Form 10-Q
period 2015-09-30
Corporate Capital Trust II
filed 2015-11-19
CIK 1617896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 814-01108

Corporate Capital Trust II

(Exact name of registrant as specified in its charter)

Delaware	47-1595504
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

CNL Center at City Commons 450 South Orange Avenue Orlando, Florida	32801
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (866) 745-3797

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock of the registrant outstanding as of November 19, 2015 was 22,444.44.

CORPORATE CAPITAL TRUST II

Item 1.	Financial Statements

Corporate Capital Trust II

Condensed Statements of Assets and Liabilities

	September 30, 2015	August 27, 2015
	(unaudited)
Assets
Cash	$202,000	$202,000

Total assets	$202,000	$202,000

Commitments and contingencies ($75,030, Note 4)

Liabilities
Net assets	$202,000	$202,000
Components of net assets
Preferred stock, $0.001 par value, 1,000,000 shares authorized and unissued	—	—
Common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 22,444.44 shares issued and outstanding	22	22
Capital in excess of par value	201,978	201,978

Total net assets	$202,000	$202,000

Net asset value per share of common stock	$9.00	$9.00

See notes to condensed financial statements.

Corporate Capital Trust II

Condensed Statements of Changes in Net Assets (unaudited)

Period from August 27, 2015 to September 30, 2015
Capital share transactions
Issuance of shares of common stock	$—

Net increase in net assets resulting from capital share transactions	—

Total increase in net assets	—

Net assets at beginning of period	202,000

Net assets at end of period	$202,000

See notes to condensed financial statements.

CORPORATE CAPITAL TRUST II

Notes to Condensed Financial Statements (unaudited)

1. Principal Business and Organization

Corporate Capital Trust II (the “Company”) was formed as a Delaware statutory trust on August 12, 2014. The Company is a non-diversified closed-end management investment company that intends to elect to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “40 Act”). The Company’s investment objective is to provide its shareholders with current income and, to a lesser extent, long-term capital appreciation, by investing primarily in the debt of privately owned U.S. companies with a focus on originated transactions sourced through the networks of its advisors.

The Company is externally managed by CNL Fund Advisors II, LLC (“CNL”) and KKR Credit Advisors (US) LLC (“KKR”) (collectively the “Advisors”), which are collectively responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments, determining the securities and other assets that the Company will purchase, retain or sell and monitoring the Company’s portfolio on an ongoing basis. Both of the Advisors are registered as investment advisers with the Securities and Exchange Commission (“SEC”).

On September 29, 2014, the Company filed a registration statement on Form N-2 (the “Registration Statement”) with the SEC to register its common stock. The Registration Statement, as amended, offering for sale up to $2.6 billion of shares of common stock (275 million shares at $9.45 per share) (the “Offering”), was declared effective on October 9, 2015, at which time the Company’s Offering commenced.

The Company has been inactive since its incorporation date, except for routine matters relating to its organization and registration of its Offering. The Company has not begun operations. The Company’s activities are subject to risks and uncertainties, including failure to raise substantial funds and meeting the minimum offering requirement. The Company has no prior operating history and there is no assurance that the Company will be able to achieve its investment objectives.

2. Summary of Significant Accounting Policies

Basis of Presentation — The accompanying condensed financial statements of the Company have been presented in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the unaudited financial results included herein contain all adjustments considered necessary for the fair presentation of the interim period included herein. The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto as of August 27, 2015 included in the Company’s amended registration statement on Form N-2, which was filed with the SEC on October 1, 2015.

The condensed statement of operations has been omitted because the Company did not earn any income or incur any expenses for the period August 27, 2015 to September 30, 2015. In addition, the condensed statement of cash flows has been omitted because no transactions occurred during the period August 27, 2015 to September 30, 2015.

Use of Estimates — The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

2. Summary of Significant Accounting Policies (continued)

Organization and Offering Expenses — Organization expenses will be expensed on the Company’s statement of operations. Continuous offering expenses, excluding sales load and ongoing distribution and shareholder servicing fees, will be capitalized on the Company’s statement of assets and liabilities as deferred offering expenses and expensed to the Company’s statement of operations over a 12-month period.

Income Taxes — The Company intends to elect to be treated for federal income tax purposes, and intends to qualify thereafter, as a regulated investment company (“RIC”) under Subchapter M of the Code (the “Code”). Generally, a RIC is exempt from federal income taxes on income and gains it distributes each year if it distributes at least 90% of “Investment Company Taxable Income,” as defined in the Code. The Company intends to distribute sufficient dividends to maintain its RIC status each year.

The Company is also generally subject to nondeductible federal excise taxes if it does not distribute an amount at least equal to the sum (i) 98% of net ordinary income for the calendar year, (ii) 98.2% of the Company’s capital gains in excess of capital losses for the one-year period generally ending on October 31 of the calendar year and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which the Company paid no federal income tax.

3. Capital Transactions

On September 25, 2014, the Company entered into founder stock purchase agreements for the sale of (i) 111.11 shares of common stock to CNL Fund Advisors Company for consideration of $1,000, and (ii) 111.11 shares of common stock to KKR for consideration of $1,000. On December 31, 2014, CNL Fund Advisors Company transferred its shares in the Company’s common stock to an affiliate, CNL.

On August 26, 2015 and August 27, 2015, respectively, the Company entered into share purchase agreements for the sale of (i) 277,777.78 shares of common stock to CNL for consideration of $2.5 million to be effective after the Company’s initial registration statement is declared effective by the SEC, and (ii) 277,777.78 shares of common stock to KKR for consideration of $2.5 million to be effective after the Company’s initial registration statement is declared effective by the SEC. As part of this agreement, on August 26, 2015, CNL purchased 22,222.22 shares of common stock for consideration of $200,000, which reduced the overall remaining purchase obligation of CNL under its shares purchase agreement with the Company to 255,555.56 shares of common stock.

4. Related Party Transactions

As of August 27, 2015 and September 30, 2015 the Company was owned 99.5% by CNL. CNL is a wholly owned subsidiary of CNL Financial Group, Inc. (“CFG”). All of the Company’s executive officers also serve as executive officers of either KKR or CNL and other CFG affiliates.

The Company has entered into an investment advisory agreement with CNL (the “Investment Advisory Agreement) for the overall management of the Company’s activities which will become effective when the Company receives proceeds of $2.25 million from its Offering (“minimum offering requirement”). CNL has entered into a sub-advisory agreement with KKR (the “Sub-Advisory Agreement”), under which KKR is responsible for the day-to-day management of the Company’s investment portfolio. Pursuant to the Investment Advisory Agreement, CNL will earn (i) a management fee equal to an annual rate of 2% of the Company’s average gross assets, and (ii) an incentive fee based on the Company’s performance. The incentive fee consists of (i) an incentive fee on income and (ii) an incentive fee on capital gains. CNL will compensate KKR for advisory services that it provides to the Company with 50% of the fees that CNL receives under the Investment Advisory Agreement.

4. Related Party Transactions (continued)

Under the terms of the Investment Advisory Agreement, once the Company’s Offering is effective, CNL (and indirectly KKR) will also be entitled to receive up to 1.5% of gross proceeds as reimbursement for organization and offering expenses incurred by the Advisors on behalf of the Company.

The Company has no liability to reimburse CNL or any of its affiliates for any organization or offering costs funded by CNL or any of its affiliates unless and until the Investment Advisory Agreement becomes effective. CFG and its affiliates have incurred organization and offering costs of approximately $1.1 million as of September 30, 2015. Once the Investment Advisory Agreement is effective, the capital contributions detailed in Note 3 above will be subject to a maximum organization and offering cost reimbursement of 1.5% ($75,030).

The Company expects to enter into a managing dealer agreement with CNL Securities Corp., an affiliate of CNL. CNL Securities Corp. will serve as the managing dealer of the Company’s Offering and in connection therewith will receive up-front selling commissions of up to 2.00% of gross offering proceeds, up-front dealer manager fees of up to 2.75% of gross offering proceeds and ongoing distribution and shareholder servicing fees at an annualized rate of 1.25% of the Company’s most recently published net asset value per share, excluding shares issued through the distribution reinvestment plan. Shares may also be subject to a contingent deferred sales charge in the event that a stockholder tendered his or her shares of common stock prior to the fourth anniversary of the date such shares were purchased. All or any portion of these fees may be re-allowed to participating brokers. FINRA Rule 2310 provides that the maximum underwriting compensation payable from any source to FINRA members participating in an offering may not exceed 10% of gross offering proceeds, excluding proceeds from a distribution reinvestment plan.

The Company expects to enter into an administrative services agreement with CNL (the “Administrative Services Agreement”) which will become effective when the Company meets the minimum offering requirement, under which CNL will perform, or oversee the performance of, various administrative services on behalf of the Company. The Company will reimburse CNL for administrative expenses it incurs in performing its obligations.

The Company has entered into an Expense Support and Conditional Reimbursement Agreement, as amended (the “Expense Support Agreement”) with CNL and KKR (the “Advisors”) pursuant to which the Advisors jointly and severally agree to pay to the Company some or all operating expenses (an “Expense Support Payment”) for each month during the Expense Support Payment Period (as defined below) in which the Company’s board of trustees declares a distribution to its shareholders. The “Expense Support Payment Period” begins on the date the Company’s minimum offering requirement is satisfied and ends on June 30, 2016. The Advisors are entitled to be reimbursed promptly by the Company (a “Reimbursement Payment”) for Expense Support Payments made with respect to any class of common stock, subject to the limitation that no Reimbursement Payment may be made by the Company to the extent that it would cause the Company’s other operating expenses (as defined in the Expense Support Agreement) for such class of common stock to exceed the lesser of (A) 1.75% of average net assets attributable to shares of such class of common stock and (B) the percentage of our average net assets attributable to shares of such class of common stock represented by other operating expenses (as defined in the Expense Support Agreement) during the fiscal year in which such expense support payment from the Advisors was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from the Advisors made during the same fiscal year). Notwithstanding anything to the contrary in the Expense Support Agreement, no Reimbursement Payment shall be made with respect to any class of common stock if the effective rate of distributions per share on such class of common stock declared by the Company at the time of such

4. Related Party Transactions (continued)

Reimbursement Payment is less than the effective rate of distributions per share on such class of common stock at the time the Expense Support Payment was made to which such Reimbursement Payment relates. For this purpose, “effective rate of distributions per share” means actual declared distribution rate per share exclusive of return of capital, if any. The Company’s obligation to reimburse each Expense Support Payment will terminate three years from the end of the fiscal year in which such Expense Support Payment is made. As of September 30, 2015, no Expense Support Payments have been made by the Advisors.

As of September 30, 2015, the Company had not commenced its Offering and the Investment Advisory Agreement were not yet effective; therefore, no fees or expenses had been incurred by the Company under these agreements as of such date.

5. Subsequent Events

On October 9, 2015, the Company’s Registration Statement was declared effective by the SEC and the Company commenced its Offering.

On October 9, 2015, the Company filed Form N-54A and notified the SEC that it elects, pursuant to the provisions of Section 54(a) of the 40 Act, to be subject to the provisions of sections 55 through 65 of the 40 Act.

On October 9, 2015 the Company entered into the Administrative Services Agreement, as further described in Note 4 above.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based on the unaudited condensed financial statements as of September 30, 2015 and for the period August 27, 2015 to September 30, 2015 and the audited financial statements as of August 27, 2015. This information should be read in conjunction with the accompanying unaudited condensed financial statements and the notes thereto, as well as, the audited financial statements included in our final prospectus filed with the SEC pursuant to Rule 497(c) and dated October 22, 2015. Capitalized terms used in this Item 2 have the same meaning as in the accompanying unaudited condensed financial statements in Item 1 unless otherwise defined herein.

Cautionary Note Regarding Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q for the period August 27, 2015 to September 30, 2015 (this “Quarterly Report”) that are not statements of historical or current fact may constitute forward-looking statements within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events, and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should” and “could,” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimated per share net asset value of the Company’s common stock, and other matters. The Company’s forward-looking statements are not guarantees of future performance and the Company’s actual results could differ materially from those set forth in the forward-looking statements. As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized. While the Company believes that the current expectations reflected in its forward-looking statements are based upon reasonable assumptions, such statements are inherently susceptible to a variety of risks, uncertainties, changes in circumstances and other factors, many of which are beyond the Company’s ability to control or accurately predict.

Important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements include, but are not limited to, economic, strategic, political and social conditions, and the following: persistent economic weakness at the global or national level, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global capital market conditions, the Company’s ability to obtain or maintain credit lines, credit facilities or other borrowings on satisfactory terms, changes in interest rates, availability of proceeds from the offering of the Company’s common stock, the Company’s ability to identify suitable investments, the Company’s ability to close on identified investments, the Company’s ability to maintain the Company’s qualification as a regulated investment company and as a business development company, the ability of the Company’s advisors and their affiliates to attract and retain highly talented professionals, inaccuracies of the Company’s accounting estimates, the ability of the Company’s advisors to locate suitable borrowers for the Company’s loans and the ability of such borrowers to make payments under their respective loans. Given these uncertainties, the Company cautions you not to place undue reliance on forward-looking information.

Forward-looking statements should be read in light of the risks identified in the “Risk Factors” as set forth in our final prospectus filed with the SEC pursuant to Rule 497(c) and dated October 22, 2015.

All written and oral forward-looking statements attributable to the Company or persons acting on its behalf are qualified in their entirety by this cautionary note. Forward-looking statements speak only as of the date on which they are made; and the Company undertakes no obligation, and expressly disclaims any obligation, to publicly release the results of any revisions to its forward-looking statements made to reflect future events or circumstances, new information, changed assumptions, the occurrence of unanticipated subsequent events, or changes to future operating results over time, except as otherwise required by law.

The Company’s forward-looking statements and projections are excluded from the safe harbor protection of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

EXECUTIVE OVERVIEW

The Company is a non-diversified closed-end management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940. Formed as a Delaware statutory trust on August 12, 2014, we are externally managed by CNL Fund Advisors II, LLC (“CNL”) and KKR Credit Advisors (US)LLC (“KKR”) collectively, the “Advisors”, which are collectively responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments, determining the securities and other assets that the we will purchase, retain or sell and monitoring our portfolio on an ongoing basis. Both of our Advisors are registered as investment advisers with the SEC.

Investment Objective and Investments

Our investment objective is to provide our shareholders with current income and, to a lesser extent, long-term capital appreciation. We intend to meet our investment objective by investing primarily in the debt of privately owned U.S. companies (also referred to as “portfolio companies”) with a focus on originated transactions sourced through the networks of our Advisors. We define originated transactions as any negotiated investment where we, through our Advisors’ direct efforts, provide funds directly to a portfolio company. A substantial portion of our portfolio will consist of direct lending investments, which we believe offer potential opportunities for superior risk-adjusted returns and income generation. Our debt investments may take the form of corporate loans or bonds, may be directly originated as primary market negotiated transactions or purchased on the secondary market, may be secured or unsecured and may, in some cases, be accompanied by warrants, options or other forms of equity participation. We may separately purchase common or preferred equity interests in transactions.

The level of our investment activity can and will vary substantially from period to period depending on many factors, including: the amount of capital we have available for investment, the availability of credit to finance investment transactions, the demand for debt from creditworthy privately owned U.S. companies, the level of merger, acquisition and refinancing activity involving private companies, the general economic environment, the competitive investment environment for the types of investments we intend to make. Based on prevailing market conditions, we anticipate that we will invest the proceeds from the periodic sale of our common stock within 30-90 days. The precise timing will depend on the availability of investment opportunities that are consistent with our investment objective and strategies. Any distributions we make during such period may be substantially lower than the distributions that we expect to pay when our portfolio is fully invested.

As a business development company, we are required to comply with certain regulatory requirements. For instance, we may not acquire any assets other than “qualifying assets” as specified in the 1940 Act unless at least 70% of our total assets are qualifying assets as determined at the end of the prior quarter (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all U.S. private companies, U.S. companies whose securities are not listed on a national securities exchange, and certain U.S. public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. These rules also permit us to include as qualifying assets certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but no longer meet the definition of eligible portfolio company at the time of the follow-on investment.

Revenues

We plan to generate revenue primarily in the form of interest on the debt securities of portfolio companies that we acquire and hold for investment purposes. We expect that our investments in debt securities will generally have an expected maturity of three to ten years, although we have no lower or upper constraint on maturity, and we expect to earn interest at a fixed or floating rates. Interest on our debt securities is generally payable to us quarterly or semi-annually. In some cases, the debt investments may partially defer cash interest payments with payment-in-kind provisions. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. In addition, we may generate revenue in the form of prepayment fees, commitment fees, origination fees, and fees for providing significant managerial assistance.

Operating Expenses

We expect our primary annual operating expenses to include advisor fees and the reimbursement of expenses under the Investment Advisory Agreement and the Administrative Services Agreement with CNL. CNL will be responsible for compensating KKR for its investment advisory services.

Expenses expected to be borne by us (and thus indirectly by the Company’s shareholders):

•	corporate, organizational and offering expenses relating to offerings of our common stock;

•	the cost of calculating net asset value, including the related fees and cost of any third-party valuation services;

•	the cost of effecting sales and repurchases of shares of our common stock;

•	fees payable to third parties relating to, or associated with, custody of assets, monitoring our financial and legal affairs, making investments, and valuing investments, including fees and expenses associated with performing due diligence reviews of prospective investments;

•	fees, expenses, and interest on debt, if any, incurred to finance our investments;

•	the distribution and shareholder servicing fee;

•	transfer agent, accounting services, fund administration, and custodial fees and expenses;

•	fees and expenses associated with marketing efforts, including the printing and mailing of advertising or sales materials;

•	federal and state registration fees and any stock exchange listing fees;

•	federal, foreign, state and local taxes;

•	independent trustees’ fees and expenses, including travel expenses;

•	costs of trustee and shareholder meetings, proxy statements, shareholders’ reports and notices;

•	costs of fidelity bonds, trustees and officers/errors and omissions liability insurance and other types of insurance;

•	direct costs, including those relating to printing and mailing of shareholder reports, long distance telephone and staff;

•	brokerage commissions for our investments

•	fees and expenses associated with internal and third-party independent audits and outside legal costs, including compliance with the Sarbanes-Oxley Act of 2002, the 1940 Act and applicable federal and state securities laws;

•	annual fees of the Delaware trustee;

•	all other expenses incurred by the Company in connection with administering our business, including expenses incurred by our Advisors in performing their obligations; and

We have entered into an Expense Support and Conditional Reimbursement Agreement, as amended (the “Expense Support Agreement”) with our Advisors pursuant to which the Advisors jointly and severally agree to pay to the Company some or all operating expenses (an “Expense Support Payment”) for each month during the Expense Support Payment Period (as defined below) in which the Company’s board of trustees declares a distribution to its shareholders. The “Expense Support Payment Period” begins on the date the Company’s minimum offering requirement is satisfied and ends on June 30, 2016. The Advisors are entitled to be reimbursed promptly by the Company (a “Reimbursement Payment”) for Expense Support Payments made with respect to any class of common stock, subject to the limitation that no Reimbursement Payment may be made by the Company to the extent that it would cause the Company’s other operating expenses (as defined in the Expense Support Agreement) for such class of common stock to exceed the lesser of (A) 1.75% of average net assets attributable to shares of such class of common stock and (B) the percentage of our average net assets attributable to shares of such class of common stock represented by other operating expenses (as defined in the Expense Support Agreement) during the fiscal year in which such expense support payment from the Advisors was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from the Advisors made during the same fiscal year). Notwithstanding anything to the contrary in the Expense Support Agreement, no Reimbursement Payment shall be made with respect to any class of common stock if the effective rate of distributions per share on such class of common stock declared by the Company at the time of such Reimbursement Payment is less than the effective rate of distributions per share on such class of common stock at the time the Expense Support Payment was made to which such Reimbursement Payment relates. For this purpose, “effective rate of distributions per share” means actual declared distribution rate per share exclusive of return of capital, if any. The Company’s obligation to reimburse each Expense Support Payment will terminate three years from the end of the fiscal year in which such Expense Support Payment is made.

The Expense Support Agreement may be terminated by our Advisors acting jointly, without payment of any penalty, upon written notice to us. In addition, the Expense Support Agreement will automatically terminate in the event of (a) our termination of either the Investment Advisory Agreement or the Sub-Advisory Agreement, or (b) our dissolution or liquidation. If the Expense Support Agreement is terminated due to our termination of either the Investment Advisory Agreement or the Sub-Advisory Agreement, then we must make a Reimbursement Payment to our Advisors, based on the aggregate unreimbursed Expense Support Payments made by our Advisors.

Reimbursement of CNL for Administrative Services

We will reimburse CNL for the administrative expenses necessary for its performance of services to us. However, such reimbursement will be made at an amount equal to the lower of CNL’s actual costs or the amount that we would be required to pay for comparable administrative services in the same geographic location. Also, such costs will be reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. We will not reimburse CNL for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of CNL.

Financial Condition, Liquidity and Capital Resources

We will generate cash primarily from the net proceeds of this offering and from cash flows from interest, dividends and fees earned from our investments and principal repayments and proceeds from sales of our investments.

Pursuant to a private placement, CNL and KKR contributed an aggregate of $2,000 to purchase 222.22 shares of our common stock at $9.00 per share. The purpose of such private placement was to establish our initial capitalization and initial shareholders in connection with our statutory trust registration and organization under Delaware law. Furthermore, CNL and KKR have executed subscription agreements in a subsequent private placement to contribute an aggregate of $5,000,000 ($2,500,000 from each of CNL and KKR) to purchase a total of 555,556 shares of our common stock at $9.00 per share and have each agreed to pay for such shares of common stock at the time of purchase upon demand by one of our executive officers. Except as provided above, we do not have any current plans, agreements or understandings to issue additional securities through private placements following the commencement of this offering, although we can offer no assurance that this will not happen in the future.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 2 – “Significant Accounting Policies” to our financial statements describes the significant accounting policies and methods used in the preparation of our financial statements. We consider our accounting policies listed below to be critical because they involve management judgments and assumptions, require estimates about matters that are inherently uncertain and are important for understanding and evaluating our reported financial results. These judgments affect (i) the reported amounts of assets and liabilities, (ii) our disclosure of contingent assets and liabilities as of the dates of the financial statements and (iii) the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ materially from the amounts reported based on these policies.

Valuation of Investments

We will measure the value of our investments in accordance with Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure (“ASC Topic 820”), issued by the Financial Accounting Standards Board (“FASB”). Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC Topic 820, we will consider our principal market to be the market that has the greatest volume and level of activity.

ASC Topic 820 defines hierarchical levels directly related to the amount of subjectivity associated with the inputs used to determine fair values of assets and liabilities. The hierarchical levels and types of inputs used to measure fair value for each level are described as follows:

•	Level 1 — Quoted prices are available in active markets for identical investments as of the reporting date. Publicly listed equities and debt securities, publicly listed derivatives, money market/short term investment funds and foreign currency are generally included in Level 1. We do not adjust the quoted price for these investments.

•	Level 2 — Valuation inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. In certain cases, debt and equity securities are valued on the basis of prices from an orderly transaction between market participants provided by reputable dealers or independent pricing services. In determining the value of a particular investment, independent pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices, market transactions in comparable investments, and various relationships between investments. Investments generally included in this category are corporate bonds and loans, convertible debt indexed to publicly listed securities, foreign currency forward contracts and certain over-the-counter derivatives.

•	Level 3 — Valuation inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant judgment or estimation. Investments generally included in this category are total return swap agreements, illiquid corporate bonds and loans, common and preferred stock investments, and equity options that lack observable market pricing.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy will be based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and the consideration of factors specific to the investment.

Our investments are expected to consist primarily of investments in senior and subordinated debt of private U.S. companies and are expected to include Level 3 investments. As such, we expect to utilize several valuation techniques that use unobservable inputs and assumptions in determining the fair value of our Level 3 investments. For senior debt, subordinated debt and structured products categorized as Level 3 investments, we will initially value the investment at its initial transaction price and subsequently value using (i) market data for similar instruments (e.g., recent transactions or indicative broker quotes), (ii) comparisons to benchmark derivative indices and/or (iii) valuation models. Valuation models are based on yield analysis and discounted cash flow techniques, where the key inputs are based on relative value analyses and the assignment of risk-adjusted discounted rates derived from the analysis of similar credit investments from similar issuers. In addition, an illiquidity discount is applied where appropriate. The unobservable inputs and assumptions may differ by asset and in the application of our valuation methodologies. The reported fair value estimates could vary materially if different unobservable inputs and other assumptions were chosen.

A determination of fair value involves subjective judgments and estimates. Due to the inherent uncertainty of determining the fair value of portfolio investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been determined had a readily available market value existed for such investments, and the differences could be material. Further, such investments are generally less liquid than publicly traded securities. If we were required to liquidate a portfolio investment that does not have a readily available market value in a forced or liquidation sale, we could realize significantly less than the fair value recorded by us.

Revenue Recognition

We will record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt securities with contractual PIK interest, which represents contractual interest accrued and added to the principal balance, we generally will not accrue PIK interest for accounting purposes if the portfolio company valuation indicates that such PIK interest is not collectible. We will not accrue as a receivable interest on loans and debt securities for accounting purposes if we have reason to doubt our ability to collect such interest. Original issue discounts, market discounts or premium will be accreted or amortized using the effective interest method as interest income. We will record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amount.

Realized gains and losses from our transactions will be calculated on the specific share identification basis. We will measure net realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. Fee income is expected to be nonrecurring in nature and is recognized upon the investment closing date.

Organization and Offering Expenses

When recorded by the Company, organization expenses and other operating expenses relating to the formation of the Company will be expensed on our statement of operations. Continuous offering expenses, excluding sales load and ongoing distribution and shareholder servicing fees, will be capitalized on our statement of asset and liabilities as deferred offering expenses and expensed to our statement of operations over a 12-month period.

Federal Income Taxes

We intend to elect to be treated for federal income tax purposes, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code. As a RIC, we generally will not pay corporate-level federal income taxes on ordinary income or capital gains distributed to our shareholders from our tax earnings and profits. To obtain and maintain our RIC tax treatment, we must meet specified source-of-income and asset diversification requirements and distribute annually at least 90% of our investment company taxable income, if any. See “Tax Matters.”

Contractual Obligations

We have entered and expect to enter into certain contracts under which we have material future commitments. We have entered into the Investment Advisory Agreement with CNL and, to a limited extent, the Sub-Advisory Agreement with CNL and KKR, each in accordance with the 1940 Act. The Advisory Agreement and the Sub-Advisory Agreement are both effective as of the date that we meet our minimum offering requirement. CNL will serve as our investment advisor in accordance with the terms of our Investment Advisory Agreement and KKR will serve as the investment sub-advisor in accordance with the terms of our Sub-Advisory Agreement. Payments under our Investment Advisory Agreement in each reporting period will consist of (i) a management fee equal to a percentage of the value of our gross assets and (ii) an incentive fee based on our performance. CNL will pay 50% of any such fees to KKR.

We have entered into the Administrative Services Agreement with CNL pursuant to which CNL furnishes us with administrative services necessary to conduct our day-to-day operations. CNL will be reimbursed for administrative expenses it incurs on our behalf in performing its obligations. Such costs will be reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. We will not reimburse CNL for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of CNL.

If any of our contractual obligations discussed above are terminated, our costs may increase under any new agreements that it enters into as replacements. In addition, if the Sub-Advisory Agreement is terminated, our costs may increase under any new sub-advisory agreement we enter into. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under the Investment Advisory Agreement, Sub-Advisory Agreement or Administrative Services Agreement. Any new investment advisory or sub-advisory agreement would also be subject to approval by our shareholders.

Results of Operations

As of September 30, 2015, we had not commenced operations.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of the date of this filing.

Recently Issued Accounting Pronouncements

We do not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on our condensed financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. To the extent that we borrow money to make investments, our net investment income will be dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these borrowings. In periods of rising interest rates, our cost of capital would increase, which may reduce our net investment income. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

In addition, any investments we make that are denominated in a foreign currency will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved.

We may hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter, there was no change in our internal controls over financial reporting (as defined under Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings — None

Item 1A.	Risk Factors

As of November 19, 2015, there have been no material changes from the risk factors set forth in our final prospectus filed with the SEC pursuant to Rule 497(c) and dated October 22, 2015, except for the following:

The Company’s Advisors serve as advisers to one other business development company with substantially the same investment objectives and strategies as the Company, thereby subjecting the Advisors and their affiliates to actual and potential conflicts of interests in connection with the management of the Company’s business affairs.

The members of the senior management and investment teams of CNL, KKR, and certain of their respective affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to us, including serving as officers, directors or principals of entities that operate in the same or a related line of business as the Company. For example, CNL’s senior management and investment teams and other CNL personnel also serve in similar capacities to the investment adviser for Corporate Capital Trust, Inc., another business development company affiliated with CNL Financial Group. By serving in these multiple capacities, they may have obligations to Corporate Capital Trust, Inc. and/or other entities, and to the investors of such entities, which may conflict with the Company’s best interests or the best interest of the Company’s stockholders. For instance, the Company relies on CNL to manage its day-to-day activities and to implement its investment strategy. As a result of these activities, CNL, its senior management, investment team and other personnel, and certain of CNL’s affiliates may have conflicts of interest in allocating their time between the Company and the other activities in which they are or may become involved, including the management of Corporate Capital Trust, Inc. and other entities affiliated with CNL. Similarly, KKR, on which CNL relies to assist it in identifying investment opportunities and making investment recommendations, may have similar conflicts of interest, including serving as the investment sub-adviser to Corporate Capital Trust, Inc. CNL, KKR and their respective managers, partners, officers and employees will devote only so much of its or their time to the Company’s business as CNL, KKR and their employees determine, in their respective judgments, is reasonably required, which may be substantially less than their full time.

Furthermore, the Company’s investment objectives overlap with those of Corporate Capital Trust, Inc. and may overlap with the investment objectives of other clients and affiliates of CNL and KKR, subjecting the Advisors to additional conflicts of interest. For example, the Company may compete for investments with Corporate Capital Trust, Inc., thereby subjecting the Advisors and their affiliates to certain conflicts of interest with respect to evaluating the suitability of investment opportunities on the Company’s behalf.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this quarterly report, we did not sell any equity securities that were not registered under the Securities Act of 1933, and we did not repurchase any of our securities.

Item 3.	Defaults Upon Senior Securities — None

Item 4.	Mine Safety Disclosures — Not applicable

Item 5.	Other Information — None

Item 6.	Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 19th day of November, 2015.

CORPORATE CAPITAL TRUST II

By:	/s/ Thomas K. Sittema
Thomas K. Sittema
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Steven D. Shackelford
Steven D. Shackelford
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

The following documents are filed or incorporated as part of this report.

31.1	Certification of Chief Executive Officer of Corporate Capital Trust II, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of Corporate Capital Trust II, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Corporate Capital Trust II, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)