Form 10-K
period 2015-12-31
Corporate Capital Trust II
filed 2016-03-14
CIK 1617896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 814-01108

Corporate Capital Trust II

(Exact name of registrant as specified in its charter)

Delaware	47-1595504
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

CNL Center at City Commons 450 South Orange Avenue Orlando, Florida	32801
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (866) 745-3797

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
None	Not applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.05 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

There is no established market for the Registrant’s shares of common stock. The Registrant is currently conducting an ongoing public offering of its shares of common stock pursuant to a Registration Statement on Form N-2, which shares are currently being offered and sold at $9.45 per share, with discounts available for certain categories of purchasers, or at a price necessary to ensure that shares are not sold at a price, net of sales load, below net asset value per share.

As of March 14, 2016, there were 555,777.78 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant incorporates by reference portions of the Corporate Capital Trust II definitive proxy statement for the 2016 Annual Meeting of Shareholders (Items 10, 11, 12, 13 and 14 of Part III) to be filed no later than April 30, 2016. Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.

i

PART I

STATEMENT REGARDING FORWARD LOOKING INFORMATION

The following information contains statements that constitute forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements generally are characterized by the use of terms such as “may,” “should,” “plan,” “anticipate,” “estimate,” “intend,” “predict,” “believe” and “expect” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: persistent economic weakness at the global or national level, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global capital market conditions, our ability to obtain or maintain credit lines or credit facilities on satisfactory terms, changes in interest rates, availability of proceeds from our offering of shares, our ability to identify suitable investments, our ability to close on identified investments, our ability to maintain our qualification as a regulated investment company and as a business development company, the ability of our Advisors (defined below) and their affiliates to attract and retain highly talented professionals, inaccuracies of our accounting estimates, the ability of our Advisors to locate suitable borrowers for our loans and the ability of such borrowers to make payments under their respective loans. Given these uncertainties, we caution you not to place undue reliance on such statements, which apply only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. The forward-looking statements should be read in light of the risk factors identified in Item 1A. “Risk Factors” of this report.

The forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 27A of the Securities Act and Section 21E of the Exchange Act.

Item 1.	Business

General

Corporate Capital Trust II (which is referred to in this report as “we”, “our”, “us” and “our company”) is a non-diversified closed-end management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). Formed as a Delaware statutory trust on August 12, 2014, we are externally managed by CNL Fund Advisors II, LLC (“CNL”) and KKR Credit Advisors (US) LLC (“KKR”). CNL, which is our investment adviser, and KKR, which is our investment sub-adviser, are referred to in this report as our “Advisors.” Our Advisors are collectively responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Both Advisors are registered as investment advisers with the Securities and Exchange Commission (the “SEC”). CNL also provides the administrative services necessary for our company to operate.

Our company has been inactive since its incorporation date, except for routine matters relating to its organization and the registration of its common stock. On September 29, 2014, we filed a registration statement on Form N-2 (as amended and supplemented, the “Registration Statement”) with the SEC to register our offering for sale on a continuous basis of up to $2.6 billion of shares of common stock (275 million shares at an initial offering price of $9.45 per share) (the “Offering”). On October 9, 2015, our company filed a Form N-54A and notified the SEC of its election, pursuant to the provisions of Section 54(a) of the 1940 Act, to be subject to the provisions of Sections 55 through 65 of the 1940 Act. The Registration Statement was declared effective by the SEC on October 9, 2015 and our company commenced its Offering. The Company has not begun operations. See Item 5 “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities” for current information on the progress of our Offering.

Our investment objective is to provide our shareholders with current income and, to a lesser extent, long-term capital appreciation. We intend to meet our investment objective by investing primarily in the debt of privately owned U.S. companies with a focus on originated transactions sourced through the networks of our Advisors. We anticipate that a substantial portion of our portfolio will consist of senior and subordinated debt, which we believe offer opportunities for superior risk-adjusted returns and income generation. Our debt investments may take the form of corporate loans or bonds, may be directly originated as primary market negotiated transactions or purchased on the secondary market, may be secured or unsecured and may, in some cases, be accompanied by warrants, options or other forms of equity participation. We may separately purchase common or preferred equity interests in transactions. We may invest in various types of derivatives, including total return swaps, interest rate swaps, cross currency swaps and foreign currency forward contracts and options. Our portfolio is expected to include fixed-rate investments that generate absolute returns as well as floating-rate investments that provide variable returns in rising interest rate and inflationary environments. A portion of our portfolio may consist of investments in private investment funds, including hedge funds, private equity funds, limited liability companies and other business entities.

We will seek to build on the investment expertise and sourcing networks of our Advisors and adhere to an investment approach that emphasizes strong fundamental credit analysis and rigorous portfolio monitoring. We intend to be disciplined in selecting investments and focus on opportunities that are perceived to offer favorable risk/reward characteristics and relative value.

We believe the market for lending is currently characterized by significant demand for capital and that we will therefore have considerable opportunities as a provider of capital to achieve attractive pricing and terms on our investments. We are raising capital with the goal of serving our target market and capitalizing on what we believe is a compelling and sustained market opportunity.

Our investment strategy focuses on creating an investment portfolio that generates superior risk-adjusted returns by carefully selecting investments through rigorous due diligence and actively managing and monitoring our portfolio. When evaluating an investment, we use the resources of our Advisors to develop an investment thesis and a proprietary view of a potential portfolio company’s intrinsic value. We believe that a flexible approach to investing allows us to take advantage of opportunities that offer the most favorable risk/reward characteristics. Except as restricted by the 1940 Act or by the Internal Revenue Code of 1986, as amended (the “Code”), we deem all of our investment policies to be non-fundamental, which means that they may be changed by our board of trustees without shareholder approval.

Our Investment Focus

While we intend to consider each investment opportunity independently, we generally expect to focus on companies that share the following characteristics:

•	Size. We will seek to provide capital to medium- and large-sized private companies, which typically have more defensible market positions, stronger franchises and operations and better credit characteristics relative to their smaller peers. Although there are no strict lower or upper limits on the size of a company in which we may invest, we expect to focus on companies with EBITDAs (earnings before interest, taxes, depreciation and amortization) greater than $25 million.

•	Capital Structure. We expect that our portfolio will consist primarily of senior and subordinated debt, which may in some cases be accompanied by warrants, options, equity co-investments, or other forms of equity participation. We will seek to invest in portfolio companies that generate free cash flow at the time of investment and benefit from material investments from well-known equity investors.

•	Management Team. We intend to prioritize investing in portfolio companies with strong management teams that we believe have a clear strategic vision, long-standing experience in their industry and a successful operating track record. We expect to favor companies in which management’s incentives appear to be closely aligned with the long-term performance of the business, such as through equity ownership.

•	Stage of Business Life Cycle. We intend to seek mature, privately owned businesses that have long track records of stable, positive cash flow. We do not intend to invest in start-up companies or companies with speculative business plans. As a business development company, we generally must, under relevant SEC rules, invest at least 70% of our total assets in “qualifying assets,” which includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public listed companies that have a market capitalization of less than $250 million.

•	Industry Focus. While we will consider opportunities within all industries, we expect to prioritize industries having, in our view, favorable characteristics from a lending perspective. For example, we will seek companies in established industries with stable competitive and regulatory frameworks, where the main participants have enjoyed predictable, low-volatility earnings. We expect to give less emphasis to industries that are frequently characterized by less predictable and more volatile earnings.

•	Geography. As a business development company under the 1940 Act, we will focus on and invest at least 70% of our total assets in U.S. companies. To the extent we invest in foreign companies, we intend to do so in accordance with 1940 Act limitations and only in jurisdictions with established legal frameworks and a history of respecting creditor rights, including countries that are members of the European Union, as well as Canada, Australia and Japan.

•	Liquidity. We intend to focus on originated debt investments sourced through the networks of our Advisors. We define originated debt investments as any negotiated investment where we, through our Advisors’ direct efforts, provide funds directly to a portfolio company. Substantially all debt securities acquired through originated transactions are subject to legal and other restrictions on resale or are otherwise less liquid than exchange-listed securities, in that we typically would be unable to exit these investments unless and until the portfolio company has a liquidity event such as a sale, refinancing, or initial public offering. While these investments will generally be less liquid than investments purchased on the secondary market, we believe that the illiquidity premium associated with these investments may offer an attractive risk adjusted return. In addition, based upon the then current market opportunity, we may acquire debt investments through secondary market transactions which will generally have increased liquidity characteristics as compared to originated transactions.

While we believe that the criteria listed above are important in identifying and investing in portfolio companies, we will consider each investment on a case-by-case basis. It is possible that not all of these criteria will be met by each portfolio company in which we invest. There is no limit on the maturity or duration of any investment in our portfolio. We anticipate that substantially all of the investments held in our portfolio will have either a sub-investment grade rating by Moody’s Investors Service and/or Standard & Poor’s or will not be rated by any rating agency. Investment sizes will vary as our capital base changes and will ultimately be at the discretion of our Advisors subject to oversight by our board of trustees.

Competition

As a business development company with a particular focus on lending activities, we will experience competition from other business development companies, commercial banks, specialty finance companies, open-end and closed-end investment companies, opportunity funds, private equity funds and institutional investors, many of which generally have greater financial resources than we do for the purposes of lending to U.S. businesses within our stated investment focus. These competitors may also have a lower cost of capital, may be subject to less regulatory oversight, and may have lower overall operating costs. The level of competition will impact our ability to raise capital, find suitable corporate borrowers that meet our investment criteria and acquire and originate loans to these corporate borrowers. We may also face competition from other funds in or to which CNL and KKR or their respective affiliates participate or advise.

We believe we have the following potential competitive advantages over other capital providers that operate in the markets we target and allow us to take advantage of the market opportunity we have identified:

•	Proprietary Sourcing and Deal Origination. Our Advisors, through their deep industry relationships and investment teams that actively source new investments, provide us with immediate access to an established source of proprietary deal flow. CNL, KKR and their affiliates have built franchises and deep relationships with major companies, financial institutions and other investment and advisory institutions for sourcing new investments. KKR’s investment professionals are also organized into industry groups that conduct their own primary research, develop views on industry themes and trends and proactively work to identify companies in which to invest, often on an exclusive basis. We believe that our Advisors’ broad networks and the internal deal generation strategies of their investment teams will create favorable opportunities to deploy capital across a broad range of originated transactions that have attractive investment characteristics.

•	Focusing on Preserving Capital and Minimizing Losses. We believe that protecting principal and avoiding capital losses are critical to generating attractive risk-adjusted returns. Toward that end, our investment process is designed to: (i) utilize our Advisors’ proprietary knowledge and deep industry relationships to identify attractive prospective portfolio companies, (ii) conduct rigorous due diligence to evaluate the creditworthiness of, and potential returns from, credit investments in such portfolio companies, (iii) stress test prospective investments to assess the viability of potential portfolio companies in a downside scenario and their ability to repay principal and (iv) structure investments and design covenants and other rights that anticipate and mitigate issues identified through this process.

•	Experienced Management and Investment Expertise. Affiliates of each of our Advisors have more than 35 years of investment experience that spans a broad range of economic, market and financial conditions. By accessing their combined resources, skills and experience, we believe we will benefit from CNL’s investment philosophy of focusing on underserved, undercapitalized markets and KKR’s rigorous investment approach, industry expertise and experience investing throughout a company’s capital structure. Further, we benefit from KKR’s and an affiliate of CNL’s experience advising Corporate Capital Trust, Inc. (“CCT”) which has increased their visibility and relationship network to middle-market companies.

•	Disciplined Credit Analysis and Portfolio Monitoring. Our Advisors provide immediate access to an established platform for evaluating investments, managing risk and focusing on opportunities that generate superior returns with appropriate levels of risk. Through KKR, we will benefit from an investment infrastructure that allows for intensive due diligence to filter investment opportunities and help select investments that offer favorable risk/reward characteristics.

•	Versatile Transaction Structuring and Flexible Capital. Our Advisors and their management have experience and expertise in evaluating and structuring investments at all levels of a company’s capital structure and with varying features, providing numerous tools to manage risk while preserving opportunities for income, capital preservation and, to a lesser extent, long-term capital appreciation. We will seek to capitalize on this expertise to produce an investment portfolio that performs in a broad range of economic conditions while meeting the unique needs of a broad range of borrowers. Although we are subject to regulation as a business development company, we will not be subject to many of the regulatory limitations that govern traditional lending institutions. As a result, we believe that we can be more flexible in selecting and structuring investments and adjusting investment criteria. We believe borrowers view this flexibility as a benefit, making us an attractive financing partner.

•	Long-Term Investment Horizon. We believe that our flexibility, as a closed-end fund to make investments with a long-term perspective provides us with the opportunity to generate favorable returns on invested capital and expands the types of investments that we may consider. The long-term nature of our capital will help us avoid disposing of assets at unfavorable prices and we believe will make us a better partner for portfolio companies.

•	Allocation Policy. On May 21, 2013, the SEC issued an order granting CCT exemptive relief that expanded CCT’s ability to co-invest with certain of the affiliates of CCT’s advisors in privately negotiated transactions. Subject to the conditions specified in the exemptive order, CCT is permitted to co-invest with those affiliates in certain additional investment opportunities, including investments originated and directly negotiated by KKR. On December 24, 2014, CCT and the Company filed an amendment with the SEC to request expansion of the exemptive relief granted to CCT to include the Company so that we will also have the ability to co-invest with certain of the affiliates of our Advisors, including CCT, in privately negotiated transactions, including certain investments originated and directly negotiated by KKR. Prior to the Company being added to CCT’s exemptive order, we will generally not be permitted to co-invest alongside certain affiliates of our Advisors in privately negotiated transactions. Upon being added to CCT’s exemptive order, we will adopt KKR’s allocation policy, which policy is designed to fairly and equitably distribute investment opportunities among funds or pools of capital managed by KKR. The KKR co-investment allocation policy provides that once an investment has been approved and is deemed to be in our best interest, we will receive a pro rata share of the investment based on capital available for investment in the asset class being allocated. Determinations as to the amount of capital available for investment are based on such factors as: the amount of cash on-hand, existing commitments and reserves, the targeted leverage level, the targeted asset mix and diversification requirements, other investment policies and restrictions, and limitations imposed by applicable laws, rules, regulations or interpretations. However, there can be no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.

Business Development Company Requirements

Business development companies are closed-end funds that elect to be treated as business development companies under the 1940 Act. As such, business development companies are subject to only certain provisions of the 1940 Act, as well as the Exchange Act. Business development companies are provided greater flexibility under the 1940 Act than other investment companies in dealing with their portfolio companies, issuing securities, and compensating their advisors. Business development companies can be internally or externally managed and may qualify to elect to be taxed as RICs for federal tax purposes. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates, principal underwriters, and affiliates of those affiliates or underwriters. The 1940 Act requires that a majority of a business development company’s trustees be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or withdraw our election as, a business development company unless approved by a majority of our outstanding voting securities. The 1940 Act defines “a majority of the outstanding voting securities” as the lesser of: (1) 67% or more of the voting securities present at a meeting if the holders of more than 50% of our outstanding voting securities are present or represented by proxy or (2) 50% of our outstanding voting securities.

We are generally unable to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options, or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our board of trustees determines that such sale is in our best interests and the best interests of our shareholders, and our shareholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing shareholders, in payment of dividends, and in certain other limited circumstances.

As a business development company, we are generally not permitted to invest in any portfolio company in which our Advisors or any of their affiliates currently have an investment, or to make any co-investments with our Advisors or any of their affiliates, without an exemptive order from the SEC. We may, however, invest alongside our Advisors and their affiliates’ other clients in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may invest alongside such other clients’ accounts consistent with guidance promulgated by the SEC staff permitting us and such other clients’ accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that neither of our Advisors, acting on our behalf or on behalf of other clients, negotiates any term other than price. We may also invest alongside our Advisors’ respective other clients as otherwise permissible under regulatory guidance, applicable regulations and our Advisors’ allocation policies. We and our Advisors have submitted an exemptive application to the SEC to permit greater flexibility for co-investments. However, there is no assurance that we will obtain such SEC exemptive relief.

Financial Information about Industry Segments and Geographic Areas

Our primary objectives include investing in and originating a portfolio of loans, bonds and equity investments to commercial businesses located throughout the United States. We presently do not evaluate our investments by industry segment but rather, we review performance on an individual basis. Accordingly, we do not report industry or geographic area segment information.

Entry into Agreements for Investment Advisory Services, Managing Dealer Services and Administrative Services

In 2015, we entered into the Investment Advisory Agreement with CNL for the overall management of our company’s investment activities. Our company and CNL have entered into the Sub-Advisory Agreement with KKR under which KKR is responsible for the day-to-day management of our company’s investment portfolio. CNL compensates KKR for advisory services that it provides to our company with 50% of the fees that CNL receives under the Investment Advisory Agreement.

Additionally, from the fees that CNL receives from us under the Investment Advisory Agreement, CNL will pay to KKR beginning the date we meet our minimum offering requirement and continuing for a period of five (5) years an acquisition fee consisting of an ongoing quarterly fee of 0.25% on originated investments, which includes all originated loan, bond or equity transactions sourced for the Company directly by the Sub-Adviser and recorded under generally accepted principles as assets in the financial records, and an ongoing quarterly fee of 0.125% on primary issuance investments, which includes all loan, bond or equity transactions purchased (but not sourced) by the Company though the Sub-Advisor and recorded under generally accepted principles as assets in the financial records. The total of this acquisition fee from inception will not exceed an aggregate of sixteen million dollars and will not be paid from our assets. Such acquisition fee shall be payable so long as, in each quarter that such fee is payable, the cumulative realized and unrealized gains from inception exceed the cumulative realized and unrealized losses from inception on originated investments and primary issuance investments.

We will pay CNL a fee for its services under the Investment Advisory Agreement. The fee will consist of two components: a management fee and an incentive fee. The management fee will be calculated at an annual rate of 2% of our average gross assets and will be payable monthly in arrears. The incentive fee will comprise the following two parts:

•	An incentive fee on net investment income, which we refer to as the subordinated incentive fee on income, will be calculated and payable quarterly in arrears and will be based upon our pre-incentive fee net investment income for the calendar quarter. The quarterly incentive fee on net investment income will be (a) 100% of the pre-incentive fee net investment income between 1.75% and 2.1875% of average adjusted capital, plus (b) 20% of pre-incentive fee net investment income in excess of 2.1875% of average adjusted capital. Adjusted capital is defined as cumulative proceeds generated from sales of our common stock, including proceeds from our distribution reinvestment plan, net of sales load (upfront sales commissions and upfront dealer manager fees) reduced for (i) distributions paid our shareholders that represent return of capital on a tax basis and (ii) amounts paid for share repurchases pursuant to our share repurchase program. Average adjusted capital is computed on the daily adjusted capital for the actual number of days in the quarter. The quarterly preference return of 1.75% and upper level breakpoint of 2.1875% are also adjusted for the actual number of days in each calendar quarter. For purposes of computing the subordinated incentive fee on income, the calculation methodology will disregard any net investment income associated with derivatives or swaps that is treated as capital gains pursuant to generally accepted accounting principles. Therefore, net interest, if any, associated with a derivative or swap, (which represents the difference between (i) the interest income and fees received in respect of the reference assets of the derivative or swap and (ii) the interest expense paid by us to the derivative or swap counterparty) will be included in pre-incentive fee net investment income for purposes of the subordinated incentive fee on income.

•	An incentive fee on capital gains will be calculated and payable in arrears as of the end of each calendar year. It will be equal to 20% of our realized capital gains on a cumulative basis from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees on capital gains as calculated in accordance with U.S. generally accepted accounting principles (GAAP) except as described in the next sentence. For purposes of computing the incentive fee on capital gains the calculation methodology will disregard any net investment income associated with derivatives or swaps that is treated as capital gains pursuant to generally accepted accounting principles. Therefore, realized gains and realized losses on the disposition of any reference assets, as well as unrealized depreciation on reference assets retained in the derivative or swap, will be included on a cumulative basis in the calculation of the incentive fee on capital gains that may be payable annually to our Advisors.

We also entered into a managing dealer agreement with CNL Securities Corp., an affiliate of CNL. CNL Securities Corp. serves as the managing dealer of the Offering. Our Managing Dealer will receive an up-front selling commission, a dealer manager fee and an ongoing distribution and shareholder servicing fee in connection with the Company’s shares sold in the offering. The up-front selling commission is 2% of the gross offering proceeds per share. It is anticipated that substantially all of the up-front selling commission will be reallowed by the Managing Dealer to participating broker-dealers for selling shares to their customers.

The dealer manager fee is 2.75% of the gross offering proceeds per share. The Managing Dealer may reallow all or a portion of the dealer manager fee for each share sold by a participating broker as marketing support. Additionally, in accordance with the Managing Dealer Agreement, we will pay the Managing Dealer an ongoing distribution and shareholder servicing fee at an annualized rate of 1.25% of our net asset value per share, excluding shares issued through the distribution reinvestment plan. The ongoing distribution and shareholder servicing fee will accrue daily based on our most recently published net asset value and be paid monthly or quarterly in arrears. FINRA Rule 2310 provides that the maximum underwriting compensation payable from any source to FINRA members participating in an offering may not exceed 10% of gross offering proceeds, excluding proceeds from a distribution reinvestment plan.

We have applied for exemptive relief from the SEC to offer multiple share classes. In the event we obtain such relief, we plan to amend the Registration Statement to offer a share class without an asset-based charge. In the event we obtain the relief to offer such a share class, we may convert shareholder accounts into a share class that has no asset-based charge at the end of the month in which the transfer agent, on behalf of the Company, determines that an account has paid cumulative underwriting compensation attributable to the shares held within his or her account in excess of 9.75% of gross proceeds.

We also entered into an administrative services agreement with CNL (the “Administrative Services Agreement”) whereby CNL performs, and oversees the performance of various administrative services we require. These include investor services, general ledger accounting, fund accounting, maintaining required financial records, calculating our net asset value, filing tax returns, preparing and filing SEC reports, preparing, printing and disseminating shareholder reports and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. CNL provides us with facilities and access to personnel necessary for our business and these services. For providing these services, facilities and personnel, we reimburse CNL for administrative expenses it incurs in performing its obligations.

CNL, certain CNL affiliates, and KKR receive compensation and reimbursement of expenses and personnel time in connection with (i) the performance and supervision of administrative services on our behalf, (ii) certain expenses associated with investment advisory activities and (iii) the Offering. See Note 4. “Related Party Transactions” in Item 8. “Financial Statements and Supplementary Data” for additional information on amounts paid to these related parties.

Employees

Reference is made to Item 10. “Trustees, Executive Officers and Corporate Governance” and in our definitive proxy statement for our 2016 annual meeting of shareholders (the “2016 Proxy Statement”) for a listing of our executive officers. We have no employees. Our executive officers are compensated through CNL and/or its affiliates.

Tax Status

The Company intends to elect to be treated for federal income tax purposes, and intends to qualify thereafter, as a regulated investment company (“RIC”) under Subchapter M of the Code (the “Code”). Generally, a RIC is exempt from federal income taxes on income and gains it distributes each year if it distributes at least 90% of “Investment Company Taxable Income,” as defined in the Code. The Company intends to distribute sufficient amounts to maintain its RIC status each year.

Corporate Information

Our executive offices are located at 450 S. Orange Ave., Orlando, FL 32801, and our telephone number is 866-650-0650.

We make available all of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports free of charge on our internet website at www.corporatecapitaltrustii.com as soon as reasonably practical after such material is electronically filed with or furnished to the SEC. These reports are also available on the SEC’s internet website at www.sec.gov. The public may also read and copy paper filings that we have made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling (800) SEC-0330.

Item 1A.	Risk Factors

Risks Related to Our Business

We have a limited operating history.

We are a relatively new company and are subject to all of the business risks and uncertainties associated with any business with a relatively short operating history, including the risk that we will not achieve or sustain our investment objective and that the value of our securities could decline substantially.

We have not identified any specific investments that we will make with the proceeds from the Offering. As a result, this may be deemed to be a “blind pool” offering and you will not have the opportunity to evaluate historical data or assess any investments prior to purchasing shares of our common stock.

Neither we nor any of our Advisors has presently identified, made, or contracted to make investments on our behalf. As a result, you will not be able to evaluate the economic merits, transaction terms or other financial or operational data concerning our investments prior to purchasing shares of our common stock. You must rely on our board of trustees to review and enforce and our Advisors to implement our investment policies, to evaluate investment opportunities and to structure the terms of investments rather than evaluating our investments in advance of purchasing shares. Because investors are not able to evaluate our investments in advance of purchasing shares of our common stock, the Offering may entail more risk than other types of offerings. This additional risk may hinder your ability to achieve your own personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives.

The lack of liquidity in our investments may adversely affect our business.

We may acquire a significant percentage of our portfolio company investments from privately held companies in directly negotiated transactions or through less liquid markets. Substantially all of these securities are subject to legal and other restrictions on resale or are otherwise less liquid than exchange-listed securities. We typically would be unable to exit these investments unless and until the portfolio company has a liquidity event such as a sale, refinancing, or initial public offering.

The illiquidity of our investments may make it difficult or impossible for us to calculate a fair value or sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments, which could have a material adverse effect on our business, financial condition and results of operations.

Moreover, securities purchased by us that are liquid at the time of purchase may subsequently become illiquid due to events relating to the issuer of the securities, market events, economic conditions or investor perceptions, or the absence of active investment market participants making it more difficult to sell and fair value these securities.

Price declines in the corporate leveraged loan market may adversely affect the fair value of our portfolio, reducing our net asset value through increased net unrealized depreciation and the incurrence of realized losses.

Conditions in the U.S. corporate debt market may experience disruption or deterioration in the future, which may cause pricing levels to decline or be volatile. As a result, our net asset value could decline through an increase in unrealized depreciation and incurrence of realized losses in connection with the sale of our investments, which could have a material adverse impact on our business, financial condition and results of operations.

Our ability to achieve our investment objective depends on our Advisors’ ability to manage and support our investment process. If our Advisors were to lose a significant number of their respective key professionals, or terminate the Investment Advisory Agreement and/or the Sub-Advisory Agreement, our ability to achieve our investment objective could be significantly harmed.

We do not have employees. Additionally, we have no internal management capacity other than our appointed executive officers and will be dependent upon the investment expertise, skill and network of business contacts of our Advisors to achieve our investment objective. Our Advisors will evaluate, negotiate, structure, execute, monitor, and service our investments. Our success will depend to a significant extent on the continued service and coordination of our Advisors, including their respective key professionals. The departure of a significant number of key professionals from KKR and CNL could have a material adverse effect on our ability to achieve our investment objective. Our Advisors do not currently plan to enter into employment contracts with such key professionals.

Our ability to achieve our investment objective also depends on the ability of our Advisors to identify, analyze, invest in, finance, and monitor companies that meet our investment criteria. Our Advisors’ capabilities in structuring the investment process, providing competent, attentive and efficient services to us, and facilitating access to financing on acceptable terms depend on the involvement of investment professionals of adequate number and sophistication to match the corresponding flow of transactions. To achieve our investment objective, our Advisors may need to retain, hire, train, supervise, and manage new investment professionals to participate in our investment selection and monitoring process. Our Advisors may not be able to find qualified investment professionals in a timely manner or at all. Any failure to do so could have a material adverse effect on our business, financial condition and results of operations.

In addition, both the Investment Advisory Agreement and the Sub-Advisory Agreement have similar termination provisions that allow the agreements to be terminated without penalty. The Investment Advisory Agreement may be terminated at any time, without the payment of any penalty, by (i) CNL upon 120 days’ prior written notice to us and (ii) us upon 60 days’ prior written notice to CNL if our independent trustees or holders of a majority of our outstanding shares of common stock so direct. The Sub-Advisory Agreement may be terminated at any time, without the payment of any penalty, by (i) KKR upon 120 days’ prior written notice to CNL and us, and (ii) by CNL or us upon 60 days’ prior written notice to KKR if our board of trustees or holders of a majority of our outstanding shares of common stock so direct. In addition, CNL and KKR have agreed that, in the event that one of them is removed by us other than for cause, or the advisory agreement of either of them is not renewed, the other will also terminate its agreement with us. The termination of either agreement may adversely affect the quality of our investment opportunities. In addition, in the event either agreement were terminated, it may be difficult for us to replace CNL or for CNL to replace KKR.

The amount of any distributions we may make on our common stock is uncertain. We may not be able to pay you distributions, or be able to sustain distributions at any particular level, and our distributions per share, if any, may not grow over time, and our distributions per share may be reduced. We have not established any limit on the extent to which we may use borrowings, if any, and we may use offering proceeds to fund distributions (which may reduce the amount of capital we ultimately invest in portfolio companies) and there can be no assurance that we will be able to sustain distributions at any particular level.

Subject to our board of trustees’ discretion and applicable legal restrictions, we intend to authorize and declare cash distributions on either a weekly, semi-monthly, monthly or quarterly basis and pay such distributions on a monthly or quarterly basis. We expect to pay distributions out of assets legally available for distribution. However, we cannot assure you that we will achieve investment results that will allow us to make a consistent targeted level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of the risks described in this report. In addition, the inability to satisfy the asset coverage test applicable to us as a business development company can limit our ability to pay distributions. Distributions from offering proceeds also could reduce the amount of capital we ultimately invest in debt or equity securities of portfolio companies. We cannot assure you that we will continue to pay distributions to our shareholders in the future.

Distributions on our common stock may exceed our taxable earnings and profits; particularly during the period before we have substantially invested the net proceeds from our public offering. Therefore, portions of the distributions that we pay may represent a return of capital to you, which will (i) lower your tax basis in your shares and thereby increase the amount of capital gain (or decrease the amount of capital loss) realized upon a subsequent sale or redemption of such shares, and (ii) reduce the amount of funds we have for investment in portfolio companies. We have not established any limit on the extent to which we may use borrowings, if any, or offering proceeds to fund distributions (which may reduce the amount of capital we ultimately invest in portfolio companies).

We may pay our distributions from borrowings, if any, or offering proceeds in anticipation of future cash flow, which may constitute a return of your capital and will lower your tax basis in your shares, thereby increasing the amount of capital gain (or decreasing the amount of capital loss) realized upon a subsequent sale or redemption of such shares, even if such shares have not increased in value or have, in fact, lost value. Distributions from borrowings, if any, or offering proceeds also reduce the amount of capital we ultimately invest in debt or equity securities of portfolio companies.

Because our business model depends to a significant extent upon relationships with corporations, financial institutions and investment firms, the inability of our Advisors to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

We expect that CNL and KKR will depend on their relationships with corporations, financial institutions and investment firms, and we will rely to a significant extent upon these relationships to provide us with potential investment opportunities. If CNL or KKR fails to maintain its existing relationships or develop new relationships or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom CNL and KKR have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

We may face increasing competition for investment opportunities, which could delay further deployment of our capital, reduce returns and result in losses.

We may compete for investments with other business development companies and investment funds (including registered investment companies, private equity funds and mezzanine funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, continue to increase their investment focus in our target market of privately owned U.S. companies. We may experience increased competition from banks and investment vehicles who may continue to lend to the middle market. Additionally, the Federal Reserve and other bank regulators may periodically provide incentives to U.S. commercial banks to originate more loans in the middle market of private companies. As a result of these market participants and regulatory incentives, competition for investment opportunities in privately owned U.S. companies is strong and may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some competitors may have higher risk tolerances or different risk assessments than us. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do.

We may lose investment opportunities if we do not match our competitors’ pricing, terms, and investment structure criteria. If we are forced to match these competitors’ investment terms criteria, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company or the source of income, asset diversification and distribution requirements we must satisfy to maintain our RIC status. The competitive pressures we face, and the manner in which we react or adjust to competitive pressures, may have a material adverse effect on our business, financial condition, results of operations, effective yield on investments, investment returns, leverage ratio, and cash flows. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time. Also we may not be able to identify and make investments that are consistent with our investment objective.

A majority of our investment portfolio will be recorded at fair value as determined in good faith in accordance with procedures established by our board of trustees and, as a result, there is and will be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined in accordance with procedures established by our board of trustees. There is not a public market or active secondary market for many of the securities of the privately held companies in which we intend to invest. The majority of our investments may not be publicly traded or actively traded on a secondary market but, instead, may be traded on a privately negotiated over-the-counter secondary market for institutional investors. As a result, we will value a majority of these securities quarterly at fair value as determined in good faith in accordance with valuation policy and procedures approved by our board of trustees.

The determination of fair value, and thus the amount of unrealized gains or losses we may recognize in any reporting period, is to a degree subjective, and our Advisors have a conflict of interest in making recommendations of fair value. We will value our investments quarterly at fair value as determined in good faith in accordance with procedures established by our board of trustees based on input from our Advisors. Our board of trustees may utilize the services of an independent third-party valuation firm to aid us in determining the fair value of certain securities. The types of factors that may be considered in determining the fair values of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, current market interest rates and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The determinations of fair value in accordance with procedures established by our board of trustees may differ materially from the values that would have been used if an active market and market quotations existed for such investments. Our net asset value could be adversely affected if the determinations regarding the fair value of the investments were materially higher than the values that we ultimately realize upon the disposal of such investments.

Our board of trustees may change our operating policies and strategies without prior notice or shareholder approval, the effects of which may be adverse to our shareholders.

Our board of trustees has the authority to modify or waive current operating policies, investment criteria and strategies without prior notice and without shareholder approval. We cannot predict the effect any changes to current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and the value of our securities. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment. Moreover, we will have significant flexibility in investing the net proceeds of the Offering and may use the net proceeds from the Offering in ways with which investors in us may not agree.

Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

We and our portfolio companies will be subject to regulation at the local, state, and federal levels. Changes to the laws and regulations governing our permitted investments may require a change to our investment strategy. Such changes could differ materially from our strategies and plans as set forth in our prospectus and may shift our investment focus from the areas of expertise of our Advisors. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment in us.

We may experience fluctuations in our operating results.

We could experience fluctuations in our operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, interest rates and default rates on the debt securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets, and general economic conditions. These occurrences could have a material adverse effect on our results of operations, the value of your investment in us and our ability to pay distributions to you and our other shareholders.

Any unrealized losses we experience on our portfolio may be an indication of future realized losses, which could reduce our income available for distribution.

As a business development company, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith in accordance with procedures established by our board of trustees. Decreases in the market values or fair values of our investments relative to amortized cost will be recorded as unrealized depreciation. Any unrealized losses in our loan portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods. In addition, decreases in the market value or fair value of our investments will reduce our net asset value.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we hold large positions in the securities of a small number of issuers, or within a particular industry, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the issuer’s financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. However, we will be subject to the diversification requirements applicable to RICs under Subchapter M of the Code.

We are dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations.

Our business is dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. There could be:

•	sudden electrical or telecommunications outages;

•	natural disasters such as earthquakes, tornadoes and hurricanes;

•	disease pandemics;

•	events arising from local or larger scale political or social matters, including terrorist acts; and

•	cyber-attacks.

These events, in turn, could have a material adverse effect on our operating results and negatively affect the net asset value of our common stock and our ability to pay dividends to our shareholders.

We are exposed to risks resulting from the current low interest rate environment.

Since we may borrow money to make investments, our net investment income may depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. The current, historically low interest rate environment can, depending on our cost of capital, depress our net investment income, even though the terms of our investments generally will include a minimum interest rate. In addition, any reduction in the level of interest rates on new investments relative to interest rates on our current investments could adversely impact our net investment income, reducing our ability to service the interest obligations on, and to repay the principal of, our indebtedness, as well as our capacity to pay distributions. Any such developments would result in a decline in our net asset value and in net asset value per share. Floating interest rate investments tied to certain indices that tend to lag behind the market may perform better in a falling interest rate environment, while floating interest rate investments tied to other indices, such as LIBOR, may do better in a rising rate environment. Not all investments perform alike under different interest rate scenarios.

The downgrade of the U.S. credit rating and the economic crisis in Europe could negatively impact our business, financial condition and results of operations.

In August 2011, and later affirmed in August 2013, Standard & Poor’s Rating Services lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+.” Moody’s and Fitch Ratings, Inc. have also warned that they may downgrade the U.S. federal government’s credit rating. In addition, the economic downturn and the significant government interventions into the financial markets and fiscal stimulus spending over the last several years have contributed to significantly increased U.S. budget deficits. The U.S. government has on several occasions adopted legislation to suspend the federal debt ceiling. If the debt ceiling is not increased, the U.S. Treasury Department will not be authorized to issue additional debt that increases the current amount outstanding. Further downgrades or warnings by S&P or other rating agencies, and the U.S. government’s credit and deficit concerns in general, including issues around the federal debt ceiling, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. Furthermore, in February 2014, the Federal Reserve began scaling back its bond-buying program, or quantitative easing, which it ended in October 2014. Quantitative easing was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities until key economic indicators, such as the unemployment rate, showed signs of improvement. The Federal Reserve raised interest rates in December 2015, and indicated that it may raise interest rates again in 2016. It is unclear what effect, if any, the end of quantitative easing and the Federal Reserve’s stated intentions to raise interest rates will have on the value of our investments or our ability to access the debt markets on favorable terms.

Additionally, in 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these nations to continue to service their sovereign debt obligations. In 2012, Standard & Poor’s Rating Services lowered its long-term sovereign credit rating for several large European countries (“EU countries”), which has negatively impacted global markets and economic conditions. While the financial stability of such countries has improved, risks resulting from any future debt crisis in Europe or any similar crisis could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of U.S. and European financial institutions. Market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, could negatively impact the global economy, and there can be no assurance that assistance packages will be available, or if available, will be sufficient to stabilize countries and markets in Europe. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, or other credit factors, our business, financial condition and results of operations could be significantly and adversely affected.

Although the U.S. lawmakers have taken steps to avoid further downgrades, U.S. budget deficit concerns and similar conditions in Europe have increased the possibility of additional credit-rating downgrades and worsening global economic and market conditions. There can be no assurance that current or future governmental measures to mitigate these conditions will be effective. These conditions, government actions and future developments may cause interest rates and borrowing costs to rise, which may adversely impact our ability to access debt financing on favorable terms. Continued or future adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Future disruptions or instability in capital markets could have a material adverse effect on our business, financial condition and results of operations.

From time to time, the global capital markets may experience periods of disruption and instability, which could materially and adversely impact the broader financial and credit markets and reduce the availability to us of debt and equity capital. For example, between 2008 and 2009, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the repricing of credit risk in the broadly syndicated credit market, the failure of major domestic and international financial institutions and a response from the U.S. Federal Reserve of lowering interest rates and quantitative easing. While market conditions have experienced relative stability in recent years, there have been continuing periods of volatility and there can be no assurance that adverse market conditions will not repeat themselves in the future which may require similar, or more experimental action by the U.S. Federal Reserve, such as negative interest rates. Global capital markets are sensitive to U.S. domestic and international economic conditions, social and political tensions, military conflict, and terrorism, including the financial stability of EU countries, perceived or actual downturns in China’s economy, further and sustained depreciation in the price of oil, and political and social unrest and military conflict in the Middle East.

We monitor U.S and global developments and seek to manage our investments in a manner consistent with achieving our investment objectives, however, there can be no assurance that we will be successful in doing so. The re-appearance of market conditions similar to those experienced from 2008 through 2009 for any substantial length of time could lead to increased market volatility and tighter credit markets, which could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms. Significant changes or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments will not be publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity) and impairments of the market values or fair market values of our investments, even if unrealized, must be reflected in our financial statements for the applicable period, which could result in significant reductions to our net asset value for the period. With certain limited exceptions, we are only allowed to borrow amounts or issue debt securities if our asset coverage, as calculated pursuant to the 1940 Act, equals at least 200% immediately after such borrowing. Equity capital may also be difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent trustees. If we are unable to raise capital or refinance existing debt on acceptable terms, then we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. Significant changes in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes.

Risks Related to Our Advisors and their Respective Affiliates

Our Advisors and their respective affiliates have limited experience managing a business development company.

Our Advisors and their respective affiliates have only four years of experience managing a vehicle regulated as a business development company and may not be able to operate our business successfully or achieve our investment objective. As a result, an investment in our securities may entail more risk than the securities of a comparable company with a substantial operating history.

The 1940 Act and the Code impose numerous constraints on the operations of business development companies and RICs that do not apply to the other types of investment vehicles previously managed by our Advisors and their respective affiliates. For example, under the 1940 Act, business development companies are generally required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private or thinly traded companies. Moreover, qualification for RIC tax treatment under subchapter M of the Code requires satisfaction of source-of-income, asset diversification and other requirements. Any failure by us to comply with these provisions could prevent us from maintaining our qualification as a business development company or RIC or could force us to pay unexpected taxes and penalties, which could be material. Our Advisors’ and their respective affiliates’ limited experience in managing a portfolio of assets under such constraints may hinder their ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective.

Our Advisors and their respective affiliates, including our officers and some of our trustees, may face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in increased risk-taking by us.

Our Advisors and their respective affiliates will receive substantial fees from us in return for their services, including certain incentive fees based on the amount of appreciation of our investments. These fees could influence the advice provided to us. Generally, the more equity we sell in public offerings and the greater the risk assumed by us with respect to our investments, the greater the potential for growth in our assets and profits (and, correlatively, the fees payable by us to the Managing Dealer and our Advisors). These compensation arrangements could affect our Advisors’ or their respective affiliates’ judgment with respect to public offerings of equity and investments made by us, which allow the Managing Dealer to earn additional selling commissions and dealer manager fees and our Advisors to earn increased asset management fees.

The time and resources that individuals associated with our Advisors devote to us may be diverted, and we may face additional competition due to the fact that neither CNL nor KKR is prohibited from raising money for or managing another entity that makes the same types of investments that we target.

Our Advisors and their respective affiliates currently manage other investment entities and are not prohibited from raising money for and managing future investment entities that make the same types of investments as those we target. As a result, the time and resources that our Advisors devote to us may be diverted, and during times of intense activity in other programs they may devote less time and resources to our business than is necessary or appropriate. In addition, we may compete with any such investment entity for the same investors and investment opportunities.

Our Advisors will experience conflicts of interest in connection with the management of our business affairs.

Our Advisors will experience conflicts of interest in connection with the management of our business affairs, including relating to the allocation of investment opportunities by our Advisors and their respective affiliates; compensation to our Advisors; services that may be provided by our Advisors and their respective affiliates to issuers in which we invest; investments by us and other clients of our Advisors, subject to the limitations of the 1940 Act; the formation of additional investment funds by our Advisors; differing recommendations given by our Advisors to us versus other clients; our Advisors’ use of information gained from issuers in our portfolio for investments by other clients, subject to applicable law; and restrictions on our Advisors’ use of “inside information” with respect to potential investments by us.

Our Advisors and their respective affiliates may have an incentive to delay a liquidity event, which may result in actions that are not in the best interest of our stockholders.

We will pay certain amounts to our Managing Dealer and participating broker-dealers in connection with the distribution of our shares for the ongoing marketing, sale and distribution of such shares, including an ongoing distribution and shareholder servicing fee. The ongoing distribution and shareholder servicing fee will terminate for all shareholders upon a liquidity event. As such, our Advisors may have an incentive to delay a liquidity event or making such recommendation to our board if such amounts receivable by our Managing Dealer have not been fully paid. A delay in a liquidity event may not be in the best interests of our shareholders.

Our Advisors and their respective affiliates may experience conflicts of interest in connection with the negotiation of arranging and other transaction-related fees paid by our portfolio companies.

In negotiating originated loans and certain other originated credit investments on our behalf, our Advisors and their affiliates may have the ability to negotiate the payment of arranging and other transaction-related fees by the relevant counterparty to our Advisors and their affiliates and/or an original issue discount (“OID”). In such circumstances, our Advisors will face a conflict of interest to the extent that a portion of any arranging or transaction-related fees payable to our Advisors and their affiliates may be retained by our Advisors and their affiliates, whereas any OID provided by the relevant counterparty would solely benefit us.

Our Advisors may face conflicts of interest with respect to services performed for issuers in which we invest.

Our Advisors and their affiliates may provide a broad range of financial services to companies in which we invest, in compliance with applicable law, and will generally be paid fees for such services. In addition, affiliates of our Advisors may act as underwriters or placement agents in connection with an offering of securities by one of the companies in our portfolio. Any compensation received by our Advisors for providing these services will not be shared with us and may be received before we realize a return on our investment. Our Advisors may face conflicts of interest with respect to services performed for these companies, on the one hand, and investments recommended to us, on the other hand. Depending on the nature and magnitude of the fees, we could perform these services through a taxable subsidiary.

Our Advisors have incentives to favor their respective other accounts and clients over us, which may result in conflicts of interest that could be harmful to us.

Because our Advisors and their respective affiliates manage assets for other investment companies, pooled investment vehicles and/or other accounts (including institutional clients, pension plans and certain high net worth individuals), certain conflicts of interest are present. For instance, an Advisor and its affiliates may receive fees from certain accounts that are higher than the fees received by our Advisor from us, or receive a performance-based fee on certain accounts. In those instances, a portfolio manager for our Advisor has an incentive to favor the higher fee and/or performance-based fee accounts over us. In addition, a conflict of interest exists to the extent an Advisor has proprietary investments in certain accounts, where its portfolio managers or other employees have personal investments in certain accounts, or when certain accounts are investment options in our Advisor’s employee benefit plans. Our Advisors have an incentive to favor these accounts over us. Our board of trustees will monitor these conflicts.

An Advisor’s actions on behalf of its other accounts and clients may be adverse to us and our investments and harmful to us.

Our Advisors and their respective affiliates manage assets for accounts other than us, including private funds (for purposes of this section, “Advisor Funds”). Actions taken by an Advisor on behalf of its Advisor Funds may be adverse to us and our investments which could harm our performance. For example, we may invest in the same credit obligations as other Advisor Funds, although, to the extent permitted under the 1940 Act, our investments may include different obligations of the same issuer. Decisions made with respect to the securities held by one Advisor Fund may cause (or have the potential to cause) harm to a different class of securities of the issuer held by other Advisor Funds (including us). As a further example, an Advisor may manage accounts that engage in short sales of (or otherwise take short positions in) securities or other instruments of the type in which we invest, which could harm our performance for the benefit of the accounts taking short positions, if such short positions cause the market value of the securities to fall.

Our access to confidential information may restrict our ability to take action with respect to some investments, which, in turn, may negatively affect our results of operations.

We, directly or through our Advisors, may obtain confidential information about the companies in which we have invested or may invest. If we possess confidential information about such companies, there may be restrictions on our ability to make, dispose of, increase the amount of, or otherwise take action with respect to, an investment in those companies. The impact of these restrictions on our ability to take action with respect to our investments could have an adverse effect on our results of operations.

Our Advisors or their respective affiliates currently serve as advisers to one other business development company with substantially the same investment objectives and strategies as the Company, thereby subjecting our Advisors and their respective affiliates to actual and potential conflicts of interests in connection with the management of our business affairs.

The members of the senior management and investment teams of CNL, KKR, and certain of their respective affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to us, including serving as officers, trustees or principals of entities that operate in the same or a related line of business as us. For example, CNL’s senior management and investment teams and other CNL personnel also serve in similar capacities to the investment adviser for CCT, another business development company affiliated with CNL Financial Group. By serving in these multiple capacities, they may have obligations to CCT and/or other entities, and to the investors of such entities, which may conflict with our best interests or the best interest of our shareholders. For instance, we rely on CNL to manage our day-to-day activities and to implement our investment strategy. As a result of these activities, CNL, its senior management, investment team and other personnel, and certain of CNL’s affiliates may have conflicts of interest in allocating their time between us and the other activities in which they are or may become involved, including the management of CCT and other entities affiliated with CNL Financial Group. Similarly, KKR, on which CNL relies to assist it in identifying investment opportunities and making investment recommendations, may have similar conflicts of interest, including serving as the investment sub-adviser to CCT. CNL, KKR and their respective managers, partners, officers and employees will devote only so much of its or their time to our business as CNL, KKR and their respective employees determine, in their respective judgments, is reasonably required, which may be substantially less than their full time.

Furthermore, our investment objectives overlap with those of CCT and may overlap with the investment objectives of other clients and affiliates of CNL and KKR, subjecting our Advisors to additional conflicts of interest. For example, we may compete for investments with CCT, thereby subjecting our Advisors and their affiliates to certain conflicts of interest with respect to evaluating the suitability of investment opportunities and making or recommending acquisitions on our behalf. To mitigate these conflicts, our Advisors will seek to execute such transactions for all of the participating investment accounts, including us, on a fair and equitable basis and in accordance with their respective allocation policies, taking into account such factors as the relative amounts of capital available for new investments, the investment programs and portfolio positions of the participating investment accounts, the clients for which participation is appropriate, and any other factors deemed appropriate.

Our Advisors will face restrictions on their use of inside information about existing or potential investments that they acquire through their relationships with other advisory clients, and those restrictions may limit the freedom of our Advisors to enter into or exit from investments for us, which could have an adverse effect on our results of operations.

In the course of their respective duties, the members, officers, trustees, employees, principals or affiliates of our Advisors may come into possession of material, non-public information. The possession of such information may, to our detriment, limit the ability of our Advisors to buy or sell a security or otherwise to participate in an investment opportunity for us. In certain circumstances, employees of our Advisors may serve as board members or in other capacities for portfolio or potential portfolio companies, which could restrict our ability to trade in the securities of such companies. For example, if personnel of an Advisor come into possession of material non-public information with respect to our investments, such personnel will be restricted by our Advisor’s information-sharing policies and procedures or by law or contract from sharing such information with our management team, even where the disclosure of such information would be in our best interests or would otherwise influence decisions taken by the members of the management team with respect to that investment. This conflict and these procedures and practices may limit the freedom of our Advisors to enter into or exit from potentially profitable investments for us which could have an adverse effect on our results of operations. Accordingly, there can be no assurance that we will be able to fully leverage the resources and industry expertise of our Advisors’ other businesses. Additionally, there may be circumstances in which one or more individuals associated with an Advisor will be precluded from providing services to us because of certain confidential information available to those individuals or to other parts of our Advisor.

We may be obligated to pay our Advisors incentive fees even if we incur a net loss due to a decline in the value of our portfolio and even if our earned interest income is not payable in cash.

Our Investment Advisory Agreement entitles CNL to receive an incentive fee based on our pre-incentive fee net investment income regardless of any capital losses. In such case, we may be required to pay CNL an incentive fee for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter. CNL will pay 50% of any such incentive fee to KKR.

Any incentive fee payable by us that relates to our pre-incentive fee net investment income may be computed and paid on income that may include interest that has been accrued but not yet received or interest in the form of securities received rather than cash (“payment-in-kind”, or “PIK”, income). If a portfolio company defaults on a loan that is structured to provide accrued interest income, it is possible that accrued interest income previously included in the calculation of the incentive fee will become uncollectible. Our Advisors are not obligated to reimburse us for any part of the incentive fee they received that was based on accrued interest income that we never received as a result of a subsequent default. PIK income will be included in the pre-incentive fee net investment income used to calculate the incentive fee to our Advisors even though we do not receive the income in the form of cash.

The quarterly incentive fee on income is recognized and paid without regard to: (i) the trend of pre-incentive fee net investment income as a percent of adjusted capital over multiple quarters in arrears which may in fact be consistently less than the preference return, or (ii) the net income or net loss in the current calendar quarter, the current year or any combination of prior periods.

For federal income tax purposes, we may be required to recognize taxable income in some circumstances in which we do not receive a corresponding payment in cash and to make distributions with respect to such income to maintain our status as a RIC and/or minimize excise tax. Under such circumstances, we may have difficulty meeting the annual distribution requirement necessary to maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay a subordinated incentive fee on income with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

Our incentive fee may induce our Advisors to make speculative investments.

The incentive fee payable by us to CNL (50% of which will be paid to KKR) may create an incentive for our Advisors to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangements. The way in which the incentive fee is determined may encourage our Advisors to use leverage to increase the leveraged return on our investment portfolio.

In addition, the fact that our base management fee— a portion of which will be paid to KKR —is payable based upon our average gross assets (which includes any borrowings for investment purposes) may encourage our Advisors to use leverage to make additional investments. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns. Under certain circumstances, the use of substantial leverage may increase the likelihood of our defaulting on our borrowings, which would be detrimental to holders of our securities.

Our ability to enter into transactions with our affiliates will be restricted.

We will be prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of our independent trustees and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we will generally be prohibited from buying or selling any securities from or to such affiliate on a principal basis, absent the prior approval of our board of trustees and, in some cases, the SEC. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which in certain circumstances could include investments in the same portfolio company (whether at the same or different times to the extent the transaction involves a joint investment), without prior approval of our board of trustees and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or trustees or their affiliates. The SEC has interpreted the business development company regulations governing transactions with affiliates to prohibit certain joint transactions involving entities that share a common investment advisor. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company that is controlled by a fund managed by either of our Advisors or their respective affiliates without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

On May 21, 2013, the SEC issued an order granting CCT exemptive relief that expanded CCT’s ability to co-invest with certain of the affiliates of CCT’s advisors in privately negotiated transactions. Subject to the conditions specified in the exemptive order, CCT is permitted to co-invest with those affiliates in certain additional investment opportunities, including investments originated and directly negotiated by KKR. On December 24, 2014, CCT and the Company filed an amendment with the SEC to request expansion of the exemptive relief granted to CCT to include the Company so that we will also have the ability to co-invest with certain of the affiliates of our Advisors, including CCT, in privately negotiated transaction, including certain investments originated and directly negotiated by KKR. Prior to being added to CCT’s exemptive order, we will generally not be permitted to co-invest alongside certain affiliates of our Advisors in privately negotiated transactions. Upon being added to CCT’s exemptive order, we will adopt KKR’s allocation policy, which policy is designed to fairly and equitably distribute investment opportunities over time among funds or pools of capital managed by KKR. The KKR allocation policy will provide that once an investment has been approved and is deemed to be in our best interest, we will receive a pro rata share of the investment based on capital available for investment in the asset class being allocated. Determinations as to the amount of capital available for investment are based on such factors as: the amount of cash on-hand, existing commitments and reserves, the targeted leverage level, the targeted asset mix and diversification requirements and other investment policies and restrictions set by our board of trustees or imposed by applicable laws, rules, regulations or interpretations. However, there can be no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.

In situations when co-investment with affiliates’ other clients is not permitted under the 1940 Act and related rules, existing or future staff guidance, or the terms and conditions of exemptive relief granted to us by the SEC (as discussed above), our Advisors will need to decide which client or clients will proceed with the investment. Generally, we will not have an entitlement to make a co-investment in these circumstances and, to the extent that another client elects to proceed with the investment, we will not be permitted to participate. Moreover, except in certain circumstances, we will not invest in any issuer in whom an affiliate’s other client holds a controlling interest.

We may make investments that could give rise to a conflict of interest.

We do not expect to invest in, or hold securities of, companies that are controlled by affiliates’ other clients. However, an affiliates’ other clients may invest in, and gain control over, one of our portfolio companies. If an affiliates’ other client, or clients, gains control over one of our portfolio companies, it may create conflicts of interest and may subject us to certain restrictions under the 1940 Act. As a result of these conflicts and restrictions our Advisors may be unable to implement our investment strategies as effectively as they could have in the absence of such conflicts or restrictions. For example, as a result of a conflict or restriction, our Advisors may be unable to engage in certain transactions that they would otherwise pursue. In order to avoid these conflicts and restrictions, our Advisors may choose to exit such investments prematurely and, as a result, we would forego any positive returns associated with such investments. In addition, to the extent that an affiliates’ other client holds a different class of securities than us as a result of such transactions, our interests may not be aligned.

The recommendations given to us by our Advisors may differ from those rendered to their other clients.

Our Advisors and their affiliates may give advice and recommend securities to other clients which may differ from advice given to, or securities recommended or bought for, us even though such other clients’ investment objectives may be similar to ours.

We are not managed by KKR & Co. or CNL Financial Group, but rather subsidiaries of both and may not replicate the success of those entities.

We are managed by our Advisors and not by CNL Financial Group or KKR & Co. Our performance may be lower or higher than the performance of other entities managed by CNL Financial Group or KKR & Co. or their affiliates and their past performance is no guarantee of our future results.

Our Advisors’ liability is limited under the Investment Advisory Agreement and the Investment Sub-Advisory Agreement, and we are required to indemnify our Advisors against certain liabilities, which may lead our Advisors to act in a riskier manner on our behalf than it would when acting for its own account.

Our Advisors have not assumed any responsibility to us other than to render the services described in the Investment Advisory Agreement and the Investment Sub-Advisory Agreement, and they will not be responsible for any action of our board of trustees in declining to follow our Advisors’ advice or recommendations. Pursuant to the Investment Advisory Agreement and the Investment Sub-Advisory Agreement, our Advisors and their respective directors, officers, shareholders, members, agents, employees, controlling persons, and any other person or entity affiliated with, or acting on behalf of our Advisors will not be liable to us for their acts under the Investment Advisory Agreement and the Investment Sub-Advisory Agreement, absent willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. We have also agreed to indemnify, defend and protect our Advisors and their respective directors, officers, shareholders, members, agents, employees, controlling persons and any other person or entity affiliated with, or acting on behalf of our Advisors with respect to all damages, liabilities, costs and expenses resulting from acts of our Advisors not arising out of willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. These protections may lead our Advisors to act in a riskier manner when acting on our behalf than it would when acting for its own account.

Our Advisors’ net worth is not available to satisfy our liabilities and other obligations.

As required by the Omnibus Guidelines, as adopted by the North American Securities Administrators Association, our Advisors and their parent entities have an aggregate net worth in excess of $22.7 million. However, no portion of such net worth will be available to us to satisfy any of our liabilities or other obligations. The use of our own funds to satisfy such liabilities or other obligations could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Business Development Companies

The requirement that we invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a business development company.

As a business development company, the 1940 Act prohibits us from acquiring any assets other than certain qualifying assets unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets. Conversely, if we fail to invest a sufficient portion of our assets in qualifying assets, we could lose our status as a business development company, which would have a material adverse effect on our business, financial condition, and results of operations. Similarly, these rules could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time to comply with the 1940 Act. If we were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments.

Failure to maintain our status as a business development company would reduce our operating flexibility.

If we do not remain a business development company, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions and correspondingly decrease our operating flexibility.

Regulations governing our operation as a business development company and RIC affect our ability to raise capital and the way in which we raise additional capital or borrow for investment purposes, which may have a negative effect on our growth. As a business development company, the necessity of raising additional capital may expose us to risks, including risks associated with leverage.

As a result of the annual distribution requirement to qualify as a RIC, we may need to access the capital markets periodically to raise cash to fund new investments in portfolio companies. We may issue “senior securities,” including borrowing money from banks or other financial institutions only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. If we issue senior securities, we will be exposed to risks associated with leverage, including an increased risk of loss. Our ability to issue different types of securities is also limited. Compliance with these distribution requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. Therefore, we intend to continuously issue equity securities, which may lead to shareholder dilution.

We may borrow for investment purposes. If the value of our assets declines, we may be unable to satisfy the asset coverage test, which would prohibit us from paying distributions and could prevent us from qualifying as a RIC, which would generally result in a corporate-level tax on any income and net gains. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our shareholders.

In addition, we anticipate that as market conditions permit, we may securitize our loans to generate cash for funding new investments. To securitize loans, we may create a wholly owned subsidiary, contribute a pool of loans to the subsidiary and have the subsidiary issue primarily investment grade debt securities to purchasers who we would expect to be willing to accept a substantially lower interest rate than the loans earn. We would retain all or a portion of the equity in the securitized pool of loans. Our retained equity would be exposed to any losses on the portfolio of loans before any of the debt securities would be exposed to such losses. Accordingly, if the pool of loans experienced a low level of losses due to defaults, we would earn an incremental amount of income on our retained equity but we would be exposed, up to the amount of equity we retained, to that proportion of any losses we would have experienced if we had continued to hold the loans in our portfolio.

Risks Related to Our Investments

Our investments in portfolio companies may be risky, and we could lose all or part of our investment.

We intend to pursue a strategy focused on investing primarily in the debt of privately owned U.S. companies with a focus on originated transactions sourced through the networks of our Advisors. Short transaction closing timeframes associated with originated transactions coupled with added tax or accounting structuring complexity and international transactions may result in a higher risk in comparison to non-originated transactions.

•	Senior Debt. When we invest in senior debt, we will generally seek to take a security interest in the available assets of the portfolio company, including equity interests in any of its subsidiaries. These investments will generally take the form of senior secured first lien loans, senior secured second lien loans, or senior secured bonds. There is a risk that the collateral securing our investments may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. Also, in some circumstances, our lien could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we decide to enforce our remedies.

•	Subordinated Debt. Our subordinated debt investments will generally be subordinated to senior debt and will generally be unsecured, which may result in a heightened level of risk and volatility or a loss of principal, which could lead to the loss of the entire investment. These investments may involve additional risks that could adversely affect our investment returns as compared to our senior debt investments. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our shareholders to non-cash income. Since we will not receive any principal repayments prior to the maturity of some of our subordinated debt investments, such investments will be of greater risk than amortizing loans.

•	Equity Investments. We expect to make selected equity investments which may be illiquid with no readily available market and involve more risk than senior or subordinated debt. In addition, when we invest in senior and subordinated debt, we may acquire warrants or options to purchase equity securities or benefit from other types of equity participation. Our goal is ultimately to dispose of these equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. Depending on the nature of the equity investment, we could invest through a taxable subsidiary which could impact the return on investment.

•	Convertible Securities. We may invest in convertible securities, such as bonds, debentures, notes, preferred stocks or other securities that may be converted into, or exchanged for, a specified amount of common stock of the same or different issuer within a particular period of time at a specified price or formula. A convertible security may be subject to redemption at the option of the issuer at a price established in the convertible security’s governing instrument. If a convertible security held by us is called for redemption, we will be required to permit the issuer to redeem the security, convert it into the underlying common stock or sell it to a third party. Any of these actions could have an adverse effect on our ability to achieve our investment objective.

•	Investments in Private Investment Funds or other subsidiaries. We may invest in, or wholly own, private investment funds, including hedge funds, private equity funds, limited liability companies, REITs, and other business entities. In valuing our investments in private investment funds, we rely primarily on information provided by managers of such funds. Valuations of illiquid securities, such as interests in certain private investment funds, involve various judgments and consideration of factors that may be subjective. There is a risk that inaccurate valuations provided by managers of private investment funds could adversely affect the value of our common stock. We may not be able to withdraw our investment in certain private investment funds promptly after we have made a decision to do so, which may result in a loss to us and adversely affect our investment returns.

Derivatives. We may enter into derivatives. Derivative investments have risks, including: the imperfect correlation between the value of such instruments and the underlying assets of the Company, which creates the possibility that the loss on such instruments may be greater than the gain in the value of the underlying assets in our portfolio; the loss of principal; the possible default of the other party to the transaction; and illiquidity of the derivative investments. If a counterparty becomes bankrupt or otherwise fails to perform its obligations under a derivative contract due to financial difficulties, we may experience significant delays in obtaining any recovery under the derivative contract in a bankruptcy or other reorganization proceeding, or may not recover at all. In addition, in the event of the insolvency of a counterparty to a derivative transaction, the derivative contract would typically be terminated at its fair market value. If we are owed this fair market value in the termination of the derivative contract and our claim is unsecured, we will be treated as a general creditor of such counterparty and will not have any claim with respect to the underlying security. Certain of the derivative investments in which we may invest may, in certain circumstances, give rise to a form of financial leverage, which may magnify the risk of owning such instruments. The ability to successfully use derivative investments depends on the ability of our Advisors to predict pertinent market movements, which cannot be assured. In addition, amounts paid by us as premiums and cash or other assets held in margin accounts with respect to our derivative investments would not be available to us for other investment purposes, which may result in lost opportunities for gain.

The Dodd-Frank Act could, depending on future rulemaking by regulatory agencies, impact the use of derivatives. The Dodd-Frank Act is intended to regulate the OTC derivatives market by requiring many derivative transactions to be cleared and traded on an exchange, expanding entity registration requirements, imposing business conduct requirements on dealers and requiring banks to move some derivatives trading units to a non-guaranteed affiliate separate from the deposit-taking bank or divest them altogether. Future rulemaking to implement these requirements could potentially limit or completely restrict our ability to use these instruments as a part of our investment strategy, increase the costs of using these instruments or make them less effective. Limits or restrictions applicable to the counterparties with which we engage in derivative transactions could also prevent us from using these instruments or affect the pricing or other factors relating to these instruments, or may change availability of certain investments. The SEC has also indicated that it may adopt new policies on the use of derivatives by registered investment companies. Such policies could affect the nature and extent of our use of derivatives.

Most debt securities in which we intend to invest will not be rated by any rating agency and, if they were rated, they would be rated as below investment grade quality. Debt securities rated below investment grade quality are generally regarded as having predominantly speculative characteristics and may carry a greater risk with respect to a borrower’s capacity to pay interest and repay principal.

The credit ratings of certain of our investments may not be indicative of the actual credit risk of such rated instruments.

Rating agencies rate debt securities based upon their assessment of the likelihood of the receipt of principal and interest payments. Rating agencies do not consider the risks of fluctuations in market value or other factors that may influence the value of debt securities. Therefore, the credit rating assigned to a particular instrument may not fully reflect the true risks of an investment in such instrument. Credit rating agencies may change their methods of evaluating credit risk and determining ratings. These changes may occur quickly and often. While we may give some consideration to ratings, ratings may not be indicative of the actual credit risk of our investments in rated instruments.

A redemption of convertible securities held by us could have an adverse effect on our ability to achieve our investment objective.

A convertible security may be subject to redemption at the option of the issuer at a price established in the convertible security’s governing instrument. If a convertible security held by us is called for redemption, we will be required to permit the issuer to redeem the security, convert it into the underlying common stock or sell it to a third party. Any of these actions could have an adverse effect on our ability to achieve our investment objective.

To the extent original issue discount (OID) and payment-in-kind (PIK) interest income constitute a portion of our income, we will be exposed to risks associated with the deferred receipt of cash representing such income.

Our investments may include OID and PIK instruments. To the extent OID and PIK constitute a portion of our income, we will be exposed to risks associated with such income being required to be included in income for financial reporting purposes in accordance with generally accepted accounting principles (“GAAP”) and taxable income prior to receipt of cash, including the following:

•	OID and PIK instruments may have unreliable valuations because the accruals require judgments about collectability;

•	OID and PIK instruments may create heightened credit risks because the inducement to the borrower to accept higher interest rates in exchange for the deferral of cash payments typically represents, to some extent, speculation on the part of the borrower;

•	For GAAP purposes, cash distributions to shareholders that include a component of OID or PIK income are not considered a return of capital, although they may be paid from the offering proceeds. Thus, although a distribution of OID or PIK income may come from the cash invested by the shareholders, the 1940 Act does not require that shareholders be given notice of this fact;

•	The presence of OID and PIK creates the risk of non-refundable cash payments to our Advisors in the form of subordinated incentive fees on income based on non-cash OID and PIK accruals that may never be realized; and

•	In the case of payment-in-kind, or “PIK,” “toggle” debt, the PIK election has the simultaneous effects of increasing the investment income, thus increasing the potential for realizing incentive fees.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

We intend to pursue a strategy focused on investing primarily in the debt of privately owned U.S. companies with a focus on originated transactions sourced through the networks of our Advisors. Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

If we cannot obtain debt financing or equity capital on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.

The net proceeds from the sale of our shares will be used for our investment opportunities, and, if necessary, the payment of operating expenses and the payment of various fees and expenses such as management fees, incentive, and other fees and distributions. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require additional debt financing or equity capital to operate. Pursuant to tax rules that apply to us, we will be required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our shareholders to maintain our RIC status. Accordingly, in the event that we need additional capital in the future for investments or for any other reason we may need to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. These sources of funding may not be available to us due to unfavorable economic conditions, which could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Consequently, if we cannot obtain further debt or equity financing on acceptable terms, our ability to acquire additional investments and to expand our operations will be adversely affected. As a result, we would be less able to achieve portfolio diversification and our investment objective, which may negatively impact our results of operations and reduce our ability to make distributions to our shareholders.

Subordinated liens on collateral securing debt investments that we may make to portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.

Certain debt investments that we will make in portfolio companies will be secured on a second priority basis by the same collateral securing senior debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the debt. In the event of a default, the holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the second priority liens, then us, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any.

We may also make unsecured debt investments in portfolio companies, meaning that such investments will not benefit from any interest in collateral of such companies. Liens on any such portfolio company’s collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured debt agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured debt obligations after payment in full of all secured debt obligations. If such proceeds were not sufficient to repay the outstanding secured debt obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.

The rights we may have with respect to the collateral securing the debt investments we make in our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more inter-creditor agreements that we enter into with the holders of senior debt. Under such an inter-creditor agreement, at any time obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.

Certain of our investments may be adversely affected by laws relating to fraudulent conveyance or voidable preferences.

Certain of our investments could be subject to federal bankruptcy law and state fraudulent transfer laws, which vary from state to state, if the debt obligations relating to such investments were issued with the intent of hindering, delaying or defrauding creditors or, in certain circumstances, if the issuer receives less than reasonably equivalent value or fair consideration in return for issuing such debt obligations. If the debt is used for a buyout of shareholders, this risk is greater than if the debt proceeds are used for day-to-day operations or organic growth. If a court were to find that the issuance of the debt obligations was a fraudulent transfer or conveyance, the court could void or otherwise refuse to recognize the payment obligations under the debt obligations or the collateral supporting such obligations, further subordinate the debt obligations or the liens supporting such obligations to other existing and future indebtedness of the issuer or require us to repay any amounts received by us with respect to the debt obligations or collateral. In the event of a finding that a fraudulent transfer or conveyance occurred, we may not receive any repayment on the debt obligations.

Under certain circumstances, payments to us and distributions by us to our shareholders may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment or similar transaction under applicable bankruptcy and insolvency laws. Furthermore, investments in restructurings may be adversely affected by statutes relating to, among other things, fraudulent conveyances, voidable preferences, lender liability and the court’s discretionary power to disallow, subordinate or disenfranchise particular claims or recharacterize investments made in the form of debt as equity contributions.

There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

Although we intend to generally structure certain of our investments as senior debt, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we provided managerial assistance to that portfolio company or a representative of us or our Advisors sat on the board of directors of such portfolio company, a bankruptcy court might re-characterize our debt investment and subordinate all or a portion of our claim to that of other creditors. In situations where a bankruptcy carries a high degree of political significance, our legal rights may be subordinated to other creditors.

In addition, a number of U.S. judicial decisions have upheld judgments obtained by borrowers against lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has violated a duty (whether implied or contractual) of good faith, commercial reasonableness and fair dealing, or a similar duty owed to the borrower or has assumed an excessive degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. Because of the nature of our investments in portfolio companies (including that, as a business development company, we may be required to provide managerial assistance to those portfolio companies), we may be subject to allegations of lender liability.

We generally will not control the business operations of our portfolio companies and, due to the illiquid nature of our holdings in our portfolio companies, we may not be able to dispose of our interest in our portfolio companies.

We do not expect to control most of our portfolio companies, even though we may have board representation or board observation rights, and our debt agreements may impose certain restrictive covenants on our borrowers. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as a debt investor. Due to the lack of liquidity for our investments in private companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at an appropriate valuation. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.

We will be exposed to risks associated with changes in interest rates.

General interest rate fluctuations may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our ability to achieve our investment objective and the rate of return on invested capital. Because we may borrow money and may issue debt securities to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay interest on such debt securities and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed-rate securities that have longer maturities. We may enter into certain hedging transactions, such as interest rate swap agreements, to mitigate our exposure to adverse fluctuations in interest rates and we may increase our floating rate investments to position the portfolio for rate increases. However, we cannot assure you that such transactions will be successful in mitigating our exposure to interest rate risk or if we will enter into such interest rate hedges. Hedging transactions may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio investments.

We will not have a policy governing the maturities of our investments. This means that we are subject to greater risk (other things being equal) than a fund invested solely in shorter-term securities. A decline in the prices of the debt we own could adversely affect our net asset value. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our dividend rate.

International investments create additional risks.

We expect to make investments in portfolio companies that are domiciled outside of the United States. We anticipate that up to 30% of our investments may be in these types of assets. Our investments in foreign portfolio companies are deemed “non-qualifying assets”, which means, as required by the 1940 Act, they, along with other non-qualifying assets, may not constitute more than 30% of our total assets at the time of our acquisition of any asset, after giving effect to the acquisition. Notwithstanding the limitation on our ownership of foreign portfolio companies, such investments subject us to many of the same risks as our domestic investments, as well as certain additional risks, including the following:

•	foreign governmental laws, rules and policies, including those restricting the ownership of assets in the foreign country or the repatriation of profits from the foreign country to the United States;

•	foreign currency devaluations that reduce the value of and returns on our foreign investments;

•	adverse changes in the availability, cost and terms of investments due to the varying economic policies of a foreign country in which we invest;

•	adverse changes in tax rates, the tax treatment of transaction structures and other changes in operating expenses of a particular foreign country in which we invest;

•	the assessment of foreign-country taxes (including withholding taxes, transfer taxes and value added taxes, any or all of which could be significant) on income or gains from our investments in the foreign country;

•	adverse changes in foreign-country laws, including those relating to taxation, bankruptcy and ownership of assets;

•	changes that adversely affect the social, political and/or economic stability of a foreign country in which we invest;

•	high inflation in the foreign countries in which we invest, which could increase the costs to us of investing in those countries;

•	deflationary periods in the foreign countries in which we invest, which could reduce demand for our assets in those countries and diminish the value of such investments and the related investment returns to us; and

•	legal and logistical barriers in the foreign countries in which we invest that materially and adversely limit our ability to enforce our contractual rights with respect to those investments.

In addition, we may make investments in countries whose governments or economies may prove unstable. Certain of the countries in which we may invest may have political, economic and legal systems that are unpredictable, unreliable or otherwise inadequate with respect to the implementation, interpretation and enforcement of laws protecting asset ownership and economic interests. In some of the countries in which we may invest, there may be a risk of nationalization, expropriation or confiscatory taxation, which may have an adverse effect on our portfolio companies in those countries and the rates of return that we are able to achieve on such investments. We may also lose the total value of any investment which is nationalized, expropriated or confiscated. The financial results and investment opportunities available to us, particularly in developing countries and emerging markets, may be materially and adversely affected by any or all of these political, economic and legal risks.

Our investments in private investment funds, including hedge funds, private equity funds, limited liability companies and other business entities, subject us indirectly to the underlying risks of such private investment funds and additional fees and expenses.

We may invest up to 15% of our net assets in private investment funds, including hedge funds, private equity funds, limited liability companies and other business entities which would be required to register as investment companies but for an exemption under Sections 3(c)(1) and 3(c)(7) of the 1940 Act. Our investments in such private investment funds expose us to the risks associated with the businesses of such funds or entities. These private investment funds are not registered investment companies and, thus, are not subject to protections afforded by the 1940 Act, covering, among other areas, liquidity requirements, governance by an independent board, affiliated transaction restrictions, leverage limitations, public disclosure requirements and custody requirements.

We rely primarily on information provided by managers of private investment funds in valuing our investments in such funds. There is a risk that inaccurate valuations provided by managers of private investment funds could adversely affect the value of our common stock. In addition, there can be no assurance that a manager of a private investment fund will provide advance notice of any material change in such private investment fund’s investment program or policies and thus, our investment portfolio may be subject to additional risks which may not be promptly identified by our Advisors.

Before investing in any private investment fund, the Advisors, under the oversight of our board of trustees, will conduct a due diligence review of the valuation methodology utilized by the private investment fund, which as a general matter we expect would utilize market values when available, and otherwise utilize principles of fair value that the Advisors reasonably believe to be consistent with those used by us for valuing our own investments. After investing in a private investment fund, the Advisors will monitor the valuation methodology used by the asset manager and/or issuer of the private investment fund. Following procedures adopted by our board of trustees, in the absence of specific transaction activity in a particular private investment fund, our board of trustees will consider whether it is appropriate, in light of all relevant circumstances, to value our investment at the net asset value reported by the private investment fund at the time of valuation or to adjust the value to reflect a premium or discount.

Our Advisors will provide our board of trustees with periodic reports, no less frequently than quarterly, that discuss the functioning of the valuation process, if applicable to that period, and that identify issues and valuations problems that have arisen, if any. To the extent deemed necessary by the Advisors, our board of trustees will review any securities valued by the Advisors in accordance with our valuation policies.

Our board of trustees – with the assistance of the Advisors, officers and, through them, independent valuation agents – is responsible for determining in good faith the fair value of our portfolio investments for which market quotations are not readily available (as is the case of private investment funds). Our board of trustees will make this determination on a quarterly basis and any other time when a decision is required regarding the fair value of our investments in private investment funds or other portfolio investments for which market quotations are not available. A determination of fair value involves subjective judgments and estimates, and it is possible that the fair value determined for a security may differ materially from the value that could be realized upon the sale of the security.

Investments in the securities of private investment funds may also involve duplication of advisory fees and certain other expenses. By investing in private investment funds indirectly through us, you bear a pro rata portion of our advisory fees and other expenses, and also indirectly bear a pro rata portion of the advisory fees, performance-based allocations and other expenses borne by us as an investor in the private investment funds.

In addition, certain private investment funds may not provide us with the liquidity we require and would thus subject us to liquidity risk. Further, even if an investment in a private investment fund is deemed liquid at the time of investment, the private investment fund may, in the future, alter the nature of our investments and cease to be a liquid investment fund, subjecting us to liquidity risk.

We may acquire various structured financial instruments for purposes of “hedging” or reducing our risks, which may be costly and ineffective and could reduce the cash available to service our debt or for distribution to our shareholders.

We may seek to hedge against interest rate and currency exchange rate fluctuations and credit risk by using structured financial instruments such as futures, options, swaps and forward contracts, subject to the requirements of the 1940 Act. Use of structured financial instruments for hedging purposes may present significant risks, including the risk of loss of the amounts invested. Defaults by the other party to a hedging transaction can result in losses in the hedging transaction. Hedging activities also involve the risk of an imperfect correlation between the hedging instrument and the asset being hedged, which could result in losses both on the hedging transaction and on the instrument being hedged. Use of hedging activities may not prevent significant losses and could increase our losses. Further, hedging transactions may reduce cash available to service our debt or pay distributions to our shareholders.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. Therefore, our non-performing assets may increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing our senior or second lien loans. A severe recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income, assets and net worth. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and harm our operating results.

In late 2007, the U.S. economy entered a recession that officially lasted until June 2009, although the effects continued thereafter. As a result of those economic conditions, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. Such value declines were exacerbated by widespread forced liquidations. Such forced liquidations impacted many investors and investment vehicles, leading to a decline in the supply of capital for investment and depressed pricing levels for many assets. These events significantly diminished overall confidence in the debt and equity markets, engendered unprecedented declines in the values of certain assets and caused extreme economic uncertainty. Although there has been improvement in the U.S. economy since then, certain sectors remain weak and unemployment remains at higher than historical levels.

A return of recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Any such unfavorable economic conditions, including rising interest rates, may also increase our funding costs, limit our access to capital markets or negatively impact our ability to obtain financing, particularly from the debt markets. In addition, any future financial market uncertainty could lead to financial market disruptions and could further impact our ability to obtain financing. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results and financial condition.

Defaults by our portfolio companies will harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its debt financing and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.

An investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies.

We intend to invest primarily in privately held companies. Investments in private companies pose certain incremental risks as compared to investments in public companies including that they:

•	have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress;

•	may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees we may have obtained in connection with our investment;

•	may have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;

•	are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our privately held company and, in turn, on us; and

•	generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, trustees and members of our Advisors’ management may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies.

In addition, investments in private companies tend to be less liquid. The securities of private companies are not publicly traded or actively traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors. These over-the-counter secondary markets may be inactive during an economic downturn or a credit crisis. In addition, the securities in these companies will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. If there is no readily available market for these investments, we are required to carry these investments at fair value as determined by our board of trustees. As a result, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, our Advisors or any of their respective affiliates have material nonpublic information regarding such portfolio company or where the sale would be an impermissible joint transaction. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

Finally, little public information generally exists about private companies and these companies may not have third-party credit ratings or audited financial statements. We must therefore rely on the ability of our Advisors to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. Additionally, these companies and their financial information will not generally be subject to the Sarbanes-Oxley Act of 2002 and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.

Certain investment analyses and decisions by the Advisors may be required to be undertaken on an expedited basis.

Investment analyses and decisions by the Advisors may be required to be undertaken on an expedited basis to take advantage of investment opportunities. While we generally will not seek to make an investment until the Advisors have conducted sufficient due diligence to make a determination as to the acceptability of the credit quality of the investment and the underlying issuer, in such cases, the information available to the Advisors at the time of making an investment decision may be limited. Therefore, no assurance can be given that the Advisor will have knowledge of all circumstances that may adversely affect an investment. In addition, the Advisors expect often to rely upon independent consultants in connection with its evaluation of proposed investments. No assurance can be given as to the accuracy or completeness of the information provided by such independent consultants and we may incur liability as a result of such consultants’ actions.

We may not have the funds or ability to make additional investments in our portfolio companies or to fund our unfunded commitments.

After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the exercise of a warrant or other right to purchase common stock. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Even if we do have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, we prefer other opportunities, we are limited in our ability to do so by compliance with business development company requirements, or we desire to maintain our RIC status. Our ability to make follow-on investments may also be limited by our Advisors’ allocation policies. Any decisions not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful operation or may reduce the expected return on the investment.

Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments, net of prepayment fees, could negatively impact our return on equity.

To the extent that we borrow money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us. Borrowed money may also adversely affect the return on our assets, reduce cash available to service our debt or for distribution to our shareholders, and result in losses.

The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. If we use leverage to partially finance our investments, through borrowing from banks and other lenders, you will experience increased risks of investing in our securities. If the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would if we had not borrowed and employed leverage. Similarly, any decrease in our income would cause our net income to decline more sharply than it would have if we had not borrowed and employed leverage. Such a decline could negatively affect our ability to service our debt or make distributions to our shareholders. In addition, our shareholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management or incentive fees payable to our Advisors.

The amount of leverage that we employ will depend on our Advisors’ and our board of trustees’ assessment of market and other factors at the time of any proposed borrowing. There can be no assurance that leveraged financing will be available to us on favorable terms or at all. However, to the extent that we use leverage to finance our assets, our financing costs will reduce cash available for servicing our debt or distributions to shareholders. Moreover, we may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.

As a business development company, we are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. If this ratio declines below 200%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to service our debt or make distributions.

Risks Related to an Investment in our Common Stock

Investors will not know the purchase price per share at the time they submit their subscription agreements and could receive fewer shares of common stock than anticipated if our board of trustees determines to increase the offering price to comply with the requirement that we avoid selling shares below net asset value.

Shares will be offered at an initial offering price of $9.45 per share, but we may, to the extent permitted or required under the rules and regulations of the SEC, supplement the prospectus or file an amendment to the registration statement to sell at a price necessary to ensure that shares are not sold at a price per share, after deducting upfront sales commissions and dealer manager fees, that is below our net asset value per share, if our net asset value per share: (i) declines more than 10% from the net asset value per share as of the effective date of the Registration Statement or (ii) increases to an amount that is greater than the net proceeds per share as stated in our prospectus.

In addition, if the net asset value per share were to decline below 97.5% of the public offering price, net of upfront sales load, for ten continuous business days (for this purpose, any day on which the principal stock markets in the United States are open for business), then, unless and until our board of trustees determines otherwise, we will voluntarily suspend selling shares in the Offering until the net asset value per share is greater than 97.5% of the public offering price, net of upfront sales load. Additionally, our board of trustees may change the offering price at any time such that the public offering price, net of upfront sales load, is equal to or greater than net asset value per share when we sell shares of common stock.

As a result, your purchase price may be higher than the prior subscription closing price per share, and therefore you may receive a smaller number of shares than if you had subscribed at the prior subscription closing price.

If we are unable to raise substantial funds in our ongoing, continuous “best efforts” offering, we may be limited in the number and type of investments we may make, and the value of your investment in us may be reduced in the event our assets under-perform.

Our continuous offering is being made on a best efforts basis, whereby our Managing Dealer and participating broker-dealers are only required to use their best efforts to sell our shares and have no firm commitment or obligation to purchase any of the shares. To the extent that less than the maximum number of shares is subscribed for, the opportunity for diversification of our investments may be decreased and the returns achieved on those investments may be reduced as a result of allocating all of our expenses among a smaller capital base.

Our shares are not listed on an exchange or quoted through a quotation system and will not be listed for the foreseeable future, if ever; and we are not required to complete a liquidity event by a specific date. Therefore, our shareholders will have limited liquidity and may not receive a full return of invested capital (including front-end commissions, fees and expenses), upon selling their shares or upon liquidation of our company.

Our shares are illiquid investments for which there is not a secondary market nor is it expected that any such secondary market will develop in the future. Therefore it is difficult for a shareholder to sell his or her shares. Our board of trustees must contemplate, but is not required to recommend, and we are not obligated to complete a liquidity event for our shareholders on or before five years after the completion of our Offering. A future liquidity event could include: (i) a listing of our shares on a national securities exchange; (ii) a merger or another transaction approved by our board of trustees in which our shareholders will receive cash or shares of a listed company; or (iii) a sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation. Certain types of liquidity events, such as a listing, would allow us to retain our investment portfolio intact while providing our shareholders with access to a trading market for their securities.

We do not know at this time what circumstances will exist in the future and therefore we do not know what factors our board of trustees will consider in determining whether to pursue a liquidity event in the future. A liquidity event may include a sale, merger or rollover transaction with one or more affiliated investment companies managed by our Advisors.

Also, since a portion of the public offering price from the sale of shares in the Offering will be used to pay offering expenses and recurring expenses, the full offering price paid by our shareholders will not be invested in portfolio companies. As a result, even if we do complete a liquidity event, you may not receive a return of all of your invested capital. If we do not successfully complete a liquidity event, liquidity for your shares will be limited to participation in our share repurchase program, which we have no obligation to maintain. In addition, any shares repurchased pursuant to our share repurchase program may be purchased at a price which may reflect a discount from the purchase price shareholders paid for the shares being repurchased and such shares may be subject to a contingent deferred sales charge. If our shares are listed on a national securities exchange or quoted through a quotation system, we cannot assure you a public trading market will develop or, if one develops, that such trading market can be sustained. Shares of companies offered in an initial public offering often trade at a discount to the initial offering price due to underwriting discounts and related offering expenses. Also, shares of closed-end investment companies and business development companies frequently trade at a discount from their net asset value. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share of common stock may decline. We cannot predict whether our common stock, if listed on a national securities exchange, will trade at, above or below net asset value.

Our Managing Dealer in our continuous offering may be unable to sell a sufficient number of shares of common stock for us to achieve our investment objective. Our ability to conduct our continuous offering successfully is dependent, in part, on the ability of our Managing Dealer to successfully establish, operate and maintain relationships with a network of broker-dealers.

The success of our public offering, and correspondingly our ability to implement our business strategy, is dependent upon the ability of our Managing Dealer to establish and maintain relationships with a network of licensed securities broker-dealers and other agents to sell our shares. If our Managing Dealer fails to perform, we may not be able to raise adequate proceeds through our public offering to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, you could lose all or a part of your investment.

Purchases of shares of common stock by persons affiliated with us or our Advisors should not influence investment decisions of independent, unaffiliated investors. Our officers, trustees, and Advisors can influence when we satisfy the minimum offering amount for the Offering and have access to any investor funds held in escrow.

Purchases of shares of our common stock in the Offering or in separate private placement transactions outside of the Offering by our officers, trustees, or Advisors or their affiliates will count toward satisfaction of the minimum offering requirement of $2,250,000. As a result, our officers, trustees, or Advisors or their affiliates will influence when we reach the minimum offering requirement and have access to investors’ funds to make investments as described in our prospectus. Except for certain share ownership and transfer restrictions contained in our declaration of trust, there is no limit on the number of shares that may be sold to our officers, trustees, and Advisors, their affiliates and/or immediate family members. Therefore, if our officers, trustees, and Advisors or their affiliates make an investment in us sufficient to reach the minimum offering amount, we may immediately use the funds raised from third-party investors in the Offering to make investments. There is no assurance, however, that we will be successful in raising additional funds in the Offering. If we are unsuccessful in raising additional funds, we may be unable to diversify our portfolio, and our operating expenses as a percentage of our gross offering proceeds will be higher.

We intend, but are not required, to offer to repurchase our shares on a quarterly basis. As a result shareholders will have limited opportunities to sell their shares.

Beginning with the fourth full calendar quarter following the date that our minimum offering requirement is met and subject to the discretion of our trustees, we intend to commence tender offers, for approximately 10% of our weighted average number of outstanding shares in any 12-month period, to allow you to tender your shares to us on a quarterly basis at a price that is approximately equal to our net asset value as of the last business date of each relevant calendar quarter prior to the initiation of each tender offer program. The share repurchase program, if implemented, will include numerous restrictions that limit your ability to sell your shares. We intend to limit the number of shares to be repurchased during any calendar year to the number of shares we can repurchase with the proceeds we receive from the issuance of shares of our common stock under our distribution reinvestment plan, although at the discretion of our board of trustees, we may also use cash on hand, cash available from borrowings and cash from the sale of our investments as of the end of the applicable period to repurchase shares. We will limit repurchases in each quarter to 2.5% of the weighted average number of shares of our common stock outstanding in the prior four calendar quarters. To the extent that the number of shares put to us for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, not on a first-come, first-served basis. Further, we will have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under federal law or Delaware law, which prohibits distributions that would cause a trust to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all repurchase requests made in any year. Our board of trustees may amend, suspend or terminate the share repurchase program upon 30 days’ notice. We will notify our shareholders of such developments: (i) in our quarterly reports or (ii) by means of a separate mailing to you, accompanied by disclosure in a current or periodic report under the Exchange Act. In addition, under the quarterly share repurchase program, if implemented, we will have discretion to not repurchase shares, to suspend the program, and to cease repurchases. Further, the program may have many limitations and should not be relied upon as a method to sell shares promptly and at a desired price.

Furthermore, if you wish to tender your shares for repurchase by us prior to the fourth anniversary of the date such shares were purchased, such shares may be subject to a contingent deferred sales charge.

The timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our shareholders, and, to the extent you are able to sell your shares under the program, you may not be able to recover the amount of your investment in our shares.

When we make repurchase offers pursuant to the share repurchase program, we may offer to repurchase shares at a price that is lower than the price that you paid for our shares. As a result, to the extent you paid a price that includes the related sales load and to the extent you have the ability to sell your shares pursuant to our share repurchase program, then the price at which you may sell shares, which will be approximately equivalent to our estimated net asset value on the last business day of the prior calendar quarter, may be lower than the amount you paid in connection with the purchase of shares in the Offering.

Because our Managing Dealer is an affiliate of CNL, its due diligence review of us is not considered independent. The absence of an independent due diligence review increases the risks and uncertainty you face as a shareholder.

Our Managing Dealer, CNL Securities Corp., is an affiliate of CNL. As a result, its due diligence review and investigation of us and our prospectus cannot be considered to be an independent review. Therefore, by relying on the Managing Dealer alone, you will not have the benefit of an independent review and investigation of the Offering of the type normally performed by an unaffiliated, independent underwriter in an underwritten public securities offering.

We may be unable to invest a significant portion of the net proceeds of the Offering on acceptable terms in an acceptable timeframe.

Delays in investing the net proceeds of the Offering may impair our performance. We cannot assure you that we will be able to continue to identify investments that meet our investment objective or that any investment that we make will produce a positive return. We may be unable to invest the net proceeds of our Offering on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results.

Before making investments, we will invest the net proceeds of our public offering primarily in cash, cash equivalents, U.S. government securities, repurchase agreements, and/or other high-quality debt instruments maturing in one year or less from the time of investment. This will produce returns that are significantly lower than the returns which we expect to achieve when our portfolio is fully invested in securities meeting our investment objective. As a result, any distributions that we pay while our portfolio is not fully invested in securities meeting our investment objective may be lower than the distributions that we may be able to pay when our portfolio is fully invested in securities meeting our investment objective.

A shareholder’s interest in us will be diluted if we issue additional shares, which could reduce the overall value of an investment in us.

Our shareholders do not have preemptive rights to any shares we issue in the future. Our declaration of trust authorizes us to issue up to 1,000,000,000 shares of common stock. Pursuant to our declaration of trust, a majority of our entire board of trustees may amend our declaration of trust to increase without shareholder approval. Our board may elect to sell additional shares in the future or issue equity interests in private offerings. To the extent we issue additional equity interests at or below net asset value, your percentage ownership interest in us may be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, you may also experience dilution in the book value and fair value of your shares.

Under the 1940 Act, we generally are prohibited from issuing or selling our common stock at a price below net asset value per share, which may be a disadvantage as compared with certain public companies. We may, however, sell our common stock, or warrants, options, or rights to acquire our common stock, at a price below the current net asset value of our common stock if our board of trustees and independent trustees determine that such sale is in our best interests and the best interests of our shareholders, and our shareholders, including a majority of those shareholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our board of trustees, closely approximates the fair value of such securities (less any distributing commission or discount). If we raise additional funds by issuing common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our shareholders at that time will decrease and you will experience dilution.

Preferred stock could be issued with rights and preferences that would adversely affect holders of our common stock.

Under the terms of our declaration of trust, our board of trustees is authorized to issue shares of preferred stock in one or more series without shareholder approval, which could potentially adversely affect the interests of existing shareholders.

Certain provisions of our declaration of trust and actions of the board of trustees could deter takeover attempts and have an adverse impact on the value of our shares of common stock.

Our declaration of trust, as well as certain statutory and regulatory requirements, contain certain provisions that may have the effect of discouraging a third party from attempting to acquire us. Our board of trustees may, without shareholder action, authorize the issuance of shares in one or more classes or series, including shares of preferred stock; our board of trustees may, without shareholder action, amend our declaration of trust to increase the number of our shares of common stock, of any class or series, that we will have authority to issue; and our declaration of trust provides that, upon and following the occurrence of a listing of any class of our shares on a national securities exchange, our board of trustees will be divided into three classes of trustees serving staggered terms of three years each. These anti-takeover provisions may inhibit a change of control in circumstances that could give the holders of our shares of common stock the opportunity to realize a premium over the value of our shares of common stock.

Investing in our common stock involves a high degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and includes volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive and, therefore, an investment in our common stock may not be suitable for someone with lower risk tolerance.

The net asset value of our common stock may fluctuate significantly.

The net asset value and liquidity, if any, of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	changes in the value of our portfolio of investments and derivative instruments as a result of changes in market factors, such as interest rate shifts, and also portfolio specific performance, such as portfolio company defaults, among other reasons;

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or business development companies;

•	loss of RIC or business development company status;

•	distributions that exceed our net investment income and net income as reported according to GAAP;

•	changes in earnings or variations in operating results;

•	changes in accounting guidelines governing valuation of our investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors;

•	departure of either of our Advisors or certain of their respective key personnel;

•	general economic trends and other external factors; and

•	loss of a major funding source.

We may pay distributions from offering proceeds, borrowings or the sale of assets to the extent our cash flows from operations, net investment income or earnings are not sufficient to fund declared distributions.

We may fund distributions from the uninvested proceeds of an offering and borrowings, and we have not established limits on the amount of funds we may use from such proceeds or borrowings to make any such distributions. We may pay distributions from the sale of assets to the extent distributions exceed our earnings or cash flows from operations. Distributions from offering proceeds or from borrowings could reduce the amount of capital we ultimately invest in our investment portfolio.

Shareholders may experience dilution in their ownership percentage if they do not participate in our distribution reinvestment plan.

All distributions declared in cash payable to shareholders that are participants in our distribution reinvestment plan will generally be automatically reinvested in shares of our common stock. As a result, shareholders that do not participate in our distribution reinvestment plan may experience dilution over time. Shareholders who do not participate in our distribution reinvestment plan may experience accretion to the net asset value of their shares if our shares are trading at a premium to net asset value and dilution if our shares are trading at a discount to net asset value. The level of accretion or discount would depend on various factors, including the proportion of our shareholders who participate in the plan, the level of premium or discount at which our shares are trading and the amount of the distribution payable to shareholders.

The existence of a large number of outstanding shares and shareholders prior to completion of the listing of our securities on a national securities exchange could negatively affect our stock price.

The ability of our shareholders to liquidate their investments will be limited. If we were to list our common stock on a securities exchange in the future, a large volume of sales of these shares could decrease the prevailing market prices of our common stock and could impair our ability to raise additional capital through the sale of equity securities in the future. Even if a substantial number of sales are not effected, the mere perception of the possibility of these sales could depress the market price of our common stock and have a negative effect on our ability to raise capital in the future. In addition, anticipated downward pressure on our common stock price due to actual or anticipated sales of common stock from this market overhang could cause some institutions or individuals to engage in short sales of our common stock, which may itself cause the price of our stock to decline.

Your interest in us may be diluted if you do not fully exercise your subscription rights in any rights offering. In addition, if the subscription price is less than our net asset value per share, then you will experience an immediate dilution of the aggregate net asset value of your shares.

In the event we issue subscription rights, shareholders who do not fully exercise their subscription rights should expect that they will, at the completion of a rights offering pursuant to our prospectus, own a smaller proportional interest in us than would otherwise be the case if they fully exercised their rights. We cannot state precisely the amount of any such dilution in share ownership because we do not know at this time what proportion of the shares will be purchased as a result of such rights offering.

In addition, if the subscription price is less than the net asset value per share of our common stock, then our shareholders would experience an immediate dilution of the aggregate net asset value of their shares as a result of the Offering. The amount of any decrease in net asset value is not predictable because it is not known at this time what the subscription price and net asset value per share will be on the expiration date of a rights offering or what proportion of the shares will be purchased as a result of such rights offering. Such dilution could be substantial.

These dilutive effects may be exacerbated if we were to conduct multiple subscription rights offerings, particularly if such offerings were to occur over a short period of time. In addition, subscription rights offerings and the prospect of future subscription rights offerings may create downward pressure on the secondary market price of our common stock due to the potential for the issuance of shares at a price below our net asset value, without a corresponding change to our net asset value.

The price that the investor pays for our shares may not reflect the current net asset value of our company at the time of his or her subscription.

If our net asset value increases above our net proceeds per share as stated in our prospectus, we will sell our shares at a higher price as necessary to ensure that shares are not sold at a net price, after deduction of upfront selling commissions and dealer manager fees, that is below our net asset value per share. Also we will file a supplement to the prospectus with the SEC, or amend the Registration Statement, if our net asset value per share: (i) declines more than 10% from the net asset value per share as of the effective date of the Registration Statement or (ii) increases to an amount that is greater than the net proceeds per share as stated in our prospectus. Therefore, the net proceeds per share, net of all upfront sales load, from a new investor may be in excess of the then current net asset value per share.

In addition, if the net asset value per share were to decline below 97.5% of the public offering price, net of upfront sales load, for ten continuous business days (for this purpose, any day on which the principal stock markets in the United States are open for business), then, unless and until our board of trustees determines otherwise, we will voluntarily suspend selling shares in the Offering until the net asset value per share is greater than 97.5% of the public offering price, net of upfront sales load.

If we issue preferred stock, debt securities or convertible debt securities, the net asset value of our common stock may become more volatile.

We cannot assure you that the issuance of preferred stock and/or debt securities would result in a higher yield or return to the holders of our common stock. The issuance of preferred stock, debt securities or convertible debt would likely cause the net asset value of our common stock to become more volatile. If the dividend rate on the preferred stock, or the interest rate on the debt securities, were to approach the net rate of return on our investment portfolio, the benefit of leverage to the holders of our common stock would be reduced. If the dividend rate on the preferred stock, or the interest rate on the debt securities, were to exceed the net rate of return on our portfolio, the use of leverage would result in a lower rate of return to the holders of common stock than if we had not issued the preferred stock or debt securities. Any decline in the net asset value of our investment would be borne entirely by the holders of our common stock. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of our common stock than if we were not leveraged through the issuance of preferred stock. This decline in net asset value would also tend to cause a greater decline in the market price, if any, for our common stock.

There is also a risk that, in the event of a sharp decline in the value of our net assets, we would be in danger of failing to maintain required asset coverage ratios which may be required by the preferred stock, debt securities or convertible debt or our current investment income might not be sufficient to meet the dividend requirements on the preferred stock or the interest payments on the debt securities. In order to counteract such an event, we might need to liquidate investments in order to fund redemption of some or all of the preferred stock, debt securities or convertible debt. In addition, we would pay (and the holders of our common stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock, debt securities, convertible debt, any combination of these securities. Holders of preferred stock, debt securities or convertible debt may have different interests than holders of common stock and may at times have disproportionate influence over our affairs.

Holders of any preferred stock that we may issue will have the right to elect members of the board of trustees and have class voting rights on certain matters.

The 1940 Act requires that holders of shares of preferred stock must be entitled as a class to elect two trustees at all times and to elect a majority of the trustees if dividends on such preferred stock are in arrears by two years or more, until such arrearage is eliminated. In addition, certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock, including changes in fundamental investment restrictions and conversion to open-end status and, accordingly, preferred shareholders could veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of our common stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies, might impair our ability to maintain our qualification as a RIC for U.S. federal income tax purposes.

Federal Income Tax Risks

We will be subject to corporate-level income tax if we are unable to qualify and maintain our qualification as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.

To maintain RIC tax treatment under the Code, we must meet the following minimum annual distribution, income source and asset diversification requirements.

The minimum annual distribution requirement for a RIC will be satisfied if we distribute to our shareholders on an annual basis at least 90% of our investment company taxable income. In addition, a RIC may, in certain cases, satisfy the 90% distribution requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillback dividend” provisions of subchapter M. We would be taxed, at regular corporate rates, on retained income and/or gains, including any short-term capital gains or long-term capital gains. We must also satisfy an additional annual distribution requirement with respect to each calendar year in order to avoid a 4% excise tax on the amount of the under-distribution. Because we may use debt financing, we are subject to (i) an asset coverage ratio requirement under the 1940 Act and may, in the future, be subject to (ii) certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, or chose or be required to retain a portion of our taxable income or gains, we could (1) be required to pay excise tax and (2) fail to qualify for RIC tax treatment, and thus become subject to corporate-level income tax on our taxable income (including gains).

The income source requirement will be satisfied if we obtain at least 90% of our annual income from dividends, interest, gains from the sale of stock or securities, or other income derived from the business of investing in stock or securities.

The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents (including receivables), U.S. Government securities, securities of other RICs, and other acceptable securities; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the amount of our distributions.

We may invest in certain debt and equity investments through taxable subsidiaries and the net taxable income of these taxable subsidiaries will be subject to federal and state corporate income taxes. We may invest in certain foreign debt and equity investments which could be subject to foreign taxes (such as income tax, withholding, and value added taxes).

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, since we will likely hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK, secondary market purchases of debt securities at a discount to par, interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as unrealized appreciation for foreign currency forward contracts and deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Furthermore, we may invest in non-U.S. corporations (or other non-U.S. entities treated as corporations for U.S. federal income tax purposes) that could be treated under the Code and U.S. Treasury regulations as “passive foreign investment companies” and/or “controlled foreign corporations.” The rules relating to investment in these types of non-U.S. entities are designed to ensure that U.S. taxpayers are either, in effect, taxed currently (or on an accelerated basis with respect to corporate level events) or taxed at increased tax rates at distribution or disposition. In certain circumstances this could require us to recognize income where we do not receive a corresponding payment in cash.

Unrealized appreciation on derivatives, such as foreign currency forward contracts, may be included in taxable income while the receipt of cash may occur in a subsequent period when the related contract expires. Any unrealized depreciation on investments that the foreign currency forward contracts are designed to hedge is not currently deductible for tax purposes. This can result in increased taxable income whereby we may not have sufficient cash to pay distributions or we may opt to retain such taxable income and pay a 4% excise tax. In such case we could still rely upon the “spillback provisions” to maintain RIC qualification.

We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discounts with respect to debt securities acquired in the secondary market and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes. Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the annual distribution requirement, even if we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to obtain and maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, make a partial share distribution, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, and choose not to make a qualifying share distribution, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We do not own any real estate or other physical properties materially important to our operation. We believe that the office facilities of the Advisor are suitable and adequate for our business as it is contemplated to be conducted.

Item 3.	Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. In addition, to our knowledge, none of our Advisors or our Administrator is currently subject to any material legal proceedings nor is any material legal proceeding threatened against them. From time to time, we, our Advisors or Administrator may be a party to certain legal proceedings in the ordinary course of, or incidental to the normal course of, our business, including the enforcement of our rights under contracts with our portfolio companies. While we cannot predict the outcome of these legal proceedings with certainty, we do not expect that these proceedings will have a material adverse effect on our results of operations or financial condition.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

There is currently no established public trading market for our common stock. Therefore, there is a risk that a shareholder may not be able to sell our shares of common stock at a time or price acceptable to the shareholder, or at all.

Continuous Public Offering of Common Stock

On September 29, 2014, our company filed our Registration Statement with the SEC to register our Offering. The Registration Statement was declared effective by the SEC on October 9, 2015 and our company commenced its Offering. The Company commenced operations on March 1, 2016.

Shares will be offered at an initial offering price of $9.45 per share. To the extent that the net asset value per share increases above the offering price, net of sales load, then the offering price per share will require an upward adjustment. In connection with each subscription closing on the sale of shares of our common stock offered pursuant to the prospectus on a continuous basis, we expect that our board of trustees will delegate to our officers the authority to test that the net proceeds per share from the sale of shares are equal to, or greater than, our current net asset value per share within 48 hours of the date of each weekly subscription closing. In addition, if the net asset value per share were to decline below 97.5% of the public offering price, net of sales load, for ten continuous business days (for this purpose, any day on which the principal stock markets in the United States are open for business), then, unless and until our board of trustees determines otherwise, we will voluntarily suspend selling shares in the Offering until the net asset value per share is greater than 97.5% of the public offering price, net of sales load.

Holders

Set forth below is a chart describing our securities outstanding as of March 14, 2016:

(1)	(2)	(3)	(4)
Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column(3)
Common Stock	1,000,000,000	—	555,777.78
Preferred Stock	100,000,000	—	0

As of March 14, 2016, CNL and KKR are the record holders of our common stock. No shares of our common stock have been authorized for issuance under any equity compensation plan.

Recent Sales of Unregistered Securities

There were 22,444.44 shares of unregistered securities sold during the year ended December 31, 2015.

Share Repurchase Program

Beginning no later than four full calendar quarters after the date that we satisfy the minimum offering requirement, and subject to the discretion of the board of trustees, we intend to commence a share repurchase program pursuant to which we intend to conduct quarterly tender offers, for approximately 10% of our weighted average number of outstanding shares in any 12-month period, in accordance with the requirements of Rule 13e-4 under the Exchange Act and the 1940 Act, to allow our shareholders to tender their shares at a price approximately equal to the estimated net asset value per share on the last date of the prior quarter prior to the initiation of each tender offer program. Our share repurchase program will include numerous restrictions that limit your ability to sell your shares.

Distributions

Subject to the board of trustees’ discretion and applicable legal restrictions, we intend to authorize and declare cash distributions on either a weekly, semi-monthly, monthly or quarterly basis after the minimum offering requirement is met and pay such distributions on either a monthly or quarterly basis beginning no later than the first calendar quarter after the month in which the minimum offering requirement is met. We may fund our cash distributions to shareholders from any sources of funds available to us, including fee waivers or reductions by our Advisors that may be subject to repayment, as well as offering proceeds and borrowings.

We intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under the Code. To obtain and maintain RIC tax treatment, we must distribute at least 90% of our investment company taxable income (net ordinary taxable income and net short-term capital gains in excess of net long-term capital losses), if any, to our shareholders. A RIC may satisfy the 90% distribution requirement by actually distributing dividends (other than capital gain dividends) during the taxable year.

We have adopted a distribution reinvestment plan that provides for reinvestment of distributions on behalf of our shareholders. As a result, if our company’s board of trustees authorize and declares a cash distribution, then shareholders who have elected to participate in the distribution reinvestment plan will have their cash distribution automatically reinvested in additional shares of common stock at a price equivalent to the public offering price exclusive of upfront selling commissions and dealer manager fees, rather than receiving the cash distribution.

Item 6.	Selected Financial Data

The following selected financial data for the period from August 27, 2015 (Inception) to December 31, 2015 is derived from our financial statements. The following selected financial data for Corporate Capital Trust II should be read in conjunction with “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. —Financial Statements and Supplementary Data” included elsewhere in this report.

Period from August 27, 2015 (Inception) to December 31, 2015 amounts in thousands
Statement of Assets and Liabilities data:
Total assets	$202
Total liabilities	$0
Total net assets	$202

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a non-diversified closed-end management investment company that has elected to be treated as a business development company under the 1940 Act. Formed as a Delaware statutory trust on August 12, 2014, we are externally managed by our Advisors, CNL and KKR, which are collectively responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments, determining the securities and other assets that the we will purchase, retain or sell and monitoring our portfolio on an ongoing basis. Both of our Advisors are registered as investment advisers with the SEC.

Investment Objective, Investment Program, and Primary Investment Types

Our investment objective is to provide our shareholders with current income and, to a lesser extent, long-term capital appreciation. We intend to meet our investment objective by investing primarily in the debt of privately owned, thinly traded U.S. companies (also referred to as “portfolio companies”) with a focus on originated transactions sourced through the networks of our Advisors upon obtaining exemptive relief from the SEC allowing us to co-invest with certain affiliates of our Advisors. We define originated transactions as any negotiated investment where we, through our Advisors’ direct efforts, provide funds directly to a portfolio company. A substantial portion of our portfolio will consist of direct lending investments, which we believe offer potential opportunities for superior risk-adjusted returns and income generation. Our debt investments may take the form of corporate loans or bonds, may be directly originated as primary market negotiated transactions or purchased on the secondary market, may be secured or unsecured and may, in some cases, be accompanied by warrants, options or other forms of equity participation. We may separately purchase common or preferred equity interests in transactions.

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

Business Environment

During the twelve months ended December 31, 2015, credit markets experienced general de-risking driven primarily by geopolitical concerns as well as sector specific dislocations, such as commodities and energy. Further, significant recurring outflows in open ended credit mutual funds and ETFs have occurred. These factors, along with thin liquidity, has placed downward pressure on valuations and contributed to an increase in volatility.

The Company’s closed-end structure and long term fundamental underwriting approach positions us to focus on providing capital to companies that, for a variety of reasons, are unable to access the syndicated debt markets and achieve attractive terms. In the United States, successful access to the liquid credit markets is often limited by the issuer’s size, complicated industry dynamics, regulatory overhang, and unique or complex capital structures Therefore, considering the recent dynamic market environment, our basic investment premise emphasizing directly originated and other private credit investments remains unchanged. However, we remain mindful of, and continue to scan for attractive opportunities in the secondary credit markets resulting from specific situations and volatility. Until exemptive relief is granted, the portfolio will be primarily comprised of secondary market purchases.

We believe that privately originated transactions to both U.S. and foreign middle market companies will outperform low-yielding government bonds and high grade credit over the long-term. Furthermore, we believe future lending opportunities will potentially expand given recent financial regulation that is resulting in commercial banks reducing lending levels to middle-market companies. We maintain a degree of caution and believe continued focus on the fundamentals, including rigorous due diligence, robust credit underwriting and direct structuring of investments best positions the portfolio to protect principal and generate attractive risk-adjusted returns.

Financial Condition, Liquidity and Capital Resources

We will generate cash primarily from the net proceeds of the Offering and from cash flows from interest, dividends and fees earned from our investments and principal repayments and proceeds from sales of our investments.

We may borrow funds to make investments, including before we have fully invested the proceeds of our Offering, to the extent we determine that leveraging our portfolio would be appropriate. We have not decided to what extent we will finance portfolio investments using debt or the specific form that any such financing would take. Accordingly, we cannot predict with certainty what terms any such financing would have or the costs we would incur in connection with any such arrangement.

Pursuant to a private placement, CNL and KKR contributed an aggregate of $2,000 to purchase 222.22 shares of our common stock at $9.00 per share. The purpose of such private placement was to establish our initial capitalization and initial shareholders in connection with our statutory trust registration and organization under Delaware law. Furthermore, CNL and KKR have executed subscription agreements in a subsequent private placement to contribute an aggregate of $5,000,000 ($2,500,000 from each of CNL and KKR) to purchase a total of 555,556 shares of our common stock at $9.00 per share and have each agreed to pay for such shares of common stock at the time of purchase upon demand by one of our executive officers. As part of this agreement, CNL purchased 22,222.22 shares of common stock for consideration of $200,000, which reduced the overall remaining purchase obligation of CNL under its share purchase agreement with the Company to 255,555.56 share of common stock. Except as provided above, we do not have any current plans, agreements or understandings to issue additional securities through private placements following the commencement of the Offering, although we can offer no assurance that this will not happen in the future.

Expense Waiver and Reimbursement Arrangements with Our Advisors

The Advisors have incurred on our behalf organization and offering expenses totaling approximately $1.9 million as of December 31, 2015. Under the terms of the investment advisory and sub-advisory agreements between us and CNL and KKR, respectively, upon satisfaction of the minimum offering requirement, CNL and KKR will be entitled to receive up to 1.50% of gross proceeds raised in our continuous public offering until all organization and offering costs funded by CNL and KKR or its affiliates have been recovered. The offering expenses consist of costs incurred by CNL and KKR and their affiliates on the Company’s behalf for legal, accounting, printing and other offering expenses, including costs associated with technology integration between the Company’s systems and those of our participating broker-dealers, permissible due diligence reimbursements, marketing expenses, salaries and direct expenses of CNL’s and KKR’s employees, employees of their affiliates and others while engaged in registering and marketing the shares, which will include development of marketing materials and marketing presentations and training and educational meetings and generally coordinating the marketing process for the Company. Any such reimbursements will not exceed actual expenses incurred by CNL and KKR and their affiliates. CNL and KKR are responsible for the payment of our organization and offering expenses to the extent that these expenses exceed 1.5% of the aggregate gross proceeds from the Offering, without recourse against or reimbursement by us.

The Advisors each provided written notice to us of their agreement to waive all reimbursement of organizational and offering expenses to which they are entitled to during the period beginning at the time that the Company satisfies the “minimum offering requirement” and ending June 30, 2016. The waiver of the reimbursement requirements did not reduce the amount of organization and offering expenses incurred by the Advisors that is eligible for reimbursement in future periods. The Advisor’s waiver of organization and offering expense reimbursement will temporarily reduce our operating expenses. We expect to implement the reimbursement of organization and offering expenses in 2016 after the expiration of the waiver period.

The Company has entered into an Expense Support and Conditional Reimbursement Agreement, as amended (the “Expense Support Agreement”) with CNL and KKR (the “Advisors”) pursuant to which the Advisors jointly and severally agree to pay to the Company some or all operating expenses (an “Expense Support Payment”) for each month during the Expense Support Payment Period (as defined below) in which the Company’s board of trustees declares a distribution to its shareholders. The “Expense Support Payment Period” begins on the date the Company’s minimum offering requirement is satisfied and ends on June 30, 2016. The Advisors are entitled to be reimbursed promptly by the Company (a “Reimbursement Payment”) for Expense Support Payments made with respect to any class of common stock, subject to the limitation that no Reimbursement Payment may be made by the Company to the extent that it would cause the Company’s other operating expenses (as defined in the Expense Support Agreement) for such class of common stock to exceed the lesser of (A) 1.75% of average net assets attributable to shares of such class of common stock and (B) the percentage of our average net assets attributable to shares of such class of common stock represented by other operating expenses (as defined in the Expense Support Agreement) during the fiscal year in which such expense support payment from the Advisors was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from the Advisors made during the same fiscal year). Notwithstanding anything to the contrary in the Expense Support Agreement, no Reimbursement Payment shall be made with respect to any class of common stock if the effective rate of distributions per share on such class of common stock declared by the Company at the time of such Reimbursement Payment is less than the effective rate of distributions per share on such class of common stock at the time the Expense Support Payment was made to which such Reimbursement Payment relates. For this purpose, “effective rate of distributions per share” means actual declared distribution rate per share exclusive of return of capital, if any. The Company’s obligation to reimburse each Expense Support Payment will terminate three years from the end of the fiscal year in which such Expense Support Payment is made. As of December 31, 2015, no Expense Support Payments have been made by the Advisors.

Results of Operations

As of December 31, 2015, we had not commenced operations.

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

Critical Accounting Policies

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 2 – “Summary of Significant Accounting Policies” to our financial statements describes the significant accounting policies and methods used in the preparation of our financial statements. We consider our accounting policies listed below to be critical because they involve management judgments and assumptions, require estimates about matters that are inherently uncertain and are important for understanding and evaluating our reported financial results. These judgments affect (i) the reported amounts of assets and liabilities, (ii) our disclosure of contingent assets and liabilities as of the dates of the financial statements and (iii) the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ materially from the amounts reported based on these policies.

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

ASC Topic 820 defines hierarchical levels directly related to the amount of subjectivity associated with the inputs used to determine fair values of assets and liabilities. The hierarchical levels and types of inputs used to measure fair value for each level are described as follows:

•	Level 1—Quoted prices are available in active markets for identical investments as of the reporting date. Publicly listed equities and debt securities, publicly listed derivatives, money market/short term investment funds and foreign currency are generally included in Level 1. We do not adjust the quoted price for these investments.

•	Level 2—Valuation inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. In certain cases, debt and equity securities are valued on the basis of prices from an orderly transaction between market participants provided by reputable dealers or independent pricing services. In determining the value of a particular investment, independent pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices, market transactions in comparable investments, and various relationships between investments. Investments generally included in this category are corporate bonds and loans, convertible debt indexed to publicly listed securities, foreign currency forward contracts, cross currency and interest rate swaps and certain over-the-counter derivatives.

•	Level 3—Valuation inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant judgment or estimation. Investments generally included in this category are total return swap agreements, illiquid corporate bonds and loans, common and preferred stock investments, and equity options that lack observable market pricing.

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

Debt securities are placed on nonaccrual status when principal or interest payments are at least 90 days past due or when there is reasonable doubt that principal or interest will be collected. Generally, accrued interest is reversed against interest income when a debt security is placed on nonaccrual status. Interest payments received on debt securities on nonaccrual status may be recognized as interest income or applied to principal based on management’s judgment. Debt securities on nonaccrual status are restored to accrual status when past due principal and interest are paid and, in management’s judgment, such investments are likely to remain current on interest payment obligations. The Company may make exceptions to this treatment if the debt security has sufficient collateral value and is in the process of collection.

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

Organization and Offering Expenses

When recorded by the Company, organization expenses and other operating expenses relating to the formation of the Company will be expensed on our statement of operations. Continuous offering expenses, excluding sales load and ongoing distribution and shareholder servicing fees, will be capitalized on our statements of assets and liabilities as deferred offering expenses and expensed to our statement of operations over a 12-month period.

Federal Income Taxes

We intend to elect to be treated for federal income tax purposes, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code. As a RIC, we generally will not pay corporate-level federal income taxes on ordinary income or capital gains distributed to our shareholders from our tax earnings and profits. To obtain and maintain our RIC tax treatment, we must meet specified source-of-income and asset diversification requirements and distribute annually at least 90% of our investment company taxable income, if any. Prior to the electing to be treated as a RIC, we will be taxed as a partnership and all taxable income/losses will be included in the tax returns of the Advisors.

Related Party Transactions

We have entered into agreements with our Advisors and certain of their affiliates, whereby, we agree to pay certain fees to, or reimburse certain expenses of, our Advisors and their affiliates for investment and advisory services, selling commissions, ongoing distribution and shareholder servicing fees and marketing support fees in connection with our Offering, and reimbursement of offering and administrative and operating costs. See Note 4 “Related Party Transactions” in the accompanying financial statements and Item 13 “Certain Relationships and Related Transactions and Trustee Independence” for a discussion of the various related party transactions, agreements and fees.

Impact of Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

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

Foreign Currency Risk

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

Item 8.	Financial Statements and Supplementary Data.

Information required by this Item is included herein beginning on page F-1.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

Management’s Annual Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered certified public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter, there was no change in our internal controls over financial reporting (as defined under Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Trustees, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to our 2016 Proxy Statement to be filed with the SEC within 120 days following the end of our company’s fiscal year.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to our 2016 Proxy Statement to be filed with the SEC within 120 days following the end of our company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item is incorporated by reference to our 2016 Proxy Statement to be filed with the SEC within 120 days following the end of our company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions and Trustee Independence

The information required by this Item is incorporated by reference to our 2016 Proxy Statement to be filed with the SEC within 120 days following the end of our company’s fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to our 2016 Proxy Statement to be filed with the SEC within 120 days following the end of our company’s fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

a.	The following financial statements are filed as part of this report in Part II, Item 8:

b.	No financial statement schedules are being filed because the required information is not applicable or is presented in the financial statements or notes.

c.	The following exhibits are filed or incorporated as part of this report.

3.1	Certificate of Trust of the Registrant (Incorporated by reference to Exhibit 2(a) to the Company’s registration statement on Form N-2 (File No. 333-199018) filed on September 29, 2014).

3.2	Certificate of Amendment to Certificate of Trust of the Registrant (Incorporated by reference to Exhibit 2(a)(1) to the Company’s registration statement on Form N-2 (File No. 333-199018) filed on August 31, 2015).

3.3	Second Amended and Restated Declaration of Trust of the Registrant (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 19, 2016).

3.4	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on February 19, 2016).

10.1	Form of Subscription Agreement (Incorporated by reference to Exhibit 2(d) to the Company’s registration statement on Form N-2 (File No. 333-199018) filed on February 19, 2016).

10.2	Form of Distribution Reinvestment Plan (Incorporated by reference to Exhibit 2(e) to the Company’s registration statement on Form N-2 (File No. 333-199018) filed on June 25, 2015).

10.3	Form of Investment Advisory Agreement (Incorporated by reference to Exhibit 2(g)(1) to the Company’s registration statement on Form N-2 (File No. 333-199018) filed on August 31, 2015).

10.4	Form of Sub-Advisory Agreement (Incorporated by reference to Exhibit 2(g)(2) to the Company’s registration statement on Form N-2 (File No. 333-199018) filed on August 31, 2015).

10.5	Form of Managing Dealer Agreement (Incorporated by reference to Exhibit 2(h)(1) to the Company’s registration statement on Form N-2 (File No. 333-199018) filed on October 1, 2015).

10.6	Form of Participating Broker Agreement (Incorporated by reference to Exhibit 2(h)(2) to the Company’s registration statement on Form N-2 (File No. 333-199018) filed on October 1, 2015).

10.7	Form of Distribution and Shareholder Servicing Plan of the Registrant (Incorporated by reference to Exhibit 2(h)(3) to the Company’s registration statement on Form N-2 (File No. 333-199018) filed on August 31, 2015).

10.8	Form of Custodian Agreement (Incorporated by reference to Exhibit 2(j) to the Company’s registration statement on Form N-2 (File No. 333-199018) filed on June 25, 2015).

10.9	Form of Escrow Agreement (Incorporated by reference to Exhibit 2(k)(1) to the Company’s registration statement on Form N-2 (File No. 333-199018) filed on August 31, 2015).

10.10	Form of Administrative Services Agreement by and between Registrant and CNL Fund Advisors II, LLC (Incorporated by reference to Exhibit 2(k)(2) to the Company’s registration statement on Form N-2 (File No. 333-199018) filed on June 25, 2015).

10.11	Form of Intellectual Property License Agreement by and between the Registrant and CNL Intellectual Properties, Inc. (Incorporated by reference to Exhibit 2(k)(3) to the Company’s registration statement on Form N-2 (File No. 333-199018) filed on June 25, 2015).

10.12	Expense Support and Conditional Reimbursement Agreement by and among the Registrant, CNL and KKR (Incorporated by reference to Exhibit 2(k)(4) to the Company’s registration statement on Form N-2 (File No. 333-199018) filed on October 1, 2015).

10.13	Form of Sub-Administration Agreement (Incorporated by reference to Exhibit 2(k)(5) to the Company’s registration statement on Form N-2 (File No. 333-199018) filed on June 25, 2015).

10.14	Capital Markets Service Agreement between CNL and CNL Capital Markets Corp. (Incorporated by reference to Exhibit 2(k)(6) to the Company’s registration statement on Form N-2 (File No. 333-199018) filed on June 25, 2015).

10.15	Share Purchase Agreement between the Registrant and CNL (Incorporated by reference to Exhibit 2(k)(7) to the Company’s registration statement on Form N-2 (File No. 333-199018) filed on August 31, 2015).

10.16	Share Purchase Agreement between the Registrant and KKR (Incorporated by reference to Exhibit 2(k)(8) to the Company’s registration statement on Form N-2 (File No. 333-199018) filed on August 31, 2015).

14.1	Code of Ethics of the Registrant (Incorporated by reference to Exhibit 2(r)(1) to the Company’s registration statement on Form N-2 (File No. 333-199018) filed on June 25, 2015).

14.2	Code of Ethics of CNL Fund Advisors II, LLC (Incorporated by reference to Exhibit 2(r)(2) to the Company’s registration statement on Form N-2 (File No. 333-199018) filed on June 25, 2015).

14.3	Code of Ethics of KKR Credit Advisors (US) LLC (Incorporated by reference to Exhibit 2(r)(3) to the Company’s registration statement on Form N-2 (File No. 333-199018) filed on August 31, 2015).

31.1	Certification of Chief Executive Officer of Corporate Capital Trust II, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of Corporate Capital Trust II, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Corporate Capital Trust II, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March 2016.

CORPORATE CAPITAL TRUST II

By:	/s/ Thomas K. Sittema
Thomas K. Sittema Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Steven D. Shackelford
Steven D. Shackelford
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas K. Sittema Thomas K. Sittema	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 14, 2016

/s/ Erik A Falk	Trustee	March 14, 2016
Eric A. Falk

/s/ Frederick Arnold Frederick Arnold	Independent Trustee	March 14, 2016

/s/ James H. Kropp James H. Kropp	Independent Trustee	March 14, 2016

/s/ Kenneth C. Wright Kenneth C. Wright	Independent Trustee	March 14, 2016

/s/ Steven D. Shackelford Steven D. Shackelford	Chief Financial Officer, President and Treasurer (Principal Financial and Accounting Officer)	March 14, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees of

Corporate Capital Trust II

We have audited the accompanying statements of assets and liabilities of Corporate Capital Trust II (the “Company”) as of December 31, 2015 and August 27, 2015, and the related statement of changes in net assets for the period from August 27, 2015 to December 31 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements referred to above present fairly, in all material respects, the financial position of Corporate Capital Trust II as of December 31, 2015 and August 27, 2015, and the changes in its net assets for the period from August 27, 2015 to December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

San Francisco, CA

March 14, 2016

Corporate Capital Trust II

Statements of Assets and Liabilities

	December 31, 2015	August 27, 2015
Assets
Cash	$202,000	$202,000

Total assets	$202,000	$202,000

Commitments and contingencies ($75,030, Note 4)
Liabilities
Net assets	$202,000	$202,000
Components of net assets
Preferred stock, $0.001 par value, 1,000,000 shares authorized and unissued	—	—
Common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 22,444.44 shares issued and outstanding	22	22
Capital in excess of par value	201,978	201,978

Total net assets	$202,000	$202,000

Net asset value per share of common stock	$9.00	$9.00

See notes to financial statements.

Corporate Capital Trust II

Statement of Changes in Net Assets

Period from August 27, 2015 to December 31, 2015
Capital share transactions
Issuance of shares of common stock	$—

Net increase in net assets resulting from capital share transactions	—

Total increase in net assets	—

Net assets at beginning of period	202,000

Net assets at end of period	$202,000

See notes to financial statements.

CORPORATE CAPITAL TRUST II

Notes to Financial Statements

1.	Principal Business and Organization

Corporate Capital Trust II (the “Company”) was formed as a Delaware statutory trust on August 12, 2014. The Company is a non-diversified closed-end management investment company and has elected to be regulated as a business development company under the Investment Company Act of 1940. The Company’s investment objective is to provide its shareholders with current income and, to a lesser extent, long-term capital appreciation, by investing primarily in the debt of privately owned U.S. companies with a focus on originated transactions sourced through the networks of its advisors.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation - The accompanying financial statements of the Company are prepared in accordance with the instructions to Form 10-K and accounting principles generally accepted in the United States of America (“GAAP”). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board Accounting Standards Codification Topic 946, Financial Services - Investment Companies.

The statement of operations has been omitted because the Company did not earn any income or incur any expenses for the period August 27, 2015 to December 31, 2015. In addition, the statement of cash flows has been omitted because no transactions occurred during the period August 27, 2015 to December 31, 2015.

Use of Estimates - The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

2.	Summary of Significant Accounting Policies (continued)

Organization and Offering Expenses - Organization expenses will be expensed on the Company’s statement of operations. Continuous offering expenses, excluding sales load and ongoing distribution and shareholder servicing fees, will be capitalized on the Company’s statements of assets and liabilities as deferred offering expenses and expensed to the Company’s statement of operations over a 12-month period.

Income Taxes - The Company intends to elect to be treated for federal income tax purposes, and intends to qualify thereafter, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Generally, a RIC is exempt from federal income taxes on income and gains it distributes each year if it distributes at least 90% of “Investment Company Taxable Income,” as defined in the Code. The Company intends to distribute sufficient dividends to maintain its RIC status each year. Prior to the electing to be treated as a RIC, the Company will be taxed as a partnership and all taxable income/losses will be included in the tax returns of the Advisors.

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

On August 26, 2015 and August 27, 2015, respectively, the Company entered into share purchase agreements for the sale of (i) 277,777.78 shares of common stock to CNL for consideration of $2.5 million to be effective after the Company’s initial registration statement is declared effective by the SEC and prior to acceptance of other shareholders unaffiliated with the Company, and (ii) 277,777.78 shares of common stock to KKR for consideration of $2.5 million to be effective after the Company’s initial registration statement is declared effective by the SEC and prior to acceptance of other shareholders unaffiliated with the Company. As part of this agreement, on August 26, 2015, CNL purchased 22,222.22 shares of common stock for consideration of $200,000, which reduced the overall remaining purchase obligation of CNL under its share purchase agreement with the Company to 255,555.56 shares of common stock.

4.	Related Party Transactions

As of August 27, 2015 and December 31, 2015 the Company was owned 99.5% by CNL. CNL is a wholly owned subsidiary of CNL Financial Group, Inc. (“CFG”). All of the Company’s executive officers also serve as executive officers of either KKR or CNL and other CFG affiliates.

The Company has entered into an investment advisory agreement with CNL (the “Investment Advisory Agreement”) for the overall management of the Company’s activities which will become effective when the Company receives proceeds of $2.25 million from its Offering (“minimum offering requirement”). CNL has entered into a sub-advisory agreement with KKR (the “Sub-Advisory Agreement”), under which KKR is responsible for the day-to-day management of the Company’s investment portfolio. Pursuant to the Investment Advisory Agreement, CNL will earn (i) a management fee equal to an annual rate of 2% of the Company’s average gross assets, and (ii) an incentive fee based on the Company’s performance. The incentive fee consists of (i) an incentive fee on income and (ii) an incentive fee on capital gains. CNL will compensate KKR for advisory services that it provides to the Company with 50% of the fees that CNL receives under the Investment Advisory Agreement.

4.	Related Party Transactions (continued)

Under the terms of the Investment Advisory Agreement, once the Company’s Offering is effective, CNL (and indirectly KKR) will also be entitled to receive up to 1.5% of gross offering proceeds as reimbursement for organization and offering expenses incurred by the Advisors on behalf of the Company.

The Company has no liability to reimburse CNL or any of its affiliates for any organization or offering costs funded by CNL or any of its affiliates unless and until the Investment Advisory Agreement becomes effective. CFG and its affiliates have incurred organization and offering costs of approximately $1.9 million as of December 31, 2015. Once the Investment Advisory Agreement is effective, the capital contributions detailed in Note 3 above will be subject to a maximum organization and offering cost reimbursement of 1.5% ($75,030).

The Company is expected to enter into a managing dealer agreement with CNL Securities Corp., an affiliate of CNL. CNL Securities Corp. will serve as the managing dealer of the Company’s Offering and in connection therewith will receive up-front selling commissions of up to 2.00% of gross offering proceeds, up-front dealer manager fees of up to 2.75% of gross offering proceeds and ongoing distribution and shareholder servicing fees at an annualized rate of 1.25% of the Company’s most recently published net asset value per share, excluding shares issued through the distribution reinvestment plan. Shares may also be subject to a contingent deferred sales charge in the event that a stockholder tendered his or her shares of common stock prior to the fourth anniversary of the date such shares were purchased. All or any portion of these fees may be re-allowed to participating brokers. Financial Industry Regulatory Authority (“FINRA”) Rule 2310 provides that the maximum underwriting compensation payable from any source to FINRA members participating in an offering may not exceed 10% of gross offering proceeds, excluding proceeds from a distribution reinvestment plan.

The Company entered into an administrative services agreement with CNL (the “Administrative Services Agreement”) which will become effective when the Company meets the minimum offering requirement, under which CNL will perform, or oversee the performance of, various administrative services on behalf of the Company. The Company will reimburse CNL for administrative expenses it incurs in performing its obligations.

The Company has entered into an Expense Support and Conditional Reimbursement Agreement, as amended (the “Expense Support Agreement”) with the Advisors pursuant to which the Advisors jointly and severally agree to pay to the Company some or all operating expenses (an “Expense Support Payment”) for each month during the Expense Support Payment Period (as defined below) in which the Company’s board of trustees declares a distribution to its shareholders. The “Expense Support Payment Period” begins on the date the Company’s minimum offering requirement is satisfied and ends on June 30, 2016. The Advisors are entitled to be reimbursed promptly by the Company (a “Reimbursement Payment”) for Expense Support Payments made with respect to any class of common stock, subject to the limitation that no Reimbursement Payment may be made by the Company to the extent that it would cause the Company’s other operating expenses (as defined in the Expense Support Agreement) for such class of common stock to exceed the lesser of (A) 1.75% of average net assets attributable to shares of such class of common stock and (B) the percentage of our average net assets attributable to shares of such class of common stock represented by other operating expenses (as defined in the Expense Support Agreement) during the fiscal year in which such expense support payment from the Advisors was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from the Advisors made during the same fiscal year). Notwithstanding anything to the contrary in the Expense Support Agreement, no Reimbursement Payment shall be made with respect to any class of common stock if the effective rate of distributions per share on such class of common stock declared by the Company at the time of such Reimbursement Payment is less than the effective rate of distributions per share on such class of common stock at the time the Expense Support Payment was made to which such Reimbursement Payment relates. For this purpose, “effective rate of distributions per share” means actual declared distribution rate per share exclusive of return of capital, if any. The Company’s obligation to reimburse each Expense Support Payment will terminate three years from the end of the fiscal year in which such Expense Support Payment is made. As of December 31, 2015, no Expense Support Payments have been made by the Advisors.

As of December 31, 2015, the Company had not satisfied its minimum offering requirement and the Investment Advisory Agreement was not yet effective; therefore, no fees or expenses had been incurred by the Company under these agreements as of such date.

5.	Subsequent Events

On January 25, 2016, the Company entered into a managing dealer agreement with CNL Securities Corp., as further described in Note 4 above.

On February 8, 2016, the Advisors waived the reimbursement of organization and offering expenses in connection with the Company’s gross capital raise from the Offering for the period beginning at the time the Company satisfies the minimum offering requirement through June 30, 2016 (the “O&O Reimbursement Waiver”). The O&O Reimbursement Waiver does not reduce the amount of organization and offering expenses incurred by the Advisors that are eligible for reimbursement in future periods.

On February 12, 2016, the Company amended and restated its Declaration of Trust, increasing the number of authorized shares of Preferred Stock from 1,000,000 to 100,000,000.

On February 29, 2016, the Company’s board of trustees declared distributions of $0.010904 per share for weekly record dates beginning on March 1, 2016 through and including June 28, 2016. The Company will pay distributions on March 30, April 27, June 1 and June 29, 2016.

On March 1, 2016, the Advisors completed its purchases under the share purchase agreements outlined in Note 3 above. On March 1, 2016 the Company satisfied its minimum offering requirement to accumulate in excess of $2.25 million in subscriptions in an escrow account and then the Company issued shares of common stock in exchange for the subscription capital in the escrow account. The Company commenced principal operations on March 1, 2016, including the continuation of its Offering. The Company commenced investment operations on March 1, 2016.