Form 10-Q
period 2016-03-31
Corporate Capital Trust II
filed 2016-05-12
CIK 1617896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ Do not check if smaller reporting company	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock of the registrant outstanding as of May 12, 2016 was 762,217.

CORPORATE CAPITAL TRUST II

Item 1.	Financial Statements

Corporate Capital Trust II

Condensed Statements of Assets and Liabilities

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Investment at fair value:
Non-controlled, non-affiliated investments (amortized cost of $3,845,535 and $0, respectively)	$3,874,602	$—
Cash	4,574,234	202,000
Interest receivable	8,608	—
Receivable from advisors	196,928	—

Total assets	8,654,372	202,000

Liabilities
Payable for investments purchased	3,378,985	—
Accrued trustees’ fees	16,516	—
Accrued performance-based incentive fees	5,813	—
Accrued distribution and shareholder servicing fees	5,301	—
Accrued professional services	132,534	—
Other accrued expenses and liabilities	47,878	—

Total liabilities	3,587,027	—

Net Assets	$5,067,345	$—

Components of Net Assets
Preferred stock, $0.001 par value per share, 100,000,000 and 1,000,000 shares authorized and unissued, at March 31, 2016 and December 31, 2015, respectively	$—	$—
Common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 564,199 and 22,444 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	564	22
Paid-in capital in excess of par value	5,077,636	201,978
Distributions in excess of net investment income	(39,922)	—
Accumulated net unrealized appreciation on investments	29,067	—

Net assets	$5,067,345	$202,000

Net asset value per share	$8.98	$9.00

See notes to condensed financial statements.

Corporate Capital Trust II

Condensed Statement of Operations

Three Months Ended March 31, 2016 (unaudited)
Interest income	$1,493

Total investment income	1,493

Operating expenses
Professional services	132,534
Administrative services	28,206
Trustee fees and expenses	16,515
Custodian and accounting fees	16,148
Investment advisory fees	7,493
Performance-based incentive fees	5,813
Distribution and shareholder servicing fees	5,301
Other	3,524

Total operating expenses	215,534

Expense support	(204,420)

Net operating expenses	11,114

Net investment loss	(9,621)

Net unrealized gains
Net change in unrealized appreciation on:
Non-controlled, non-affiliated investments	29,067

Net increase in net assets resulting from operations	$19,446

Net investment loss per share	$(0.02)

Diluted and basic earnings per share	$0.03

Weighted average shares outstanding	556,049

Dividends declared per share	$0.05

See notes to condensed financial statements.

Corporate Capital Trust II

Condensed Statement of Changes in Net Assets

Three Months Ended March 31, 2016 (unaudited)
Operations
Net investment loss	$(9,621)
Net change in unrealized appreciation on investments	29,067

Net increase in net assets resulting from operations	19,446

Distributions to shareholders from
Distributions in excess of net investment income (Note 6)	(30,301)

Net decrease in net assets resulting from shareholders’ distributions	(30,301)

Capital share transactions
Issuance of shares of common stock	4,876,200

Net increase in net assets resulting from capital share transactions	4,876,200

Total increase in net assets	4,865,345
Net assets at beginning of period	202,000

Net assets at end of period	$5,067,345

Capital share activity
Shares issued from subscriptions	541,755

Net increase in shares outstanding	541,755

Distributions in excess of net investment income at end of period	$(39,922)

See notes to condensed financial statements.

Corporate Capital Trust II

Condensed Statement of Cash Flows

For the Three Months Ended March 31, 2016 (unaudited)
Operating Activities:
Net increase in net assets resulting from operations	$19,446
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(3,845,510)
Increase in payable for investments purchased	3,378,985
Net change in unrealized appreciation on investments	(29,067)
Amortization of premium/discount – net	(25)
Increase in receivable from advisors	(196,928)
Increase in interest receivable	(8,608)
Increase in accrued professional services	132,534
Increase in accrued performance-based incentive fees	5,813
Increase in accrued distribution and shareholder servicing fees	5,301
Increase in accrued trustees’ fees	16,516
Increase in other accrued expenses and liabilities	47,878

Net cash used in operating activities	(473,665)

Financing Activities:
Net proceeds from issuance of shares of common stock	4,876,200
Distributions paid	(30,301)

Net cash provided by financing activities	4,845,899

Net increase in cash	4,372,234
Cash, beginning of period	202,000

Cash, end of period	$4,574,234

See notes to condensed financial statements.

Corporate Capital Trust II

Condensed Schedule of Investments (unaudited)

As of March 31, 2016

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)	Cost (d)	Fair Value
Senior Secured Loans - First Lien—40.6%
ABILITY Network, Inc.	(e)(f)	Health Care Equipment & Services	L + 500	1.00%	5/14/2021	$203,823	$199,950	$200,851
Belk, Inc.	(e)(g)	Retailing	L + 475	1.00%	11/18/2022	233,918	203,509	207,213
Commercial Barge Line, Co.	(e)(g)	Transportation	L + 875	1.00%	11/12/2020	108,780	100,486	98,174
David’s Bridal, Inc.	(e)(f)	Retailing	L + 400	1.25%	10/11/2019	210,120	191,584	190,159
Hanson Building Products North America	(h)(f)(e)	Materials	L + 550	1.00%	3/13/2022	219,377	202,376	217,732
Koosharem, LLC	(e)(f)	Commercial & Professional Services	L + 650	1.00%	5/15/2020	229,305	200,068	201,788
NewWave Communications, Inc.	(e)(f)	Media	L + 375	1.00%	4/30/2020	75,986	69,908	73,327
RedPrairie Corp.	(e)(f)	Software & Services	L + 500	1.00%	12/21/2018	274,779	251,423	255,888
Savers, Inc.	(e)(f)	Retailing	L + 375	1.25%	7/9/2019	31,219	25,053	24,839
Scientific Games International, Inc.	(e)(h)(f)	Consumer Services	L + 500	1.00%	10/1/2021	240,000	233,688	233,026
Sequa Corp.	(e)(f)	Capital Goods	L + 400	1.25%	6/19/2017	141,814	97,851	98,796
TIBCO Software, Inc.	(e)(i)	Software & Services	L + 550	1.00%	12/4/2020	281,690	256,338	254,225

Total Senior Secured Loans - First Lien							$2,032,234	$2,056,018

Senior Secured Loans - Second Lien—30.5%
Applied Systems, Inc.	(e)(f)	Software & Services	L + 650	1.00%	1/24/2022	$218,057	$203,884	$206,746
CTI Foods Holding Co., LLC	(e)(f)	Food, Beverage & Tobacco	L + 725	1.00%	6/28/2021	222,222	202,500	203,333
Genoa, a QoL Healthcare Co., LLC	(e)(f)	Health Care Equipment & Services	L + 775	1.00%	4/28/2023	82,949	80,660	78,179
Grocery Outlet, Inc.	(e)(f)	Food & Staples Retailing	L + 825	1.00%	10/21/2022	217,391	200,543	202,717
iParadigms Holdings, LLC	(e)(f)	Software & Services	L + 725	1.00%	7/29/2022	204,082	198,214	200,000
Learfield Communications, Inc.	(e)(f)	Media	L + 775	1.00%	10/8/2021	16,940	16,864	16,824

See notes to condensed financial statements.

Corporate Capital Trust II

Condensed Schedule of Investments (unaudited) (continued)

As of March 31, 2016

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)	Cost (d)	Fair Value
Lightower Fiber, LLC	(e)(f)	Telecommunication Services	L + 675	1.25%	4/12/2021	$225,000	$218,813	$216,749
NEP Group, Inc.	(e)(f)	Media	L + 875	1.25%	7/22/2020	215,054	201,075	199,462
NewWave Communications, Inc.	(f)	Media	L + 800	1.00%	10/30/2020	206,718	201,559	200,000
RedPrairie Corp.	(e)(f)	Software & Services	L + 1000	1.25%	12/21/2019	30,060	24,198	24,274

Total Senior Secured Loans - Second Lien							$1,548,310	$1,548,284

Total Senior Debt							$3,580,544	$3,604,302

Subordinated Debt—5.4%
GCI, Inc.		Telecommunication Services	6.88%		4/15/2025	$265,000	$264,991	$270,300

Total Subordinated Debt							$264,991	$270,300

TOTAL INVESTMENTS(j) — 76.5%							$3,845,535	$3,874,602

OTHER ASSETS IN EXCESS OF LIABILITIES—23.5%								1,192,743

NET ASSETS—100.0%								$5,067,345

(a)	Security may be an obligation of one or more entities affiliated with the named company.
(b)	Non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940, as amended (“1940 Act”), unless otherwise indicated. Non-controlled/non-affiliated investments are investments that are neither controlled investments nor affiliated investments.
(c)	Denominated in U.S. dollars unless otherwise noted.
(d)	Represents amortized cost for debt securities and cost for common stocks translated to U.S. dollars.
(e)	Position or portion thereof unsettled as of March 31, 2016.
(f)	The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at March 31, 2016 was 0.63%. The current base rate for each investment may be different from the reference rate on March 31, 2016.
(g)	The interest rate on these investments is subject to a base rate of 6-Month LIBOR, which at March 31, 2016 was 0.90%. The current base rate for each investment may be different from the reference rate on March 31, 2016.

See notes to condensed financial statements.

Corporate Capital Trust II

Condensed Schedule of Investments (unaudited) (continued)

As of March 31, 2016

(h)	The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. On this basis, 94.8% of the Company’s total assets represented qualifying assets as of March 31, 2016.
(i)	The interest rate on these investments is subject to a base rate of 1-Month LIBOR, which at March 31, 2016 was 0.44%. The current base rate for each investment may be different from the reference rate on March 31, 2016.
(j)	As of March 31, 2016, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $43,550; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $14,483; the net unrealized appreciation was $29,067; the aggregate cost of securities for Federal income tax purposes was $3,845,535.

Abbreviations:

L = LIBOR - London Interbank Offered Rate, typically 3-Month

See notes to condensed financial statements.

CORPORATE CAPITAL TRUST II

Notes to Condensed Financial Statements (Unaudited)

1.	Principal Business and Organization

Corporate Capital Trust II (the “Company”) was formed as a Delaware statutory trust on August 12, 2014. The Company is a non-diversified closed-end management investment company and has elected to be regulated as a business development company under the Investment Company Act of 1940. The Company’s investment objective is to provide its shareholders with current income and, to a lesser extent, long-term capital appreciation, by investing primarily in the debt of privately owned U.S. companies with a focus on originated transactions sourced through the networks of its advisors. The Company intends to elect to be taxed as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”) and operate in a manner so as to qualify for the tax treatments applicable to RICs.

The Company is externally managed by CNL Fund Advisors II, LLC (“CNL”) and KKR Credit Advisors (US) LLC (“KKR”) (collectively, the “Advisors”), which are collectively responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments, determining the securities and other assets that the Company will purchase, retain or sell and monitoring the Company’s portfolio on an ongoing basis. Both of the Advisors are registered as investment advisers with the Securities and Exchange Commission (“SEC”). CNL also provides the administrative services necessary for the Company to operate.

On September 29, 2014, the Company filed a registration statement on Form N-2 (the “Registration Statement”) with the SEC to register its common stock. The Registration Statement, as amended, provides for the sale on a continuous basis of up to $2.6 billion of shares of common stock (275 million shares at $9.45 per share) (the “Offering”), was declared effective on October 9, 2015, at which time the Company’s Offering commenced.

On March 1, 2016, the Company satisfied its minimum offering requirement to accumulate in excess of $2.25 million in subscriptions in an escrow account. On March 1, 2016, the Company issued shares of common stock in exchange for the subscription capital in the escrow account. The Company commenced principal and investment operations on March 1, 2016. The Company has no prior operating history and there is no assurance that the Company will be able to achieve its investment objectives.

2.	Significant Accounting Policies

Basis of Presentation – The accompanying financial statements of the Company are prepared in accordance with the instructions to Form 10-Q and accounting principles generally accepted in the United States of America (“GAAP”). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC Topic 946” ). The unaudited condensed financial statements reflect all normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the Company’s results for the interim periods presented. The results of operations for interim periods are not indicative of results to be expected for the full year.

Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These financial statements should be read in conjunction with the Company’s financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2015, which was filed with the SEC on March 14, 2016.

Use of Estimates – The preparation of the condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities at the date of the condensed financial statements, (ii) the reported amounts of income and expenses during the reporting periods presented and (iii) disclosure of contingent assets and liabilities at the date of the condensed financial statements. Actual results could differ from those estimates.

Cash – Cash consists of demand deposits.

2.	Significant Accounting Policies (continued)

Valuation of Investments – The Company measures the value of its investments in accordance with ASC Topic 820, Fair Value Measurements and Disclosure (“ASC Topic 820”), issued by FASB. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC Topic 820, the Company considers its principal market to be the market that has the greatest volume and level of activity.

ASC Topic 820 defines hierarchical levels directly related to the amount of subjectivity associated with the inputs used to determine fair values of assets and liabilities. The hierarchical levels and types of inputs used to measure fair value for each level are described as follows:

Level 1 – Quoted prices are available in active markets for identical investments as of the reporting date. Publicly listed equities and debt securities, publicly listed derivatives, money market/short-term investment funds and foreign currency are generally included in Level 1. The Company does not adjust the quoted price for these investments.

Level 2 – Valuation inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. In certain cases, debt and equity securities are valued on the basis of prices from orderly transactions for similar investments in active markets between market participants and provided by reputable dealers or independent pricing services. In determining the value of a particular investment, independent pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices, market transactions in comparable investments, and various relationships between investments. Investments generally included in this category are corporate bonds and loans that are priced based on observable inputs.

Level 3 – Valuation inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant judgment or estimation. Investments generally included in this category are illiquid corporate bonds and loans, unlisted common and preferred stock investments, and equity options that lack observable market pricing.

In certain cases, the inputs used to measure fair value may fall within different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Depending on the relative liquidity in the markets for certain investments, the Company may transfer assets to Level 3 if it determines that observable quoted prices, obtained directly or indirectly, are not available or reliable. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and the consideration of factors specific to the investment.

Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. The Company’s board of trustees is responsible for determining in good faith the fair value of the Company’s portfolio investments for which market quotations are not readily available in accordance with the valuation policy and procedures approved by the board of trustees, based on, among other things, the input of the Company’s Advisors and management, its audit committee, and independent third-party valuation firms.

The Company and the board of trustees conduct their fair value determination process on a quarterly basis and any other time when a decision regarding the fair value of the portfolio investments is required. A determination of fair value involves subjective judgments and estimates. Due to the inherent uncertainty of determining the fair value of portfolio investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been determined had a readily available market value existed for such investments, and the differences could be material. Further, such investments are generally less liquid than publicly traded securities. If the Company was required to liquidate a portfolio investment that does not have a readily available market value in a forced or liquidation sale, the Company could realize significantly less than the value recorded by the Company.

2.	Significant Accounting Policies (continued)

The Company utilizes several valuation techniques that use unobservable pricing inputs and assumptions in determining the fair value of its Level 3 investments. The unobservable pricing inputs and assumptions may differ by asset and in the application of the Company’s valuation methodologies. The reported fair value estimates could vary materially if the Company had chosen to incorporate different unobservable pricing inputs and other assumptions.

Security Transactions, Realized/Unrealized Gains or Losses, and Income Recognition – Investments purchased on a secondary basis are recorded on the trade date. The Company measures realized gains or losses from the sale of investments using the specific identification method. Realized gains or losses are measured by the difference between the net proceeds from the sale and the amortized cost basis of the investment without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. Unrealized gains or losses primarily reflect the change in investment values, including the reversal of previously recorded unrealized gains or losses when gains or losses are realized. The amortized cost basis of investments includes (i) the original cost and (ii) adjustments for the accretion/amortization of market discounts and premiums, original issue discount and loan origination fees. The Company reports changes in fair value of investments as a component of net change in unrealized appreciation (depreciation) on investments in the condensed statements of operations.

Interest Income – Interest income is recorded on an accrual basis and includes amortization of premiums to par value and accretion of discounts to par value. Discounts and premiums to par value on securities purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. Upon prepayment of a debt investment, any prepayment penalties and unamortized loan fees and discounts are recorded as interest income.

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

Paid In Capital – The Company records the proceeds from the sale of its common stock on a net basis to (i) capital stock and (ii) paid-in capital in excess of par value, excluding up-front selling commissions and dealer manager fees.

Management Fees – The Company incurs a base management fee (recorded as investment advisory fees) and performance-based incentive fees, including (i) a subordinated incentive fee on income and (ii) an incentive fee on capital gains, due to its Advisors pursuant to an investment advisory agreement described in Note 5 “Related Party Transactions.” The two components of performance-based incentive fees are combined and expensed in the condensed statements of operations and accrued as accrued performance-based incentive fees in the condensed statements of assets and liabilities. Pursuant to the terms of the investment advisory agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement) based on the Company’s realized capital gains on a cumulative basis from inception, net of all realized capital losses on a cumulative basis and unrealized depreciation at year end, less the aggregate amount of any previously paid capital gains incentive fees. Although the terms of the investment advisory agreement do not provide for the inclusion of unrealized gains in the calculation of the incentive fee on capital gains, pursuant to relevant authoritative guidance for investment companies, the Company includes unrealized gains in the calculation of the incentive fee on capital gains expense and related accrued incentive fee on capital gains. This accrual reflects the incentive fees that would be payable to the Advisors if the Company’s entire portfolio was liquidated at its fair value as of the balance sheet date even though the Advisors are not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

Organization and Offering Expenses – Organization expenses will be expensed on the Company’s statement of operations. Continuous offering expenses, excluding sales load and distribution and shareholder servicing fees, will be capitalized on the Company’s statement of assets and liabilities as deferred offering expenses and expensed to the Company’s statement of operations over a 12-month period.

Earnings per Share – Earnings per share is calculated based upon the weighted average number of shares of common stock outstanding during the reporting period.

2.	Significant Accounting Policies (continued)

Distributions – Weekly distributions are generally declared monthly by the Company’s board of trustees and recognized as a liability on the applicable record date. Distributions are paid monthly. The Company has adopted a distribution reinvestment plan that provides for reinvestment of distributions on behalf of shareholders. Shareholders who have elected to participate in the distribution reinvestment plan will have their cash distribution automatically reinvested in additional shares of common stock at a price per share equivalent to the then current public offering price, net of up-front selling commissions and dealer manager fees.

Federal Income Taxes – The Company intends to elect to be treated for federal income tax purposes, and intends to maintain its qualification, as a RIC under Subchapter M of the Code. Generally, a RIC is not subject to federal income taxes on distributed income and gains if it distributes at least 90% of its “Investment Company Taxable Income,” as defined in the Code. The Company intends to distribute sufficient dividends to maintain its RIC status each year.

The Company is generally subject to nondeductible federal excise taxes if it does not distribute to its shareholders an amount at least equal to the sum of (i) 98% of its net ordinary income for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period generally ending on October 31 of the calendar year and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which the Company paid no federal income tax. The Company may, at its discretion, pay a 4% nondeductible federal excise tax on under-distribution of capital gains and taxable income.

The Company recognizes in its condensed financial statements the effect of a tax position when it is deemed more likely than not, based on the technical merits, that the position will be sustained upon examination. Tax benefits of positions not deemed to meet the more-likely-than-not threshold are recorded as tax expenses in the current year. The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes – Overall –Recognition, nor did it have any unrecognized tax benefits for the periods presented herein. Although the Company files federal and state tax returns, its major tax jurisdiction is federal.

Permanent book and tax basis differences are reclassified among the Company’s capital accounts, as appropriate. Additionally, the tax character amount of distributions is determined in accordance with the Code which differs from GAAP.

3.	Investments

The Company is engaged in a strategy to invest primarily in the debt of privately owned and thinly traded U.S. companies. The primary investment concentrations include (i) senior debt securities and (ii) subordinated debt securities. The Company’s investments may, in some cases, be accompanied by warrants, options or other forms of equity participation. The Company may separately purchase common or preferred equity interests or limited partnership interests. The Company may also invest in structured products, such as collateralized loan obligations. The fair value of the Company’s investments will generally fluctuate with, among other things, changes in prevailing interest rates, the general supply of, and demand for, debt capital among private and public companies, general domestic and global economic conditions, the condition of certain financial markets, developments or trends in any particular industry and changes in the financial condition and credit quality of each security’s issuer.

As of March 31, 2016, the Company’s investment portfolio consisted of the following:

	As of March 31, 2016
Asset Category	Amortized Cost	Fair Value	Percentage of Investment Portfolio	Percentage of Net Assets
Senior debt
Senior secured loans – first lien	$2,032,234	$2,056,018	53.1%	40.6%
Senior secured loans – second lien	1,548,310	1,548,284	39.9	30.5

Total senior debt	3,580,544	3,604,302	93.0	71.1
Subordinated debt	264,991	270,300	7.0	5.4

Total investments	$3,845,535	$3,874,602	100.0%	76.5%

As of March 31, 2016, none of the Company’s debt investments were on nonaccrual status.

3.	Investments (continued)

The industry composition of the Company’s investment portfolio as a percentage of total fair value of the Company’s investments as of March 31, 2016 is as follows:

Industry Composition	As of March 31, 2016
Software & Services	24.3%
Media	12.6
Telecommunication Services	12.6
Retailing	10.9
Health Care Equipment & Services	7.2
Consumer Services	6.0
Materials	5.6
Commercial & Professional Services	5.2
Food & Staples Retailing	5.2
Food, Beverage & Tobacco	5.2
Capital Goods	2.6
Transportation	2.6

Total	100.0%

As of March 31, 2016, all of the Company’s investments were located in the United States and denominated in U.S. dollars. Location is determined by the country of domicile of the portfolio company or of the security’s issuer.

4.	Fair Value of Financial Instruments

The Company’s investments were categorized in the fair value hierarchy described in Note 2 “Significant Accounting Policies”, as follows as of March 31, 2016:

	March 31, 2016
Description	Level 1	Level 2	Level 3	Total
Senior debt	$—	$3,604,302	$—	$3,604,302
Subordinated debt	—	270,300	—	270,300

Total investments	$—	$3,874,602	$—	$3,874,602

There were no transfers between Level 1 and Level 2 during the three month period ended March 31, 2016. The carrying value of cash is classified as Level 1 with respect to the fair value hierarchy. At March 31, 2016, the Company did not hold investment positions classified as Level 3. No securities were transferred into or out of the Level 3 hierarchy during the three month period ended March 31, 2016. All realized and unrealized gains and losses are included in earnings and are reported as separate line items within the Company’s condensed statement of operations.

5.	Related Party Transactions

As of December 31, 2015 and March 31, 2016 the Company was owned 99.5% by CNL and 98.5% by CNL and KKR, respectively. CNL is an affiliate of CNL Financial Group, Inc. (“CFG”). All of the Company’s executive officers also serve as executive officers of either KKR or CNL and other CFG affiliates.

The Company is a party to an investment advisory agreement with CNL (the “Investment Advisory Agreement”) for the overall management of the Company’s activities. CNL is a party to a sub-advisory agreement with KKR (the “Sub-Advisory Agreement”), under which KKR is responsible for the day-to-day management of the Company’s investment portfolio. Pursuant to the Investment Advisory Agreement, CNL earns (i) a management fee equal to an annual rate of 2% of the Company’s average gross assets, and (ii) an incentive fee based on the Company’s performance. The incentive fee consists of (i) an incentive fee on income and (ii) an incentive fee on capital gains. CNL compensates KKR for advisory services that it provides to the Company with 50% of the fees that CNL receives under the Investment Advisory Agreement.

5.	Related Party Transactions (continued)

A subordinated incentive fee on income is payable to the Advisors each calendar quarter if the Company’s pre-incentive fee net investment fee income (as defined in the Investment Advisory Agreement and approved by the Company’s board of trustees) exceeds the 1.75% quarterly preference return to the Company’s shareholders (the ratio of pre-incentive fee net investment income divided by average adjusted capital). The Company did not incur any subordinated incentive fee on income during the three months ended March 31, 2016.

The annual incentive fees on capital gains recorded for GAAP purposes are equal to (i) 20% of our realized and unrealized capital gains on a cumulative basis since inception, net of all realized capital losses and unrealized depreciation on a cumulative basis from inception, less (ii) the aggregate amount of any previously paid incentive fees on capital gains. For financial reporting purposes, in accordance with GAAP, the Company includes unrealized appreciation on the Investment Portfolio in the calculation of incentive fees on capital gains; however, such amounts are not payable by the Company unless and until the net unrealized appreciation is actually realized. The actual amount of incentive fees on capital gains that are due and payable to the Advisors is determined at the end of the calendar year. The Company accrued $5,813 for incentive fees on capital gains as of March 31, 2016.

Under the terms of the Investment Advisory Agreement, CNL (and indirectly KKR) is entitled to receive up to 1.5% of gross offering proceeds as reimbursement for organization and offering expenses incurred by the Advisors on behalf of the Company. CFG and its affiliates have incurred organization and offering costs of approximately $2.5 million as of March 31, 2016. On February 8, 2016, the Advisors waived the reimbursement of organization and offering expenses in connection with the Company’s gross capital raise from the Offering from March 1, 2016 (the period beginning at the time the Company satisfied the minimum offering requirement) through June 30, 2016 (the “O&O Reimbursement Waiver”). The O&O Reimbursement Waiver does not reduce the amount of organization and offering expenses incurred by the Advisors that are eligible for reimbursement in future periods. After the O&O Reimbursement Waiver period ends, subsequent gross capital raised by the Company will be subject to the maximum organization and offering cost reimbursement of 1.5%.

The Company is a party to a managing dealer agreement with CNL Securities Corp., an affiliate of CNL. CNL Securities Corp. serves as the managing dealer of the Company’s Offering and in connection therewith will receive up-front selling commissions of up to 2.00% of gross offering proceeds, up-front dealer manager fees of up to 2.75% of gross offering proceeds and distribution and shareholder servicing fees at an annualized rate of 1.25% of the Company’s most recently published net asset value per share, excluding shares issued through the distribution reinvestment plan. Shares may also be subject to a contingent deferred sales charge in the event that a stockholder tenders his or her shares of common stock prior to the fourth anniversary of the date such shares were purchased. All or any portion of these fees may be re-allowed to participating brokers. Financial Industry Regulatory Authority (“FINRA”) Rule 2310 provides that the maximum underwriting compensation payable from any source to FINRA members participating in an offering may not exceed 10% of gross offering proceeds, excluding proceeds from a distribution reinvestment plan.

In addition, under the terms of the Investment Advisory Agreement, the Advisors are entitled to reimbursement of certain expenses incurred on behalf of the Company including expenses incurred in connection with its investment operations and investment transactions.

The Company is a party to an administrative services agreement with CNL under which CNL performs, or oversees the performance of, various administrative services on behalf of the Company. The Company reimburses CNL for administrative expenses it incurs in performing its obligations.

The Company is a party to an Expense Support and Conditional Reimbursement Agreement, as amended (the “Expense Support Agreement”) with the Advisors pursuant to which the Advisors jointly and severally agree to pay to the Company some or all operating expenses (an “Expense Support Payment”) for each month during the Expense Support Payment Period (as defined below) in which the Company’s board of trustees declares a distribution to its shareholders. The “Expense Support Payment Period” commenced on March 1, 2016 and ends on June 30, 2016. The Advisors are entitled to be reimbursed promptly by the Company (a “Reimbursement Payment”) for Expense Support Payments made with respect to any class of common stock, subject to the limitation that no Reimbursement Payment may be made by the Company to the extent that it would cause the Company’s other operating

5.	Related Party Transactions (continued)

expenses (as defined in the Expense Support Agreement) for such class of common stock to exceed the lesser of (A) 1.75% of average net assets attributable to shares of such class of common stock and (B) the percentage of our average net assets attributable to shares of such class of common stock represented by other operating expenses (as defined in the Expense Support Agreement) during the fiscal year in which such expense support payment from the Advisors was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from the Advisors made during the same fiscal year). Notwithstanding anything to the contrary in the Expense Support Agreement, no Reimbursement Payment shall be made with respect to any class of common stock if the effective rate of distributions per share on such class of common stock declared by the Company at the time of such Reimbursement Payment is less than the effective rate of distributions per share on such class of common stock at the time the Expense Support Payment was made to which such Reimbursement Payment relates. For this purpose, “effective rate of distributions per share” means actual declared distribution rate per share exclusive of return of capital, if any. The Company’s obligation to reimburse each Expense Support Payment will terminate three years from the end of the fiscal year in which such Expense Support Payment is made. Management believes that Reimbursement Payments are not probable as of March 31, 2016.

As of March 31, 2016, the amount of Expense Support Payment obligation payable by the Advisors is $204,420, representing all of the Company’s operating expenses, excluding distribution and shareholder servicing fees and performance-based incentive fees, incurred between March 1, 2016 (commencement of operations) and March 31, 2016.

Related party fees and expenses incurred on behalf of the Company during the period from March 1, 2016 (commencement of operations) to March 31, 2016 are summarized below:

Related Party	Source Agreement & Description	2016
CNL Securities Corp.	Managing Dealer Agreement: Up-front selling commissions and dealer manager fees	$3,800
	Distribution and shareholder servicing fees	5,301
CNL and KKR	Investment Advisory Agreement: Base management fees (investment advisory fees) Incentive fee on capital gains (1)	7,493 5,813
CNL	Administrative Services Agreement: Administrative and compliance services	15,485

(1)	Incentive fees on capital gains are included in performance-based incentive fees in the statement of operations. The following table provides additional details for the incentive fee on capital gains for the period from March 1, 2016 (commencement of operations) to March 31, 2016:

Incentive fee on Capital Gains for the Three Months Ended March 31,	2016
Accrued incentive fee as of January 1,	$—
Incentive fee on capital gains during the three months ended March 31,	5,813
Less: Incentive fee on capital gains paid to the Advisors during the three months ended March 31,	—

Accrued incentive fee as of March 31,	5,813
Less: Accrued incentive fee on capital gains attributable to unrealized gains as of March 31,	(5,813)

Incentive fee on capital gains earned by and payable to the advisors as of March 31,	$—

Indemnification - The Investment Advisory Agreement and the Sub-Advisory Agreement provide certain indemnification to the Advisors, their directors, officers, persons associated with the Advisors, and their affiliates. The managing dealer agreement provides certain indemnification to the managing dealer and each participating broker and their respective officers, directors, partners, employees, associated persons, agents and control persons. In addition, the Company’s declaration of trust provide certain indemnifications to its officers, trustees, agents, and certain other persons. As of March 31, 2016, management believed that the risk of incurring any losses for such indemnification was remote.

6.	Distributions

On February 29, 2016, the Company’s board of trustees declared distributions of $0.010904 per share for weekly record dates beginning on March 1, 2016 through and including June 28, 2016. Distributions were paid on March 30, 2016. CNL and KKR, as the sole shareholders for all of March’s weekly record dates, received distributions of $30,301 from the Company. The Company will also pay distributions on April 27, June 1 and June 29, 2016.

The total and the sources of declared distributions on GAAP basis for the three months ended March 31, 2016 are presented in the tables below.

	Three Months Ended March 31,
	2016
	Per Share	Amount	Allocation
Total Declared Distributions	$0.05	$30,301	100.0%
From net investment income	—	—	—
From net realized gains	—	—	—
Distributions in excess of net investment income	$0.05	$30,301	100.0%

Sources of distributions, other than net investment income and realized gains on a GAAP basis, include required adjustments to GAAP net investment income in the current period to determine taxable income available for distributions. The following table summarizes the primary sources of differences between GAAP net investment income and taxable income available for distributions that contribute to tax-related distributions in excess of net investment income for the three months ended March 31, 2016.

Three Months Ended March 31,	2016(1)
Net increase in net assets from operations	$19,446
Net change in unrealized appreciation on investments	(29,067)
Distribution and shareholder servicing fees	5,301
Performance-based incentive fees	5,813

Total	$1,493

(1)	The above table does not represent all adjustments to calculate taxable income available for distributions. A final determination of taxable income, taxable income available for distributions and the tax classifications of the full calendar year paid distributions, is made annually at the end of the year.

For the three months ended March 31, 2016, the tax-related sources of distributions of $40,181 are greater than the distributions in excess of net investment income of $30,301. The Company estimates that none of the distributions declared during the three months ended March 31, 2016 would be classified as a tax basis return of capital.

7.	Share Transactions

On September 25, 2014, the Company entered into founder stock purchase agreements for the sale of (i) 111.11 shares of common stock to CNL Fund Advisors Company for consideration of $1,000, and (ii) 111.11 shares of common stock to KKR for consideration of $1,000. On December 31, 2014, CNL Fund Advisors Company transferred its shares in the Company’s common stock to CNL, one of the Company’s Advisors.

On August 26, 2015 and August 27, 2015, respectively, the Company entered into share purchase agreements for the sale of (i) 277,777.78 shares of common stock to CNL for consideration of $2.5 million effective after the Company’s initial registration statement was declared effective by the SEC and prior to acceptance of other shareholders unaffiliated with the Company, and (ii) 277,777.78 shares of common stock to KKR for consideration of $2.5 million effective after the Company’s initial registration statement was declared effective by the SEC and prior to acceptance of other shareholders unaffiliated with the Company. As part of this agreement, on August 26, 2015, CNL purchased 22,222.22 shares of common stock for consideration of $200,000. On March 1, 2016, the Advisors completed their purchases under the share purchase agreements. The Company met its minimum offering requirement with proceeds received from CNL and KKR from these share purchase agreements.

7.	Share Transactions (continued)

On February 12, 2016, the Company amended and restated its Declaration of Trust, increasing the number of authorized shares of Preferred Stock from 1,000,000 to 100,000,000.

The following table summarizes the total shares issued and proceeds received in connection with the Company’s Offering for the three months ended March 31, 2016.

	Three Months Ended
	March 31, 2016(1)
	Shares	Amount
Gross proceeds from offering	541,755	$4,880,000
Up-front selling commissions and dealer manager fees	—	(3,800)

Net proceeds from offering	541,755	$4,876,200

Average net proceeds per share	$9.00

(1)	Commenced operations on March 1, 2016.

As of March 31, 2016, the Company has sold 564,199 shares of common stock through the Offering for total gross proceeds of $5,082,000.

On March 29, 2016, the Company’s board of trustees increased the public offering price of the Company’s continuous public offering of common stock from $9.45 per share to $9.50 per share. This increase became effective as of March 29, 2016. As a result of the increase in the Company’s public offering price per share, the Company’s maximum sales load and the net proceeds per share increased from $0.450 to $0.452 and from $9.00 to $9.05, respectively.

8.	Financial Highlights

The following is a schedule of financial highlights for one share of common stock during the period from March 1, 2016 (commencement of operations) through March 31, 2016.

For the period ended March 31, 2016(1)
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Period	$9.00

Net investment loss, before expense support (2)	(0.39)
Expense support(2)	0.37

Net investment loss(2)	(0.02)
Net unrealized gain(2)(3)	0.05

Net increase resulting from investment operations	0.03

Distributions in excess of net investment income(4)(5)	(0.05)

Net decrease resulting from distributions to common shareholders	(0.05)

Net Asset Value, End of Period	$8.98
OPERATING PERFORMANCE PER SHARE
Total Investment Return-Net Price(6)	0.38%
Total Investment Return-Net Asset Value(7)	0.38%

RATIOS/SUPPLEMENTAL DATA (all amounts in thousands except ratios)
Net assets, end of period	$5,067
Average net assets(8)	$5,006
Shares outstanding, end of period	564
Weighted average shares outstanding	556

Ratios to average net assets:(8)
Total operating expenses before expense support	4.31%
Total operating expenses after expense support	0.22%
Net investment loss	(0.19)%
Total investment income	0.03%
Portfolio turnover rate	—

(1)	Commenced operations on March 1, 2016
(2)	The per share data was derived by using the weighted average shares outstanding during the period.
(3)	The amount shown at this caption is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses in portfolio securities for the period because of the timing of sales of the Company’s shares in relation to fluctuating market values for the portfolio.
(4)	The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the entire period; distributions per share are rounded to the nearest $0.01.
(5)	See Note 6 for further information on the source of distributions from other than net investment income and realized gains
(6)	Total investment return-net price is a measure of total return for shareholders who purchased the Company’s common stock at the beginning of the period, including distributions declared during the period. Total investment return-net price is based on (i) the purchase of one share at the public offering price, net of sales load, on the first day of the period, (ii) the sale at the net asset value per share on the last day of the period of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) distributions payable relating to one share, if any, on the last day of the period. The total investment return-net price calculation assumes that (i) monthly cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan are issued at the then current public offering price, net of sales load, on each monthly distribution payment date. Since there is no public market for the Company’s shares, the terminal sales price per share is assumed to be equal to the net asset value per share on the last day of the period presented. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s shares of common stock.

8.	Financial Highlights (continued)

(7)	Total investment return-net asset value is a measure of the change in total value for shareholders who held the Company’s common stock at the beginning and end of the period, including distributions declared during the period. Total investment return-net asset value is based on (i) net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) distributions payable relating to one share, if any, on the last day of the period. The total investment return-net asset value calculation assumes that (i) monthly cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan are issued at the then current public offering price, net of sales load, on each monthly distribution payment date. Since there is no public market for the Company’s shares, terminal market value per share is assumed to be equal to net asset value per share on the last day of the period presented. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s shares of common stock.
(8)	The computation of average net assets during the period is based on the daily value of net assets. Ratios are not annualized.

9.	Commitment & Contingences

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company had no such guarantees outstanding at either March 31, 2016 or December 31, 2015.

10.	Subsequent Events

On May 10, 2016 the Advisors extended the O&O Reimbursement Waiver (as previously discussed in Note 5) term to September 30, 2016.

On May 10, 2016 the Advisors extended the Expense Support Payment Period (as previously discussed in Note 5) to September 30, 2016.

During the period from April 1, 2016 through May 12, 2016, the Company received additional net proceeds of approximately $1,791,815 from its Offering, including amounts through its distribution reinvestment plan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based on the unaudited condensed financial statements as of March 31, 2016 and December 31, 2015, and for the three months ended March 31, 2016. Amounts as of December 31, 2015 included in the unaudited condensed financial statements have been derived from the audited financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed financial statements and the notes thereto, as well as, the audited financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the period ended December 31, 2015. Capitalized terms used in this Item 2 have the same meaning as in the accompanying unaudited condensed financial statements in Item 1 unless otherwise defined herein.

Statement Regarding Forward-Looking Information

The following information contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements generally are characterized by the use of terms such as “may,” “should,” “plan,” “anticipate,” “estimate,” “intend,” “predict,” “believe” and “expect” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: persistent economic weakness at the global or national level, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global capital market conditions, our ability to obtain or maintain credit lines or credit facilities on satisfactory terms, changes in interest rates, availability of proceeds from our offering of shares, our ability to identify suitable investments, our ability to close on identified investments, our ability to obtain or maintain our qualification as a regulated investment company and as a business development company, the ability of our Advisors (defined below) and their affiliates to attract and retain highly talented professionals, inaccuracies of our accounting estimates, the ability of our Advisors to locate suitable borrowers for our loans and the ability of such borrowers to make payments under their respective loans. Given these uncertainties, we caution you not to place undue reliance on such statements, which apply only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K filing for the period ended December 31, 2015 and Item 1A in Part II of this Quarterly Report.

The forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 27A of the Securities Act and Section 21E of the Exchange Act.

Overview

The Company is a non-diversified closed-end management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940. Formed as a Delaware statutory trust on August 12, 2014, we are externally managed by CNL Fund Advisors II, LLC (“CNL”) and KKR Credit Advisors (US) LLC (“KKR”) collectively, the “Advisors”, which are collectively responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments, determining the securities and other assets that the we will purchase, retain or sell and monitoring our portfolio on an ongoing basis. Both of our Advisors are registered as investment advisers with the SEC.

Investment Objective and Investments

On March 1, 2016 we raised the minimum offering requirement via share purchases from the Advisors, commenced investment operations and began executing our strategy of investing in the debt of privately owned and thinly traded U.S. companies. Specifically, during the month ended March 31, 2016, we made initial investments in portfolio companies totaling $3,845,510. These investments were sourced, underwritten and monitored by our Advisors. As of March 31, 2016, our investment portfolio consisted of investments in 21 portfolio companies, and had a total fair value of $3,874,602.

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

The level of our investment activity can and will vary substantially from period to period depending on many factors, including: the amount of capital we have available for investment, the availability of credit to finance investment transactions, the demand for debt from creditworthy privately owned U.S. companies, the level of merger, acquisition and refinancing activity involving private companies, the general economic environment, and the competitive investment environment for the types of investments we intend to make. Based on prevailing market conditions, we anticipate that we will invest the proceeds from the periodic sale of our common stock within 30-90 days. The precise timing will depend on the availability of investment opportunities that are consistent with our investment objective and strategies. Any distributions we make during such period may be substantially lower than the distributions that we expect to pay when our portfolio is fully invested.

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

Revenues

We generate revenue primarily in the form of interest on the debt securities of portfolio companies that we acquire and hold for investment purposes. We expect that our investments in debt securities will generally have an expected maturity of three to ten years, although we have no lower or upper constraint on maturity, and we expect to earn interest at a fixed or floating rates. Interest on our debt securities is generally payable to us quarterly or semi-annually. In some cases, the debt investments may partially defer cash interest payments with payment-in-kind provisions. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. In addition, we may generate revenue in the form of prepayment fees, commitment fees, origination fees, and fees for providing significant managerial assistance.

Operating Expenses

Our primary operating expenses include an investment advisory fee and, depending on our operating results, performance-based incentive fees, administrative expenses, custodian and accounting fees and other third-party professional services and expenses. The investment advisory fee and performance-based incentive fees compensate the Advisors for their services in identifying, evaluating, negotiating, closing and monitoring our investments.

Financial and Operating Highlights

The following table presents financial and operating highlights as of March 31, 2016, and for the period from March 1, 2016 (commencement of operations) to March 31, 2016:

As of	March 31, 2016
Total assets	$8,654,372
Adjusted total assets (Total assets, net of payable for investments purchased)	$5,275,387
Investments in portfolio companies	$3,874,602
Net assets	$5,067,345
Net asset value per share	$8.98

Activity for the month ended March 31,	2016
Average net assets	$5,006,011
Purchases of investments	$3,845,510
Net investment loss	$(9,621)
Net change in unrealized appreciation on investments	$29,067
Net increase in net assets resulting from operations	$19,446
Total distributions declared	$30,301
Net investment loss before unearned incentive fees per share	$(0.01)
Net investment loss per share	$(0.02)
Earnings per share	$0.03
Distributions declared per share outstanding for the entire period	$0.05

Summary of Common Stock Offering for the month ended March 31,	2016
Gross proceeds, excluding reinvestment of distributions	$4,880,000
Net proceeds to Company	$4,876,200
Average net proceeds per share	$9.00
Shares issued in connection with Offering	541,755

Business Environment

During the three months ended March 31, 2016, markets continued to be influenced by geopolitical concerns as well as sector specific dislocations, such as commodities and energy. The first quarter of 2016 experienced cumulative net outflows from liquid loan and high yield bond funds. While the credit markets experienced a rally in recent weeks, significant inflows and outflows in open ended credit mutual funds and exchange traded funds have become commonplace. These factors, along with thin liquidity, have placed pressure on valuations, slowed market activity, and contributed to an increase in volatility.

Our closed-end structure and long-term fundamental underwriting approach position us to continue to focus on providing capital to companies that, for a variety of reasons, are unable to access the syndicated debt markets and/or achieve attractive terms on their debt. In the United States, successful access to the liquid credit markets is often limited by the issuer’s size, complicated industry dynamics, regulatory overhang, and unique or complex capital structures. Therefore, considering the recent dynamic market environment, our basic investment premise emphasizing directly originated and other private credit investments remains unchanged. However, we continue to scan for, attractive opportunities in secondary credit markets resulting from specific situations and volatility.

We believe that privately originated transactions with both U.S. and foreign middle market companies will outperform low-yielding government bonds and high grade credit over the long-term. Furthermore, we believe future lending opportunities will expand given financial regulation stemming from the 2009 credit crisis that is resulting in commercial banks reducing lending levels to middle-market companies. We maintain a high degree of caution and believe continued focus on the fundamentals, including rigorous due diligence, robust credit underwriting and direct structuring of investments, best positions the portfolio to protect principal and generate attractive risk-adjusted returns.

Portfolio and Investment Activity

Portfolio Investment Activity for the period from March 1, 2016 (commencement of operations) to March 31, 2016

The following table summarizes our investment activity as of March 31, 2016 and for the period from March 1, 2016 (commencement of operations) to March 31, 2016:

Investment Portfolio
Total fair value	$3,874,602
No. portfolio companies	21
No. debt investments	23

Activity for month ended March 31,	2016
Purchases of investments:
Senior secured loans – first lien	$2,032,234
Senior secured loans – second lien	1,548,301
Subordinated debt	264,975

Total	$3,845,510

Portfolio Company Additions	21
Debt Investment Additions	23
Weighted average annual yield of debt investments (1):	10.3%
Funded during period at amortized cost	10.3%
Exited during period at amortized cost	N/A

(1)	The weighted average annual yield for our debt investments is computed as (i) the sum of (a) the annual interest rate of each accruing debt investment multiplied by its par amount as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of accruing each debt investment, if any; divided by (ii) the total amortized cost of all accruing debt investments included in the calculated group as of the end of the applicable reporting period.

The changes in the fair value of our Investment Portfolio are directly related to (i) the changes in their cost basis as a result of incremental purchases and (ii) the changes in fair value for assets held at the beginning and end of the period. The net change in unrealized appreciation for the three months ended March 31, 2016 was $29,067. See “Results of Operations – Net Change in Unrealized Appreciation or Depreciation” below for further details relating to the changes.

	March 31, 2016
Asset Category	Amortized Cost	Fair Value
Senior debt
Senior secured loans - first lien	$2,032,234	$2,056,018
Senior secured loans - second lien	1,548,310	1,548,284

Total senior debt	3,580,544	3,604,302
Subordinated debt	264,991	270,300

Total	$3,845,535	$3,874,602

The weighted average yield on debt investments at amortized cost and fair value held in our Investment Portfolio as of March 31, 2016 were as follows:

Asset Category	Investment Portfolio at Amortized Cost	Investment Portfolio at Fair Value
Senior debt (1)
Senior secured loans - first lien	10.7%	10.6%
Senior secured loans - second lien	10.3%	10.3%
Subordinated debt(1)	6.9%	6.8%

(1)	The weighted average yield on debt investments is based on amortized cost as of the end of the applicable period. The weighted average yield for our debt investments is computed as, (i) the sum of (a) the annual interest rate of each accruing debt investment multiplied by its par amount as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing debt investment, if any; divided by (ii) the total amortized cost of all accruing debt investments included in the calculated group as of the end of the applicable reporting period.

The following table presents a summary of interest rate and maturity statistics for the debt investments, based on par value, in our Investment Portfolio as of March 31, 2016:

Floating interest rate debt investments:	March 31, 2016
Percent of debt portfolio	93.6%
Percent of floating rate debt investments with interest rate floors	100%
Weighted average interest rate floor	1.1%
Weighted average coupon spread to base rate	621	bps
Weighted average years to maturity	4.9

Fixed interest rate debt investments:
Percent of debt portfolio	6.4%
Weighted average coupon rate	6.8%
Weighted average years to maturity	9.0

All of our floating interest rate debt investments have base rate reset frequencies of less than twelve months with the majority resetting at least quarterly. The three-month LIBOR, the most prevalent index employed among our floating interest rate debt investments, ranged between 0.62% and 0.64%, during the month ended March 31, 2016, and the terminal value was 0.63% on March 31, 2016. Base rate resets for floating interest rate investments will only result in interest income increases when the reset base interest rate exceeds the associated interest rate floor.

Our weighted forward looking annual yield on debt investments was 10.3% as of March 31, 2016. Total investment return -net price and total investment return-net asset value were 0.38% and 0.38%, respectively, for the period from March 1, 2016 (commencement of operations) through March 31, 2016. See Note 8 “Financial Highlights” in our unaudited condensed financial statements.

The following table shows the credit ratings of the investments in our Investment Portfolio, based upon the rating scale of Standard & Poor’s Ratings Services, as of March 31, 2016:

	March 31, 2016
Standard & Poor’s rating	Fair Value	Percentage of Portfolio
BB-	$503,326	13.0%
B+	280,540	7.2
B	516,757	13.4
B-	1,326,361	34.2
CCC+	1,023,344	26.4
CCC	200,000	5.2
CCC-	24,274	0.6

Total	$3,874,602	100.0%

The following table presents a summary of our Investment Portfolio arranged by industry classifications of the portfolio companies as of March 31, 2016:

	March 31, 2016
Industry Classification	Fair Value	Percentage of Portfolio
Software & Services	$941,133	24.3%
Media	489,613	12.6
Telecommunications Services	487,049	12.6
Retailing	422,211	10.9
Health Care Equipment & Services	279,030	7.2
Consumer Services	233,026	6.0
Materials	217,732	5.6
Food, Beverage & Tobacco	203,333	5.2
Food & Staples Retailing	202,717	5.2
Commercial & Professional Services	201,788	5.2
Capital Goods	98,796	2.6
Transportation	98,174	2.6

Total	$3,874,602	100.0%

All portfolio companies held at March 31, 2016 were deemed to be U.S. companies (country of domicile or the jurisdiction of the security’s issuer).

Capital Resources and Liquidity

Sources and Uses of Capital

Our capital resources and liquidity are primarily derived from equity capital proceeds from our Offering. Our primary uses of funds include (i) investments in debt of portfolio companies, (ii) distributions to our shareholders, (iii) advisory fees and (iv) operating expenses. We expect to use proceeds from the turnover of our Investment Portfolio and equity capital proceeds from our Offering to finance our investment activities.

Liquidity

As of March 31, 2016, we had the following sources of immediate liquidity available to us:

Amount
Cash	$4,574,234
Less: Payables for investments purchased	(3,378,985)

Total	$1,195,249

In addition to the source of liquidity listed above, we continue to raise capital through our Offering. As of March 31, 2016, we had approximately 274 million additional shares of common stock available for sale through the Offering.

Commitments and Contingencies

See Note 9 “Commitments and Contingencies” in our unaudited condensed financial statements for information on our commitments and contingencies as of March 31, 2016.

Distributions to Shareholders

We pay monthly distributions to our shareholders in the form of cash. Shareholders may elect to reinvest their distributions as additional shares of our common stock under our distribution reinvestment plan. Dividends are taxable to our shareholders even if they are reinvested in additional shares of our common stock. The following table reflects the cash distributions per share and the total amount of distributions that we have declared on our common stock during the month ended March 31, 2016:

	Month Ended
	Per Share	Amount
March 31, 2016 (5 record dates)	$0.054520	$30,301

See Note 6 “Distributions” in our unaudited condensed financial statements for additional disclosures on distributions.

We do not expect to use equity capital or borrowed funds to pay distributions to shareholders nor do we expect any portion of our distributions paid in 2016 to be treated as a return of capital for tax purposes. We disclose the sources of funds used to pay distributions to our shareholders in periodic reports that accompany (i) quarterly account statements and (ii) monthly distribution checks that are prepared and sent directly by our transfer agent to our shareholders. See Note 6 “Distributions” in our unaudited condensed financial statements for a discussion of the sources of funds used to pay distributions on a GAAP basis for the periods presented.

Results of Operations

As of March 31, 2016, the fair value of our Investment Portfolio totaled $3.87. Our investments at March 31, 2016 consisted solely of debt investments. See the section entitled “Portfolio and Investment Activity” above for a discussion of the general terms and characteristics of our investments, and for information regarding investment activities during the period from March 1, 2016 (commencement of operations) through March 31, 2016.

The following is a summary of our operating results for the period from March 1, 2016 (commencement of operations) through March 31, 2016:

2016
Total investment income	$1,493
Net operating expense	11,114

Net investment loss	(9,621)
Net change in unrealized appreciation	29,067

Net increase in net assets resulting from operations	$19,446

Investment income

Investment income consisted of the following for the period from March 1, 2016 (commencement of operations) through March 31, 2016:

2016
Interest income	$1,493

Total investment income	$1,493

As of March 31, 2016, our weighted average annual yield on our accruing debt investments was 10.3% based on amortized cost, as defined above in “Portfolio and Investment Activity.” As of March 31, 2016, approximately 94% of our debt investments had floating rate interest; therefore, changes in interest rates could have a material impact on our interest income in the future. See Item 7A “Quantitative and Qualitative Disclosures about Market Risk” for further information on the impact interest rate changes could have on our results of operations.

We commenced investment operations on March 1, 2016. Interest income and total investment income for the month ended March 31, 2016 was $1,493. Incremental amounts of investment capital were deployed in the acquisition of portfolio investments throughout the month ended March 31, 2016 as we received net proceeds from our Offering on a weekly basis. However, we believe that our interest income and total investment income is not representative of either our stabilized performance or our future performance. We expect an increase in interest income in future periods due to (i) an increasing proportion of investments held for the entire period relative to incremental investment activity during each quarter, and (ii) an increasing base of investments that we expect to result from the expected increase in capital available for investment as related to our Offering.

Operating expenses

Our operating expenses for period from March 1, 2016 (commencement of operations) through March 31, 2016 were as follows:

2016
Professional services	$132,534
Administrative services	28,206
Trustee fees and expenses	16,515
Custodian and accounting fees	16,148
Investment advisory fees	7,493
Performance-based incentive fees	5,813
Distribution and shareholder servicing fees	5,301
Other	3,524

Total operating expenses	$215,534

Total operating expenses were $215,534 for the month ended March 31, 2016. All operating expenses except for performance- based incentive fees and distribution and shareholder servicing fees since inception were offset by the Advisors’ Expense Support. We consider the following expense categories to be relatively fixed in the near term: administrative services, trustee fees and expenses and custodian and accounting fees. Variable operating expenses include professional services, investment advisory fees, performance–based incentive fees, distribution and shareholder servicing fees, and a component of other operating expenses related to transfer agency services and shareholder services. We expect these variable operating expenses to increase either in connection with the growth in the asset base (investment advisory fees, performance-based incentive fees, and interest expense), the number of shareholders and open accounts (transfer agency services and shareholder services, distribution and shareholder servicing fees) and the complexity of our investment processes and capital structure (professional services).

Investment advisory fees and performance-based incentive fees - Our investment advisory fees are calculated at an annual rate of 2% of our average gross assets.

Our Advisors are also eligible to receive incentive fees based on our performance. Our performance-based incentive fees, which are comprised of two parts, consisted of the following for the period from March 1, 2016 (commencement of operations) through March 31, 2016:

2016
Incentive fee on capital gains	$5,813

Total performance-based incentive fees	$5,813

A subordinated incentive fee on income is payable to our Advisors each calendar quarter if our pre-incentive fee net investment fee income (as defined in the Investment Advisory Agreement and approved by our board of trustees) exceeds the 1.75% quarterly preference return to our shareholders (the ratio of pre-incentive fee net investment income divided by average adjusted capital). We did not incur any subordinated incentive fee on income during the three months ended March 31, 2016.

The annual incentive fees on capital gains recorded for GAAP purposes is equal to (i) 20% of our realized and unrealized capital gains on a cumulative basis since inception, net of all realized capital losses and unrealized depreciation on a cumulative basis from inception, less (ii) the aggregate amount of any previously paid incentive fees on capital gains. For financial reporting purposes, in accordance with GAAP, we include unrealized appreciation on our Investment Portfolio in the calculation of incentive fees on capital gains; however, such amounts are not payable by us unless and until the net unrealized appreciation is actually realized. The actual amount of incentive fees on capital gains that are due and payable to the Advisors is determined at the end of the calendar year.

See “—Contractual Obligations —Investment Advisory Agreements,” below for further details about the performance-based incentive fees.

Net change in unrealized appreciation or depreciation

For the period from March 1, 2016 (commencement of operations) to March 31, 2016, net unrealized appreciation and depreciation on investments consisted of the following:

2016
Net change in unrealized appreciation (depreciation) on investments:
Unrealized appreciation	$43,550
Unrealized depreciation	(14,483)

Total net unrealized appreciation (depreciation)	$29,067

We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our investments, other than those described above, the risk factors, if any, identified in Part II, Item 1A of this report, and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections of our Annual Report on Form 10-K for the period ended December 31, 2015.

Adjusted net investment income

Our net investment loss totaled $(9,621) (($0.02) per share) for the period from March 1, 2016 (commencement of operations) through March 31, 2016. As described above in “- Investment advisory fees and performance-based incentive fees,” we accrue estimated performance-based incentive fees with respect to any net realized and unrealized appreciation in our Investment Portfolio. The performance-based incentive fees are treated as an operating expense and therefore are a deduction in calculating our net investment income on a GAAP basis. However, our net realized and unrealized appreciation on our Investment Portfolio that partly determine these fees are not included in net investment income. Therefore, in order to evaluate our net investment income without regard to realized and unrealized appreciation in our Investment Portfolio, including the impact of related accrued performance-based fees, we have developed a supplemental, non-GAAP measure, which we refer to as “adjusted net investment income,” which presents net investment income before the effects of unearned performance-based incentive fees. Adjusted net investment income is also impacted by the expense support payments and reimbursements.

We believe that adjusted net investment income is useful to assess the sustainability of our distributions and operating performance. Adjusted net investment income is not necessarily indicative of cash flows available to fund cash needs and should not be considered as an alternative to net investment income as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make future distributions to our shareholders. Adjusted net investment income should not be construed as an historic performance measure or as more relevant or accurate than the current GAAP methodology in calculating net investment income and its applicability in evaluating our operating performance.

The following table presents a reconciliation of our net investment income to adjusted net investment income for the period from March 1, 2016 (commencement of operations) to March 31, 2016.

2016
Net investment loss (GAAP)	$(9,621)
Deduct: Expense Support	(204,420)
Add: Estimated unearned performance-based incentive fees	5,813

Adjusted net investment loss (non-GAAP)	$(208,228)

Net investment loss per share (GAAP)	$(0.02)

Adjusted net investment loss per share (non-GAAP)	$(0.37)

Net Assets, Net Asset Value per Share and Annual Investment Return

Net assets increased $4.87 million during the three months ended March 31, 2016. The most significant increase in net assets during the three months ended March 31, 2016 was attributable to capital transactions including the issuance of shares of common stock of $4.88 million. Our operations resulted in net assets increasing $19 thousand during the three months ended March 31, 2016. Our overall increase in net assets was partially offset by distributions to shareholders in the amount of $30 thousand during the three months ended March 31, 2016.

Our net asset value per share was $8.98 on March 31, 2016. After considering (i) the overall changes in net asset value per share, (ii) distributions paid of approximately $0.05 per share during the month ended March 31, 2016, and (iii) the assumed reinvestment of those distributions at 95.25% of the prevailing offering price per share, the total investment return was 0.38% (not annualized) for shareholders who held our shares over the entire March 1, 2016 through March 31, 2016 period.

Our shares are illiquid investments for which there is currently not a secondary market. You should not expect to be able to resell your shares regardless of how we perform. If you are able to sell your shares, you will likely receive less than your purchase price. Our net asset value and annualized returns — which are based in part upon determinations of fair value of Level 3 investments by our board of trustees, not active market quotations — are inherently uncertain. Past performance is not a guarantee of future results.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed financial statements which have been prepared in accordance with GAAP. The preparation of our unaudited condensed financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 2 “Significant Accounting Policies” to our unaudited condensed financial statements describes the significant accounting policies and methods used in the preparation of our financial statements. We consider the accounting policies listed below to be critical because they involve management judgments and assumptions, require estimates about matters that are inherently uncertain and are important for understanding and evaluating our reported financial results. These judgments affect (i) the reported amounts of assets and liabilities, (ii) our disclosure of contingent assets and liabilities as of the dates of the financial statements and (iii) the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ materially from the amounts reported based on these policies.

Valuation of Investments and Unrealized Gain (Loss) – Our investments consist primarily of investments in senior and subordinated debt of private U.S. companies and are presented in our financial statements at fair value. See Note 3 “Investments,” in our unaudited condensed financial statements for more information on our investments. As described more fully in Note 2 “Significant Accounting Policies” and Note 4 “Fair Value of Financial Instruments” in our unaudited condensed financial statements, a valuation hierarchy based on the level of independent, objective evidence available regarding value is used to measure the fair value of our investments. Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to our portfolio investments for which market quotations are not readily available, our board of trustees is responsible for determining in good faith the fair value of our portfolio investments in accordance with, and the consistent application of, the valuation policy and procedures approved by the board of trustees, based on, among other things, the input of our Advisors, audit committee and independent third-party valuation firms.

We and our board of trustees conduct our fair value determination process on a quarterly basis and any other time when a decision regarding the fair value of our portfolio investments is required. A determination of fair value involves subjective judgments and estimates. Due to the inherent uncertainty of determining the fair value of portfolio investments that do not have a readily available market value, the fair value of the our portfolio investments may differ significantly from the values that would have been determined had a readily available market value existed for such investments, and the differences could be material. Further, such investments are generally less liquid than publicly traded securities. If we were required to liquidate a portfolio investment that does not have a readily available market value in a forced or liquidation sale, we could realize significantly less than the fair value recorded by us.

As of March 31, 2016 and during the period from March 1, 2016 (commencement of operations) through March 31, 2016, we held no level 3 investments.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2016.

Contractual Obligations

Investment Advisory Agreements – We have entered into the Investment Advisory Agreement with CNL for the overall management of our investment activities. We and CNL have also entered into the Sub-Advisory Agreement with KKR, under which KKR is responsible for the day-to-day management of our Investment Portfolio. CNL compensates KKR for advisory services that it provides to us with 50% of the base management fees and performance-based incentive fees that CNL receives under the Investment Advisory Agreement. Pursuant to the Investment Advisory Agreement, CNL earns a base management fee equal to an annual rate of 2% of our average gross assets and an incentive fee based on our performance. The incentive fee will comprise the following two parts:

•	An incentive fee on net investment income, which we refer to as the subordinated incentive fee on income, will be calculated and payable quarterly in arrears and will be based upon our pre-incentive fee net investment income for the calendar quarter. The quarterly incentive fee on net investment income will be (a) 100% of the pre-incentive fee net investment income between 1.75% and 2.1875% of average adjusted capital, plus (b) 20% of pre-incentive fee net investment income in excess of 2.1875% of average adjusted capital. Adjusted capital is defined as cumulative proceeds generated from sales of our common stock, including proceeds from our distribution reinvestment plan, net of sales load (upfront sales commissions and upfront dealer manager fees) reduced for (i) distributions paid to our shareholders that represent return of capital on a tax basis and (ii) amounts paid for share repurchases pursuant to our share repurchase program. Average adjusted capital is computed on the daily adjusted capital for the actual number of days in the quarter. The quarterly preference return of 1.75% and upper level breakpoint of 2.1875% are also adjusted for the actual number of days in each calendar quarter. For purposes of computing the subordinated incentive fee on income, the calculation methodology will disregard any net investment income associated with derivatives or swaps that is treated as capital gains pursuant to GAAP. Therefore, net interest, if any, associated with a derivative or swap, (which represents the difference between (i) the interest income and fees received in respect of the reference assets of the derivative or swap and (ii) the interest expense paid by us to the derivative or swap counterparty) will be included in pre-incentive fee net investment income for purposes of the subordinated incentive fee on income.

•	An incentive fee on capital gains will be calculated and payable in arrears as of the end of each calendar year. It will be equal to 20% of our realized capital gains on a cumulative basis from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees on capital gains as calculated in accordance with GAAP except as described in the next sentence. For purposes of computing the incentive fee on capital gains the calculation methodology will disregard any net investment income associated with derivatives or swaps that is treated as capital gains pursuant to generally accepted accounting principles. Therefore, realized gains and realized losses on the disposition of any reference assets, as well as unrealized depreciation on reference assets retained in the derivative or swap, will be included on a cumulative basis in the calculation of the incentive fee on capital gains that may be payable annually to our Advisors.

As of March 31, 2016, we had accrued an incentive fee on capital gains of $5,813. See Note 5 “Related Party Transactions” in our financial statements for expanded discussion of the Investment Advisory Agreement and Sub-Advisory Agreement.

The terms of the Investment Advisory Agreement entitle CNL (and indirectly KKR) to receive up to 1.5% of gross proceeds in connection with the Offering as reimbursement for organization and offering expenses incurred by the Advisors on our behalf. The Advisors waived the reimbursement of organization and offering expenses in connection with the Company’s gross capital raised before September 30, 2016. After the O&O Reimbursement Waiver period ends, subsequent gross capital raised by the Company will be subject to the maximum organization and offering cost reimbursement of 1.5%.The O&O Reimbursement Waiver does not reduce the amount of organization and offering expenses incurred by the Advisors that are eligible for reimbursement in future periods.

Related Party Transactions

We have entered into agreements with our Advisors and certain of their affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisors and their affiliates for investment and advisory services, selling commissions and dealer manager fees in connection with our Offering, and reimbursement of offering and administrative and operating fees and costs. See Note 5 “Related Party Transactions” in our unaudited condensed financial statements and Part III - Item 13. “Certain Relationships and Related Transactions, and Trustee Independence” in our Form 10-K for the period ended December 31, 2015 for a discussion of the various related party transactions, agreements and fees.

Impact of Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are subject to financial market risks, in particular changes in interest rates. Future changes in interest rates will likely have effects on the interest income we earn on our portfolio investments, the fair value of our fixed income investments, the interest rates and interest expense associated with the money we borrow and the fair value of loan balances.

Subject to the requirements of the 1940 Act, we may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. Although hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates.

As of March 31, 2016, approximately 93.6% of our portfolio of debt investments, or approximately $3.89 million measured at par value, featured floating or variable interest rates. The variable interest rate debt investments usually provide for interest payments based on three-month LIBOR (the base rate) and typically have durations of three months after which the base rates are reset to then prevailing three-month LIBOR. As of March 31, 2016, 100% of our portfolio of variable interest rate debt investments, or approximately $3.89 million measured at par value, featured minimum base rates, or base rate floors, and the weighted average base rate floor for such investments was 1.1%. Variable interest rate investments that feature a base rate floor generally reset to the then prevailing three-month LIBOR only if the reset base rate exceeds the base rate floor on the applicable interest rate reset date, in which cases we may benefit through an increase in interest income from such interest rate adjustments.

Approximately 6.4% of our debt investment portfolio was invested in fixed interest rate, high yield corporate debt investments as of March 31, 2016. Rising market interest rates will most likely lead to fair value declines for high yield corporate bonds and a decline in the net asset value of our common stock, while declining market interest rates will most likely lead to an increase in bond values.

As of March 31, 2016, 100% of our debt investments had prices that are generally available from third party pricing services. We consider these debt investments to be liquid since these types of assets are generally broadly syndicated and owned by a wide group of institutional investors, business development companies, mutual funds and other investment funds. Additionally, this group of assets is susceptible to revaluation, or changes in bid-ask values, in response to sudden changes in expected rates of return associated with these investments.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter, there was no change in our internal controls over financial reporting (as defined under Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings – None

Item 1A. Risk Factors – There have been no material changes to the risk factors previously disclosed in response to Item 1A. to Part I. of our Annual Report on Form 10-K for the fiscal period ended December 31, 2015, except for the following:

The “Risk Factors” section of the Prospectus is amended by replacing the third paragraph under the risk factor entitled “Our ability to achieve our investment objective depends on our Advisors’ ability to manage and support our investment process. If our Advisors were to lose a significant number of their respective key professionals, or terminate the Advisory Agreement and/or the Sub-Advisory Agreement, our ability to achieve our investment objective could be significantly harmed.” with the following:

In addition, both the Investment Advisory Agreement and the Sub-Advisory Agreement have similar termination provisions that allow the agreements to be terminated without penalty. The Investment Advisory Agreement may be terminated at any time, without the payment of any penalty, by (i) CNL upon 120 days’ prior written notice to us and (ii) us upon 60 days’ prior written notice to CNL if our independent trustees or holders of a majority of our outstanding shares of common stock so direct. The Sub-Advisory Agreement may be terminated at any time, without the payment of any penalty, by (i) KKR upon 120 days’ prior written notice to CNL and us, and (ii) by CNL or us upon 60 days’ prior written notice to KKR if our independent trustees or holders of a majority of our outstanding shares of common stock so direct. In addition, CNL and KKR have agreed that, in the event that one of them is removed by us other than for cause, or the advisory agreement of either of them is not renewed, the other will also terminate its agreement with us. The termination of either agreement may adversely affect the quality of our investment opportunities. In addition, in the event either agreement were terminated, it may be difficult for us to replace CNL or for CNL to replace KKR.

The “Risk Factors” section of the Prospectus is amended by replacing the first and second paragraphs under the risk factor entitled “A majority of our investment portfolio will be recorded at fair value as determined in good faith in accordance with procedures established by our board of trustees and, as a result, there is and will be uncertainty as to the value of our portfolio investments.” with the following:

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined in accordance with procedures established by our board of trustees. There is not a public market or active secondary market for many of the securities of the privately held companies in which we intend to invest. The majority of our investments may not be publicly traded or actively traded on a secondary market but, instead, may be traded on a privately negotiated over-the-counter secondary market for institutional investors. As a result, we will value a majority of these securities monthly at fair value as determined in good faith in accordance with the valuation policy and procedures approved by our board of trustees.

The determination of fair value, and thus the amount of unrealized gains or losses we may recognize in any reporting period, is to a degree subjective, and our Advisors have a conflict of interest in making recommendations of fair value. We will value our investments monthly at fair value as determined in good faith in accordance with procedures established by our board of trustees based on input from our Advisors. Our board of trustees may utilize the services of an independent third-party valuation firm to aid us in determining the fair value of certain securities. The types of factors that may be considered in determining the fair values of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, current market interest rates and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The determinations of fair value in accordance with procedures established by our board of trustees may differ materially from the values that would have been used if an active market and market quotations existed for such investments. Our net asset value could be adversely affected if the determinations regarding the fair value of the investments were materially higher than the values that we ultimately realize upon the disposal of such investments.

The “Risk Factors” section of the Prospectus is amended by replacing the fifth paragraph under the risk factor entitled “Our investments in private investment funds, including hedge funds, private equity funds, limited liability companies and other business entities, subject us indirectly to the underlying risks of such private investment funds and additional fees and expenses.” with the following:

Our board of trustees – with the assistance of the Advisors, officers and, through them, independent valuation agents – is responsible for determining in good faith the fair value of our portfolio investments for which market quotations are not readily available (as is the case of private investment funds). Our board of trustees will make this determination on a monthly basis and any other time when a decision is required regarding the fair value of our investments in private investment funds or other portfolio investments for which market quotations are not available. A determination of fair value involves subjective judgments and estimates, and it is possible that the fair value determined for a security may differ materially from the value that could be realized upon the sale of the security.

The “Risk Factors” section of the Prospectus is amended by replacing the risk factor entitled “Investors will not know the purchase price per share at the time they submit their subscription agreements and could receive fewer shares of common stock than anticipated if our board of trustees determines to increase the offering price to comply with the requirement that we avoid selling shares below net asset value.” with the following:

Shares will be offered at an initial offering price of $9.50 per share. We will seek to avoid interruptions in the continuous offering of our common shares; we may, however, to the extent permitted or required under the rules and regulations of the SEC, supplement the prospectus or file an amendment to the registration statement with the SEC if our net asset value per share: (i) declines more than 10% from the net asset value per share as of the effective date of this registration statement, (ii) increases to an amount that is greater than the net proceeds per share as stated in the prospectus, or (iii) declines below 97.5% of the net proceeds per share as stated in the prospectus. However, there can be no assurance that our continuous offering will not be interrupted during the SEC’s review of any such registration statement amendment and our board of trustees may determine that we may voluntarily suspend selling shares in this offering as opposed to supplementing or amending the registration statement with the SEC.

Additionally, our board of trustees may change the offering price at any time such that the public offering price, net of sales load, is equal to or greater than net asset value per share when we sell shares of common stock.

As a result, your purchase price may be higher than the prior subscription closing price per share, and therefore you may receive a smaller number of shares than if you had subscribed at the prior subscription closing price.

The “Risk Factors” section of the Prospectus is amended by replacing the risk factor entitled “The price that the investor pays for our shares may not reflect the current net asset value of our company at the time of his or her subscription.” with the following:

If our net asset value increases above our net proceeds per share as stated in the prospectus, we will sell our shares at a higher price as necessary to ensure that shares are not sold at a net price, after deduction of upfront selling commissions and dealer manager fees, that is below our net asset value per share. Also we will file a supplement to the prospectus with the SEC, or amend our registration statement, if our net asset value per share: (i) declines more than 10% from the net asset value per share as of the effective date of this registration statement, (ii) increases to an amount that is greater than the net proceeds per share as stated in the prospectus, or (iii) declines below 97.5% of the net proceeds per share as stated in the prospectus. Additionally, our board of trustees may change the offering price at any time such that the public offering price, net of upfront sales load, is equal to or greater than net asset value per share when we sell shares of common stock. Therefore, the net proceeds per share, net of all upfront sales load, from a new investor may be in excess of the then current net asset value per share.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – There were 555,777.88 shares of unregistered securities sold as of March 31, 2016.

Item 3.	Defaults Upon Senior Securities - None

Item 4.	Mine Safety Disclosures – Not applicable

Item 5.	Other Information - None

Item 6.	Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of May 2016.

CORPORATE CAPITAL TRUST II

By:	/s/ Thomas K. Sittema
THOMAS K. SITTEMA
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Steven D. Shackelford
STEVEN D. SHACKELFORD
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed or incorporated as part of this report

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