Form 10-Q
period 2016-06-30
Corporate Capital Trust II
filed 2016-08-12
CIK 1617896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares of common stock of the registrant outstanding as of August 10, 2016 was 2,716,268.

CORPORATE CAPITAL TRUST II

Corporate Capital Trust II

Condensed Statements of Assets and Liabilities

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Investment at fair value:
Non-controlled, non-affiliated investments (amortized cost of $9,277,296 and $0, respectively)	$9,347,082	$—
Cash	10,248,645	202,000
Interest receivable	45,484	—
Principal receivable	8,991	—
Receivable from advisors	397,765	—
Prepaid expenses	135,768	—

Total assets	20,183,735	202,000

Liabilities
Payable for investments purchased	3,873,925	—
Accrued performance-based incentive fees	14,180	—
Accrued trustees’ fees	4,879	—
Accrued distribution and shareholder servicing fees	12,271	—
Accrued professional services	413,821	—
Other accrued expenses and liabilities	162,508	—

Total liabilities	4,481,584	—

Commitments and contingencies (Note 10)
Net Assets	$15,702,151	$202,000

Components of Net Assets
Preferred stock, $0.001 par value per share, 100,000,000 and 1,000,000 shares authorized and unissued at June 30, 2016 and December 31, 2015, respectively.	$—	$—
Common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 1,735,842 and 22,444 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	1,736	22
Paid-in capital in excess of par value	15,717,988	201,978
Distributions in excess of net investment income	(87,359)	—
Accumulated net unrealized appreciation on investments	69,786	—

Net assets	$15,702,151	$202,000

Net asset value per share	$9.05	$9.00

See notes to condensed financial statements.

Corporate Capital Trust II

Condensed Statements of Operations (unaudited)

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Investment income
Interest income	$109,878	$111,371
Fee income	1,147	1,147

Total investment income	111,025	112,518

Professional services	338,608	471,142
Administrative services	112,402	140,608
Trustee fees and expenses	48,485	65,000
Custodian and accounting fees	48,443	64,591
Investment advisory fees	52,990	60,483
Insurance fees	24,307	24,307
Performance-based incentive fees	8,367	14,180
Distribution and shareholder servicing fee	25,441	30,742
Other	14,350	17,874

Total operating expenses	673,393	888,927
Expense support	(639,585)	(844,005)

Net operating expenses	33,808	44,922

Net investment income	77,217	67,596

Net realized and unrealized gains
Net realized gains on investments	368	368
Net change in unrealized appreciation on:
Non-controlled, non-affiliated investments	40,719	69,786

Net realized and unrealized gains	41,087	70,154

Net increase in net assets resulting from operations	$118,304	$137,750

Net investment income per share	$0.09	$0.08

Diluted and basic earnings per share	$0.13	$0.17

Weighted average shares outstanding	894,883	808,786

Dividends declared per share	$0.14	$0.20

Corporate Capital Trust II

Condensed Statement of Changes in Net Assets

Six Months Ended June 30, 2016
(unaudited)
Operations
Net investment income	$67,596
Net realized gains on investments	368
Net change in unrealized appreciation on investments	69,786

Net increase in net assets resulting from operations	137,750

Distributions to shareholders from
Net investment income	(67,596)
Net realized gains	(368)
Distributions in excess of net investment income (see Note 6)	(87,359)

Net decrease in net assets resulting from shareholders’ distributions	(155,323)

Capital share transactions
Issuance of shares of common stock	15,495,678
Reinvestment of shareholders distributions	22,046

Net increase in net assets resulting from capital share transactions	15,517,724

Total increase in net assets	15,500,151
Net assets at beginning of period	202,000

Net assets at end of period	$15,702,151

Capital share activity
Shares issued from subscriptions	1,710,974
Shares issued from reinvestment of distributions	2,424

Net increase in shares outstanding	1,713,398

Distributions in excess of net investment income at end of period	$(87,359)

See notes to condensed financial statements

Corporate Capital Trust II

Condensed Statement of Cash Flows

For the Six Months Ended June 30, 2016
(unaudited)
Operating Activities:
Net increase in net assets resulting from operations	$137,750
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(9,310,439)
Increase in payable for investments purchased	3,873,925
Proceeds from sales of investments	21,368
Proceeds from principal payments	27,215
Net realized gain on investments	(368)
Net change in unrealized appreciation on investments	(69,786)
Amortization of premium/discount—net	(15,072)
Increase in principal receivable	(8,991)
Increase in receivable from advisors	(397,765)
Increase in interest receivable	(45,484)
Increase in prepaid expenses	(135,768)
Increase in accrued professional services	413,821
Increase in accrued performance-based incentive fees	14,180
Increase in accrued distribution and shareholder servicing fees	12,271
Increase in accrued trustees’ fees	4,879
Increase in other accrued expenses and liabilities	162,508

Net cash used in operating activities	(5,315,756)

Financing Activities:
Proceeds from issuance of shares of common stock	15,495,678
Distributions paid	(133,277)

Net cash provided by financing activities	15,362,401

Net increase in cash	10,046,645
Cash, beginning of period	202,000

Cash, end of period	$10,248,645

Supplemental disclosure of cash flow information and non-cash financing activities:
Distributions reinvested	$22,046

See notes to condensed financial statements.

Corporate Capital Trust II

Condensed Schedule of Investments (unaudited)

As of June 30, 2016

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)	Cost (d)	Fair Value
Senior Secured Loans—First Lien—39.2%
ABB CONCISE Optical Group, LLC	(e)(f)	Retailing	L + 500	1.00%	6/1/2023	$516,170	$514,493	$518,751
ABILITY Network, Inc.	(e)(f)	Health Care Equipment & Services	L + 500	1.00%	5/14/2021	203,304	199,441	199,746
Belk, Inc.	(g)	Retailing	L + 475	1.00%	12/12/2022	233,333	203,628	187,396
Commercial Barge Line, Co.	(f)	Transportation	L + 875	1.00%	11/12/2020	481,268	453,629	449,986
CPI International, Inc.	(h)	Capital Goods	L + 325	1.00%	11/17/2017	57,403	55,986	56,542
David’s Bridal, Inc.	(e)(f)	Retailing	L + 400	1.25%	10/11/2019	608,091	559,433	547,282
Distribution International, Inc.	(e)(f)	Retailing	L + 500	1.00%	12/10/2021	204,155	162,392	166,896
Hanson Building Products North America	(f)(i)	Capital Goods	L + 550	1.00%	3/13/2022	174,684	161,332	170,899
Heartland Dental Care, Inc.	(f)	Pharmaceuticals, Biotechnology & Life Sciences	L + 450	1.00%	12/21/2018	263,172	260,280	258,567
Koosharem, LLC	(e)(f)	Commercial & Professional Services	L + 650	1.00%	5/15/2020	504,205	438,088	431,095
MedAssets, Inc.	(f)	Health Care Equipment & Services	L + 550	1.00%	10/19/2022	72,440	71,374	72,214
Netsmart Technologies, Inc.	(f)(i)	Health Care Equipment & Services	L + 475	1.00%	4/19/2023	82,040	81,838	81,937
NewWave Communications, Inc.	(f)	Media	L + 375	1.00%	4/30/2020	75,791	69,890	72,002
RedPrairie Corp.	(f)	Software & Services	L + 500	1.00%	12/21/2018	274,077	252,431	258,573
Riverbed Technology, Inc.	(f)	Technology Hardware & Equipment	L + 400	1.00%	4/24/2022	34,550	34,550	34,591
Savers, Inc.	(e)(f)	Retailing	L + 375	1.25%	7/9/2019	236,796	202,403	208,085
Scientific Games International, Inc.	(f)(i)	Consumer Services	L + 500	1.00%	10/1/2021	238,788	232,590	235,833
Sequa Corp.	(e)(f)	Capital Goods	L + 400	1.25%	6/19/2017	409,822	317,267	323,759
SI Organization, Inc.	(e)(f)	Capital Goods	L + 475	1.00%	11/23/2019	99,690	98,972	99,316
TIBCO Software, Inc.	(e)(h)	Software & Services	L + 550	1.00%	12/4/2020	583,218	535,299	536,196

See notes to condensed financial statements

Corporate Capital Trust II

Condensed Schedule of Investments (unaudited) (continued)

As of June 30, 2016

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)	Cost (d)	Fair Value
TruGreen, LP	(e)(g)	Consumer Services	L + 550	1.00%	4/7/2023	$593,190	$594,474	$596,897
Veritas Software Corp.	(e)(f)	Software & Services	L + 563	1.00%	1/27/2023	581,592	494,353	514,709
Vertafore, Inc.	(e)(f)	Software & Services	L + 375	1.00%	6/16/2023	137,070	136,385	136,771
Total Senior Secured Loans - First Lien							$6,130,528	$6,158,043

Senior Secured Loans—Second Lien—18.6%
Applied Systems, Inc.	(f)	Software & Services	L + 650	1.00%	1/24/2022	$218,057	$204,305	$217,036
CTI Foods Holding Co., LLC	(f)	Food, Beverage & Tobacco	L + 725	1.00%	6/28/2021	222,222	203,173	202,222
Genoa, a QoL Healthcare Co., LLC	(e)(f)	Health Care Equipment & Services	L + 775	1.00%	4/28/2023	546,199	539,325	543,468
Grocery Outlet, Inc.	(f)	Food & Staples Retailing	L + 825	1.00%	10/21/2022	217,391	200,888	208,696
iParadigms Holdings, LLC	(f)	Software & Services	L + 725	1.00%	7/29/2022	204,082	198,378	195,918
Lightower Fiber, LLC	(f)	Telecommunication Services	L + 675	1.25%	4/12/2021	225,000	218,985	222,750
NEP Group, Inc.	(f)	Media	L + 875	1.25%	7/22/2020	215,054	201,524	205,376
NewWave Communications, Inc.	(f)	Media	L + 800	1.00%	10/30/2020	206,718	201,776	198,450
RedPrairie Corp.	(f)	Software & Services	L + 1000	1.25%	12/21/2019	30,060	24,198	25,075
SI Organization, Inc.	(e)(f)	Capital Goods	L + 875	1.00%	5/23/2020	460,504	453,292	457,338
SRS Distribution, Inc.	(h)	Capital Goods	L + 875	1.00%	2/24/2023	444,840	435,947	444,562
Total Senior Secured Loans—Second Lien							$2,881,791	$2,920,891

Total Senior Debt							$9,012,319	$9,078,934

See notes to condensed financial statements

Corporate Capital Trust II

Condensed Schedule of Investments (unaudited) (continued)

As of June 30, 2016

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)	Cost (d)	Fair Value
Subordinated Debt—1.7%
GCI, Inc.	(h)	Telecommunication Services	6.88%		4/15/2025	$265,000	$264,977	$268,148
Total Subordinated Debt							$264,977	$268,148

TOTAL INVESTMENTS(j) — 59.5%							$9,277,296	$9,347,082

OTHER ASSETS IN EXCESS OF LIABILITIES—40.5%								6,355,069

NET ASSETS—100.0%								$15,702,151

(a)	Security may be an obligation of one or more entities affiliated with the named company.
(b)	Non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940, as amended (“1940 Act”), unless otherwise indicated. Non-controlled/non-affiliated investments are investments that are neither controlled investments nor affiliated investments.
(c)	Denominated in U.S. dollars unless otherwise noted.
(d)	Represents amortized cost for debt securities and cost for common stocks translated to U.S. dollars.
(e)	Position or portion thereof unsettled as of June 30, 2016.
(f)	The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at June 30, 2016 was 0.65%. The current base rate for each investment may be different from the reference rate on June 30, 2016.
(g)	The interest rate on these investments is subject to a base rate of 6-Month LIBOR, which at June 30, 2016 was 0.92%. The current base rate for each investment may be different from the reference rate on June 30, 2016.
(h)	The interest rate on these investments is subject to a base rate of 1-Month LIBOR, which at June 30, 2016 was 0.47%. The current base rate for each investment may be different from the reference rate on June 30, 2016.
(i)	The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The Company calculates its compliance with the qualifying assets test on a “look through” basis by disregarding the value of the Company’s total return swaps and treating each loan underlying the total return swaps as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 97.6% of the Company’s total assets represented qualifying assets as of June 30, 2016.
(j)	As of June 30, 2016, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $117,256; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $47,470; the net unrealized appreciation was $69,786; the aggregate cost of securities for Federal income tax purposes was $9,277,296.

Abbreviations:

L = LIBOR - London Interbank Offered Rate, typically 3-Month

See notes to condensed financial statements

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

On September 29, 2014, the Company filed a registration statement on Form N-2 (the “Registration Statement”) with the SEC to register its common stock. The Registration Statement, as amended, provides for the sale on a continuous basis of up to $2.6 billion of shares of common stock (275 million shares at $9.45 per share) (the “Offering”). The Registration Statement was declared effective on October 9, 2015, at which time the Company’s Offering commenced.

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

2. Significant Accounting Policies

Basis of Presentation – The accompanying condensed financial statements of the Company are prepared in accordance with the instructions to Form 10-Q and accounting principles generally accepted in the United States of America (“GAAP”). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC Topic 946” ). The unaudited condensed financial statements reflect all normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the Company’s results for the interim periods presented. The results of operations for interim periods are not indicative of results to be expected for the full year.

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

Valuation of Investments – The Company measures the value of its investments in accordance with ASC Topic 820, Fair Value Measurements and Disclosure (“ASC Topic 820”), issued by the FASB. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC Topic 820, the Company considers its principal market to be the market that has the greatest volume and level of activity.

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

The Company and the board of trustees conduct their fair value determination process on a monthly basis and any other time when a decision regarding the fair value of the portfolio investments is required. A determination of fair value involves subjective judgments and estimates. Due to the inherent uncertainty of determining the fair value of portfolio investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been determined had a readily available market value existed for such investments, and the differences could be material. Further, such investments are generally less liquid than publicly traded securities. If the Company was required to liquidate a portfolio investment that does not have a readily available market value in a forced or liquidation sale, the Company could realize significantly less than the value recorded by the Company.

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

Fee Income –The Company receives fees for commitments, amendments and other services related to portfolio companies. Such fees are recognized as fee income when earned or the services are rendered.

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

Distributions – Weekly distributions are generally declared quarterly by the Company’s board of trustees and recognized as a liability on the applicable record date. Distributions are paid monthly. The Company has adopted a distribution reinvestment plan that provides for reinvestment of distributions on behalf of shareholders. Shareholders who have elected to participate in the distribution reinvestment plan will have their cash distribution automatically reinvested in additional shares of common stock at a price per share equivalent to the then current public offering price, net of up-front selling commissions and dealer manager fees.

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

As of June 30, 2016, the Company’s investment portfolio (the “Investment Portfolio”) consisted of the following:

	As of June 30, 2016
Asset Category	Amortized Cost	Fair Value	Percentage of Investment Portfolio	Percentage of Net Assets
Senior debt
Senior secured loans - first lien	$6,130,528	$6,158,043	65.9%	39.2%
Senior secured loans - second lien	2,881,791	2,920,891	31.2	18.6

Total senior debt	9,012,319	9,078,934	97.1	57.8
Subordinated debt	264,977	268,148	2.9	1.7

Total investments	$9,277,296	$9,347,082	100.0%	59.5%

As of June 30, 2016, none of the Company’s debt investments were on nonaccrual status.

The industry composition of the Company’s investment portfolio as a percentage of total fair value of the Company’s investments as of June 30, 2016 is as follows:

As of June 30,
Industry Composition	2016
Software & Services	20.2%
Retailing	17.4
Capital Goods	16.6
Health Care Equipment & Services	9.6
Consumer Services	8.9
Telecommunication Services	5.3
Media	5.1
Transportation	4.8
Commercial & Professional Services	4.6
Pharmaceuticals, Biotechnology & Life Sciences	2.8
Food & Staples Retailing	2.2
Food Beverage & Tobacco	2.1
Technology Hardware & Equipment	0.4

Total	100.0%

As of June 30, 2016, all of the Company’s investments were located in the United States and denominated in U.S. dollars. Location is determined by the country of domicile of the portfolio company or of the security’s issuer.

4. Fair Value of Financial Instruments

The Company’s investments were categorized in the fair value hierarchy described in Note 2. “Significant Accounting Policies”, as follows as of June 30, 2016:

	June 30, 2016
Description	Level 1	Level 2	Level 3	Total
Senior debt	$—	$9,078,934	$—	$9,078,934
Subordinated debt	—	268,148	—	268,148

Total investments	$—	$9,347,082	$—	$9,347,082

There were no transfers between Level 1 and Level 2 during the six month period ended June 30, 2016. The carrying value of cash is classified as Level 1 with respect to the fair value hierarchy. At June 30, 2016, other than the unfunded commitment valued at zero (further discussed in Note 10), the Company had not funded any investment positions classified as Level 3. No securities were transferred into or out of the Level 3 hierarchy during the six month period ended June 30, 2016. All realized and unrealized gains and losses are included in earnings and are reported as separate line items within the Company’s condensed statement of operations.

5. Related Party Transactions

As of June 30, 2016 and December 31, 2015, the Advisors owned 32.0% and 100%, respectively of the Company’s outstanding shares. CNL is an affiliate of CNL Financial Group, Inc. (“CFG”). All of the Company’s executive officers also serve as executive officers of either KKR or CNL and other CFG affiliates.

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

A subordinated incentive fee on income is payable to the Advisors each calendar quarter if the Company’s pre-incentive fee net investment fee income (as defined in the Investment Advisory Agreement and approved by the Company’s board of trustees) exceeds the 1.75% quarterly preference return to the Company’s shareholders (the ratio of pre-incentive fee net investment income divided by average adjusted capital). The Company did not incur any subordinated incentive fee on income during the six months ended June 30, 2016.

The annual incentive fees on capital gains recorded for GAAP purposes are equal to (i) 20% of our realized and unrealized capital gains on a cumulative basis since inception, net of all realized capital losses and unrealized depreciation on a cumulative basis from inception, less (ii) the aggregate amount of any previously paid incentive fees on capital gains. For financial reporting purposes, in accordance with GAAP, the Company includes unrealized appreciation on the Investment Portfolio in the calculation of incentive fees on capital gains; however, such amounts are not payable by the Company unless and until the net unrealized appreciation is actually realized. The actual amount of incentive fees on capital gains that are due and payable to the Advisors is determined at the end of the calendar year. The Company accrued $14,180 for incentive fees on capital gains as of June 30, 2016.

Under the terms of the Investment Advisory Agreement, CNL (and indirectly KKR) is entitled to receive up to 1.5% of gross offering proceeds as reimbursement for organization and offering expenses incurred by the Advisors on behalf of the Company. CFG and its affiliates have incurred organization and offering costs of approximately $3.2 million as of June 30, 2016. The Advisors have waived the reimbursement of organization and offering expenses in connection with the Company’s gross capital raise from the Offering from March 1, 2016 (the period beginning at the time the Company satisfied the minimum offering requirement) through September 30, 2016 (the “O&O Reimbursement Waiver”). Had the O&O Reimbursement Waiver not been in effect as of June 30, 2016, the Company would have been required to reimburse the Advisors approximately $0.17 million. The O&O Reimbursement Waiver does not reduce the amount of organization and offering expenses incurred by the Advisors that are eligible for reimbursement in future periods. After the O&O Reimbursement Waiver period ends, subsequent gross capital raised by the Company will be subject to the maximum organization and offering cost reimbursement of 1.5%.

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

The Company is a party to an administrative services agreement with CNL, under which CNL performs, or oversees the performance of, various administrative services on behalf of the Company. The Company reimburses CNL for administrative expenses it incurs in performing its obligations.

The Company is a party to an Expense Support and Conditional Reimbursement Agreement, as amended (the “Expense Support Agreement”) with the Advisors pursuant to which the Advisors jointly and severally agree to pay to the Company some or all operating expenses (an “Expense Support Payment”) for each month during the Expense Support Payment Period (as defined below) in which the Company’s board of trustees declares a distribution to its shareholders. The “Expense Support Payment Period” commenced on March 1, 2016 and ends on September 30, 2016. The Advisors are entitled to be reimbursed promptly by the Company (a “Reimbursement Payment”) for Expense Support Payments made with respect to any class of common stock, subject to the limitation that no Reimbursement Payment may be made by the Company to the extent that it would cause the Company’s other operating expenses (as defined in the Expense Support Agreement) for such class of common stock to exceed the lesser of (A) 1.75% of average net assets attributable to shares of such class of common stock and (B) the percentage of our average net assets attributable to shares of such class of common stock represented by other operating expenses (as defined in the Expense Support Agreement) during the fiscal year in which such expense support payment from the Advisors was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from the Advisors made during the same fiscal year). Notwithstanding anything to the contrary in the Expense Support Agreement, no Reimbursement Payment shall be made with respect to any class of common stock if the effective rate of distributions per share on such class of common stock declared by the Company at the time of such Reimbursement Payment is less than the effective rate of distributions per share on such class of common stock at the time the Expense Support Payment was made to which such Reimbursement Payment relates. For this purpose, “effective rate of distributions per share” means actual declared distribution rate per share exclusive of return of capital, if any. The Company’s obligation to reimburse each Expense Support Payment will terminate three years from the end of the fiscal year in which such Expense Support Payment is made. Management believes that Reimbursement Payments are not probable as of June 30, 2016.

As of June 30, 2016, the amount of Expense Support Payment obligation paid or payable by the Advisors is $844,005, representing all of the Company’s operating expenses, excluding distribution and shareholder servicing fees and performance based incentive fees, incurred between March 1, 2016 (commencement of operations) and June 30, 2016.

Related party fees and expenses incurred on behalf of the Company during the three and six months ended June 30, 2016 are summarized below:

Related Party	Source Agreement & Description	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
CNL Securities Corp.	Managing Dealer Agreement: Up-front selling commissions and dealer manager fees	$519,906	$523,706
	Distribution and shareholder servicing fees	25,441	30,742
CNL and KKR	Investment Advisory Agreement: Base management fees (investment advisory fees)	52,990	60,483
	Incentive fee on capital gains (1)	—	—
CNL	Administrative Services Agreement: Administrative and compliance services	73,311	88,796

(1)	Incentive fees on capital gains are included in performance-based incentive fees in the condensed statement of operations. The following table provides additional details for the incentive fee on capital gains for the three and six months ended June 30, 2016:

Incentive fee on Capital Gains	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Accrued incentive fee as of beginning of period,	$5,813	$—
Incentive fee on capital gains during the three and six months ended June 30,	8,367	14,180
Less: Incentive fee on capital gains paid to the Advisors during the three and six months ended June 30,	—	—

Accrued incentive fee as of June 30,	14,180	14,180
Less: Accrued incentive fee on capital gains attributable to unrealized gains as of June 30,	(14,180)	(14,180)

Incentive fee on capital gains earned by and payable to the advisors as of June 30,	$—	$—

Indemnification The Investment Advisory Agreement and the Sub-Advisory Agreement provide certain indemnification to the Advisors, their directors, officers, persons associated with the Advisors, and their affiliates. The managing dealer agreement contains certain indemnification provisions in favor of the managing dealer and each participating broker and their respective officers, directors, partners, employees, associated persons, agents and control persons. In addition, the Company’s declaration of trust contains certain indemnifications to the Company’s officers, trustees, agents, and certain other persons. As of June 30, 2016, management believed that the risk of incurring any losses for such indemnification was remote.

6. Distributions

On February 29, 2016, the Company’s board of trustees declared distributions of $0.010904 per share for 18 weekly record dates beginning on March 1, 2016 through and including June 28, 2016. Distributions were paid on March 30, April 27, June 1 and June 29, 2016. The Advisors received distributions of $109,084 from the Company for the six months ended June 30, 2016.

The total and the sources of declared distributions on GAAP basis for the six months ended June 30, 2016 are presented in the tables below.

	Six Months Ended June 30,
	2016
	Per Share		Amount	Allocation
Total Declared Distributions	$0.20		$155,323	100.0%
From net investment income	0.09		67,596	43.5
From net realized gains	0.00	(1)	368	0.2
Distributions in excess of net investment income	0.11		87,359	56.3

(1)	Rounds to less than $0.005.

Sources of distributions, other than net investment income and realized gains on a GAAP basis, include required adjustments to GAAP net investment income in the current period to determine taxable income available for distributions. The following table summarizes the primary sources of differences between GAAP net increase in net assets from operations and estimated taxable income available for distributions for the six months ended June 30, 2016.

Six Months Ended June 30,	2016(1)
Net increase in net assets from operations	$137,750
Net change in unrealized appreciation on investments	(69,786)
Distribution and shareholder servicing fees	30,742
Performance-based incentive fees	14,180

Estimated taxable income available for distributions	$112,886

(1)	The above table does not represent all adjustments to calculate taxable income available for distributions.

For the six months ended June 30, 2016, the tax-related sources of distributions of $112,886 are less than shareholder distributions of $155,323. A final determination of taxable income, taxable income available for distributions and the tax classifications of the full calendar year paid distributions, is made annually at the end of the year.

On June 29, 2016, the Company’s board of trustees declared distributions of $0.010904 per share for thirteen record dates beginning on July 5, 2016 through September 27, 2016.

7. Fee Income

Fee income, which is nonrecurring, consisted of the following:

Fee Income	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Amendment fees	$1,147	$1,147

8. Share Transactions

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

On February 12, 2016, the Company amended and restated its Declaration of Trust, increasing the number of authorized shares of Preferred Stock from 1,000,000 shares to 100,000,000 shares.

The following table summarizes the total shares issued and proceeds received in connection with the Company’s Offering for the six months ended June 30, 2016.

	Six Months Ended June 30, 2016(1)
	Shares	Amount
Gross proceeds from offering	1,710,974	$16,019,384
Up-front selling commissions and dealer manager fees	—	(523,706)

Net proceeds to company	1,710,974	15,495,678
Reinvestment of distributions	2,424	22,046

Net proceeds from offering	1,713,398	$15,517,724

Average net proceeds per share	$9.06

(1)	Commenced operations on March 1, 2016.

As of June 30, 2016, the Company has sold or issued 1,735,842 shares of common stock through the Offering, including reinvestment of distributions, for total gross proceeds of $16,243,430.

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

On May 27, 2016, our board of trustees increased the public offering price of our continuous public offering of common stock from $9.50 per share to $9.55 per share. This increase in our public offering price was effective as of June 1, 2016. As a result of the increase in our public offering price per share, our maximum sales load per share and the net proceeds per share correspondingly increased from $0.452 to $0.454 and from $9.05 to $9.10, respectively.

9. Financial Highlights

The following is a schedule of financial highlights for one share of common stock during the period from March 1, 2016 (commencement of operations) through June 30, 2016.

For the period ended June 30, 2016(1)
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Period	$9.00

Net investment loss, before expense support (2)	(0.96)
Expense support (2)	1.04

Net investment income(2)	0.08
Net realized and unrealized gains (2)(3)	0.15

Net increase resulting from investment operations	0.23
Distributions from net investment income (4)	(0.09)
Distributions from net realized gains (4)	—
Distributions in excess of net investment income(4)(5)	(0.11)

Net decrease resulting from distributions to common shareholders	(0.20)

Issuance of common stock above net asset value (6)	0.02

Net increase resulting from capital share transactions	0.02

Net Asset Value, End of Period	$9.05

For the period ended June 30, 2016(1)
OPERATING PERFORMANCE PER SHARE
Total investment return net price(7)	2.75%
Total investment return net asset value(8)	2.75%
RATIOS/SUPPLEMENTAL DATA (all amounts in thousands except ratios)
Net assets, end of period	$15,702
Average net assets(9)	$7,308
Shares outstanding, end of period	1,736
Weighted average shares outstanding	809
Ratios to Average Net Assets:(9)
Total operating expenses before expense support	12.16%
Total operating expenses after expense support	0.61%
Net investment income	0.92%
Total investment income	1.54%
Portfolio turnover rate	1%

(1)	Commenced operations on March 1, 2016
(2)	The per share data was derived by using the weighted average shares outstanding during the period.
(3)	The amount shown at this caption is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses in portfolio securities for the period because of the timing of sales of the Company’s shares in relation to fluctuating market values for the portfolio.
(4)	The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the entire period; distributions per share are rounded to the nearest $0.01.
(5)	See Note 6 for further information on the source of distributions from other than net investment income and realized gains
(6)	The continuous issuance of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date times (B) the differences between the net proceeds per share and the net asset value per share on each share transaction date, divided by (ii) the total shares outstanding at the end of the period.
(7)	Total investment return-net price is a measure of total return for shareholders who purchased the Company’s common stock at the beginning of the period, including distributions declared during the period. Total investment return-net price is based on (i) the purchase of one share at the public offering price, net of sales load, on the first day of the period, (ii) the sale at the net asset value per share on the last day of the period, of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) distributions payable relating to one share, if any, on the last day of the period. The total investment return-net price calculation assumes that (i) monthly cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan are issued at the then current public offering price, net of sales load, on each monthly distribution payment date. Since there is no public market for the Company’s shares, the terminal sales price per share is assumed to be equal to the net asset value per share on the last day of the period presented. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s shares of common stock.
(8)	Total investment return-net asset value is a measure of the change in total value for shareholders who held the Company’s common stock at the beginning and end of the period, including distributions declared during the period. Total investment return-net asset value is based on (i) net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period, of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) distributions payable relating to one share, if any, on the last day of the period. The total investment return-net asset value calculation assumes that (i) monthly cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan are issued at the then current public offering price, net of sales load, on each monthly distribution payment date. Since there is no public market for the Company’s shares, terminal market value per share is assumed to be equal to net asset value per share on the last day of the period presented. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s shares of common stock.
(9)	The computation of average net assets during the period is based on the daily value of net assets. Ratios are not annualized.

10. Commitment & Contingences

Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s condensed consolidated statements of assets and liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of June 30, 2016, the Company’s unfunded commitments consisted of the following:

Category / Company (1)
Unfunded bridge loans:
Cloud Crane, LLC	$409,950

Total Unfunded Commitments	$409,950

(1)	May be commitments to one or more entities affiliated with the named company.

At June 30, 2016, the Company’s unfunded debt commitments have a fair value of $0. The unfunded commitment expired on July 15, 2016.

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company had no such guarantees outstanding at either June 30, 2016 or December 31, 2015.

11. Subsequent Events

During the period from July 1, 2016 through August 10, 2016, the Company received additional net proceeds of approximately $8.9 million from its Offering, including amounts through its distribution reinvestment plan.

On July 26, 2016, our board of trustees increased the public offering price of our continuous public offering of common stock from $9.55 per share to $9.60 per share. This increase in our public offering price is effective as of July 27, 2016. As a result of the increase in our public offering price per share, our maximum sales load per share and the net proceeds per share will correspondingly increase from $0.454 to $0.456 and from $9.10 to $9.14, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based on the unaudited condensed financial statements as of June 30, 2016 and December 31, 2015, and for the three and six months ended June 30, 2016. Amounts as of December 31, 2015 included in the unaudited condensed financial statements have been derived from the audited financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed financial statements and the notes thereto, as well as, the audited financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the period ended December 31, 2015. Capitalized terms used in this Item 2 have the same meaning as in the accompanying unaudited condensed financial statements in Item 1 unless otherwise defined herein.

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

Overview

We are a non-diversified closed-end management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940. Formed as a Delaware statutory trust on August 12, 2014, we are externally managed by CNL Fund Advisors II, LLC (“CNL”) and KKR Credit Advisors (US) LLC (“KKR”) collectively, the “Advisors”, which are collectively responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments, determining the securities and other assets that we will purchase, retain or sell and monitoring our portfolio on an ongoing basis. Both of our Advisors are registered as investment advisers with the SEC. We have filed for exemptive relief from the SEC to allow us to co-invest with certain affiliates of our Advisors. We have also applied for exemptive relief from the SEC to offer multiple share classes.

Investment Objective and Investments

On March 1, 2016 we raised the minimum offering requirement via share purchases from the Advisors, commenced investment operations and began executing our strategy of investing in the debt of privately owned and thinly traded U.S. companies. These investments were sourced, underwritten and monitored by our Advisors. As of June 30, 2016, our investment portfolio consisted of investments in 32 portfolio companies, and had a total fair value of $9,347,082.

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

Revenues

We generate revenue primarily in the form of interest on the debt securities of portfolio companies that we acquire and hold for investment purposes. We expect that our investments in debt securities will generally have an expected maturity of three to ten years, although we have no lower or upper constraint on maturity, and we expect to earn interest at a fixed or floating rate. Interest on our debt securities is generally payable to us quarterly or semi-annually. In some cases, the debt investments may partially defer cash interest payments with payment-in-kind provisions. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. In addition, we may generate revenue in the form of prepayment fees, amendment fees, commitment fees, origination fees, and fees for providing significant managerial assistance.

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

Financial and Operating Highlights

The following table presents financial and operating highlights as of June 30, 2016, and for the six months ended June 30, 2016:

June 30,
As of	2016
Total assets	$20,183,735
Adjusted total assets (Total assets, net of payable for investments purchased)	$16,309,810
Investments in portfolio companies	$9,347,082
Net assets	$15,702,151
Net asset value per share	$9.05

Activity for the Six Months Ended June 30,	2016
Average net assets	$7,308,197
Purchases of investments	$9,310,439
Sales, principal payments and other exits	$48,583
Net investment income	$67,596
Net realized gains on investments	$368
Net change in unrealized appreciation on investments	$69,786
Net increase in net assets resulting from operations	$137,750
Total distributions declared	$155,323
Net investment income before unearned incentive fees per share	$0.10
Net investment income per share	$0.08
Earnings per share	$0.17
Distributions declared per share outstanding for the entire period	$0.20

Summary of Common Stock Offering for the Six Months Ended June 30,	2016
Gross proceeds, excluding reinvestment of distributions	$16,019,384
Net proceeds to Company, excluding reinvestment of distributions	$15,495,678
Reinvestment of distributions	$22,046
Average net proceeds per share	$9.06
Shares issued in connection with Offering, excluding reinvestment of distributions	1,710,974
Shares issued in connection with reinvestment of distributions	2,424

Business Environment

During the six months ended June 30, 2016, markets continued to be influenced by geopolitical concerns, the increased regulation of financial institutions, as well as sector specific dislocations, including commodities and energy. The credit markets have experienced a rally in recent months, but significant inflows and outflows in open end credit mutual funds and exchange traded funds have become commonplace. These factors, along with thin liquidity, have placed pressure on valuations, slowed market activity, and contributed to an increase in volatility which can be more acute when influenced by specific events such as the exit of the United Kingdom from the European Union.

Given this volatile backdrop we’ve experienced, we continue to believe that our closed-end structure and long term fundamental approach positions us well. We believe three items continue to support our underlying investment thesis. First, leveraged lending guidelines result in corporate and financial acquirers looking beyond traditional financial intermediaries to support their deals. Second, there is less capital available for small-to-medium-sized businesses, as banks reduce their footprints amidst shrinking net interest margins and heightened regulation. Finally, we believe the current environment offers attractive risk adjusted terms.

We believe that transactions with both U.S. and foreign middle market companies will outperform low-yielding government bonds and high grade credit over the long-term. Furthermore, we believe future lending opportunities will expand given financial regulation stemming from the 2009 credit crisis that is resulting in commercial banks reducing lending levels to middle market companies. We maintain a high degree of caution and believe that our continued focus on the fundamentals and our rigorous due diligence procedures best positions the portfolio to protect principal and generate attractive risk-adjusted returns.

Portfolio and Investment Activity

Portfolio Investment Activity for the three and six months ended June 30, 2016

The following table summarizes our investment activity as of June 30, 2016 and for the three and six months ended June 30, 2016:

Investment Portfolio
Total fair value	$9,347,082
No. portfolio companies	32
No. debt investments	35
Weighted average annual yield of debt investments (1)	10.0%

(1)	The weighted average annual yield for our debt investments is computed as (i) the sum of (a) the annual interest rate of each accruing debt investment multiplied by its par amount as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of accruing each debt investment, if any; divided by (ii) the total amortized cost of all accruing debt investments included in the calculated group as of the end of the applicable reporting period.

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Purchases of investments:
Senior secured loans – first lien	$4,117,076	$6,149,310
Senior secured loans – second lien	1,347,853	2,896,154
Subordinated debt	—	264,975

Total	$5,464,929	$9,310,439

Portfolio Company Additions	12	33
Portfolio Company Exits	1	1
Debt Investment Additions	14	37
Debt Investment Exits	2	2

The changes in the fair value of our Investment Portfolio are directly related to (i) the changes in their cost basis as a result of incremental purchases and (ii) the changes in fair value for assets held at the beginning and end of the period. The net change in unrealized appreciation for the six months ended June 30, 2016 was $69,786. See “Results of Operations – Net Change in Unrealized Appreciation or Depreciation” below for further details relating to the changes.

	June 30, 2016
Asset Category	Amortized Cost	Fair Value
Senior debt
Senior secured loans - first lien	$6,130,528	$6,158,043
Senior secured loans - second lien	2,881,791	2,920,891

Total senior debt	9,012,319	9,078,934
Subordinated debt	264,977	268,148

Total	$9,277,296	$9,347,082

The weighted average yield on debt investments at amortized cost and fair value held in our Investment Portfolio as of June 30, 2016 were as follows:

Asset Category	Investment Portfolio at Amortized Cost
Senior debt (1)
Senior secured loans - first lien	10.1%
Senior secured loans - second lien	10.1%
Subordinated debt(1)	6.9%

(1)	The weighted average yield on debt investments is based on amortized cost as of the end of the applicable period. The weighted average yield for our debt investments is computed as, (i) the sum of (a) the annual interest rate of each accruing debt investment multiplied by its par amount as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing debt investment, if any; divided by (ii) the total amortized cost of all accruing debt investments included in the calculated group as of the end of the applicable reporting period.

The following table presents a summary of interest rate and maturity statistics for the debt investments, based on par value, in our Investment Portfolio as of June 30, 2016:

Floating interest rate debt investments:	June 30, 2016
Percent of debt portfolio	97.3%
Percent of floating rate debt investments with interest rate floors	100.0%
Weighted average interest rate floor	1.0%
Weighted average coupon spread to base rate	609 bps
Weighted average years to maturity	4.9

Fixed interest rate debt investments:
Percent of debt portfolio	2.7%
Weighted average coupon rate	6.88%
Weighted average years to maturity	8.8

All of our floating interest rate debt investments have base rate reset frequencies of less than twelve months with the majority resetting at least quarterly. The three-month LIBOR, the most prevalent index employed among our floating interest rate debt investments, ranged between 0.61% and 0.69%, during the six months ended June 30, 2016. Base rate resets for floating interest rate investments will only result in interest income increases when the reset base interest rate exceeds the associated interest rate floor.

Our weighted forward looking annual yield on debt investments was 10.0% as of June 30, 2016. Total investment return -net price and total investment return-net asset value were 2.75% and 2.75%, respectively, for the six months ended June 30, 2016. See Note 9 “Financial Highlights” in our unaudited condensed financial statements.

The following table shows the credit ratings of the investments in our Investment Portfolio, based upon the rating scale of Standard & Poor’s Ratings Services, as of June 30, 2016:

	June 30, 2016
Standard & Poor’s rating	Fair Value	Percentage of Portfolio
BB-	$503,981	5.4%
B+	1,065,029	11.4
B	2,293,624	24.5
B-	2,643,624	28.3
CCC+	2,411,135	25.8
CCC	404,614	4.3
CCC-	25,075	0.3

Total	$9,347,082	100.0%

The following table presents a summary of our Investment Portfolio arranged by industry classifications of the portfolio companies as of June 30, 2016:

	June 30, 2016
Industry Classification	Fair Value	Percentage of Portfolio
Software & Services	$1,884,278	20.2%
Retailing	1,628,410	17.4
Capital Goods	1,552,416	16.6
Health Care Equipment & Services	897,365	9.6
Consumer Services	832,730	8.9
Telecommunication Services	490,898	5.3
Media	475,828	5.1
Transportation	449,986	4.8
Commercial & Professional Services	431,095	4.6
Pharmaceuticals, Biotechnology & Life Services	258,567	2.8
Food & Staples Retailing	208,696	2.2
Food, Beverage & Tobacco	202,222	2.1
Technology Hardware & Equipment	34,591	0.4

Total	$9,347,082	100.0%

All portfolio companies held at June 30, 2016 were deemed to be U.S. companies (country of domicile or the jurisdiction of the security’s issuer).

Capital Resources and Liquidity

Sources and Uses of Capital

Our capital resources and liquidity are primarily derived from equity capital proceeds from our Offering and expense support payments received from our Advisors. Our primary uses of funds include (i) investments in debt of portfolio companies, (ii) distributions to our shareholders, (iii) advisory fees and (iv) operating expenses. We expect to use proceeds from the turnover of our Investment Portfolio and equity capital proceeds from our Offering to finance our investment activities.

Liquidity

As of June 30, 2016, we had the following sources of immediate liquidity available to us:

Amount
Cash	$10,248,645
Less: Payables for investments purchased	(3,873,925)

Total	$6,374,720

In addition to the source of liquidity listed above, we continue to raise capital through our Offering. As of June 30, 2016, we had approximately 273 million additional shares of common stock available for sale through the Offering.

Commitments and Contingencies

See Note 10 “Commitments and Contingencies” in our unaudited condensed financial statements for information on our commitments and contingencies as of June 30, 2016.

Distributions to Shareholders

We pay monthly distributions to our shareholders in the form of cash. Shareholders may elect to reinvest their distributions as additional shares of our common stock under our distribution reinvestment plan. Dividends are taxable to our shareholders even if they are reinvested in additional shares of our common stock. The following table reflects the cash distributions per share and the total amount of distributions that we have declared on our common stock during the six months ended June 30, 2016:

Quarter Ended:	Per Share	Amount
March 31, 2016 (5 record dates)	$0.054520	$30,301
June 30, 2016 (13 record dates)	0.141752	125,022

Total	$0.196272	$155,323

Approximately 14% of the distributions declared during the six months ended June 30, 2016 were reinvested in shares of our common stock by participants in our dividend reinvestment program and the reinvested distributions represents an additional source of capital to us. See Note 6 “Distributions” in our unaudited condensed financial statements for additional disclosures on distributions.

We do not expect to use equity capital or borrowed funds to pay distributions to shareholders. We do not expect any portion of our distributions paid in 2016 to be treated as a return of capital for tax purposes. We disclose the sources of funds used to pay distributions to our shareholders in periodic reports that accompany (i) quarterly account statements and (ii) monthly distribution checks that are prepared and sent directly by our transfer agent to our shareholders. See Note 6 “Distributions” in our unaudited condensed financial statements for a discussion of the sources of funds used to pay distributions on a GAAP basis for the periods presented.

Results of Operations

As of June 30, 2016, the fair value of our Investment Portfolio totaled $9.35 million. Our investments at June 30, 2016 consisted solely of debt investments. See the section entitled “Portfolio and Investment Activity” above for a discussion of the general terms and characteristics of our investments, and for information regarding investment activities during the six months ended June 30, 2016.

The following is a summary of our operating results for the three and six months ended June 30, 2016:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Total investment income	$111,025	$112,518
Operating expenses, net of expense support	33,808	44,922

Net investment income	77,217	67,596
Net realized gains on investments	368	368
Net change in unrealized appreciation	40,719	69,786

Net increase in net assets resulting from operations	$118,304	$137,750

Investment income

Investment income consisted of the following for the three and six month period ended June 30, 2016:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Interest income	$109,878	$111,371
Fee income	1,147	1,147

Total investment income	$111,025	$112,518

As of June 30, 2016, our weighted average annual yield on our accruing debt investments was 10.0% based on amortized cost, as defined above in “Portfolio and Investment Activity.” As of June 30, 2016, approximately 97.3% of our debt investments had floating rate interest; therefore, changes in interest rates could have a material impact on our interest income in the future. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk” for further information on the impact interest rate changes could have on our results of operations.

Our fee income consists of transaction-based fees and is nonrecurring. See Note 7. “Fee Income” in Item 1.“Financial Statements” for additional information on fee income.

We commenced investment operations on March 1, 2016. Incremental amounts of investment capital were deployed in the acquisition of portfolio investments throughout the six months ended June 30, 2016 as we received net proceeds from our Offering on a weekly basis. However, we believe that our interest income and total investment income is not representative of either our stabilized performance or our future performance. We expect an increase in interest income in future periods due to (i) an increasing proportion of investments held for the entire period relative to incremental investment activity during each quarter, and (ii) an increasing base of investments that we expect to result from the expected increase in capital available for investment as related to our Offering.

Operating expenses

Our operating expenses for the three and six month period ended June 30, 2016 were as follows:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Professional services	$338,608	$471,142
Administrative services	112,402	140,608
Trustee fees and expenses	48,485	65,000
Custodian and accounting fees	48,443	64,591
Investment advisory fees	52,990	60,483
Performance-based incentive fees	8,367	14,180
Distribution and shareholder servicing fees	25,441	30,742
Insurance fees	24,307	24,307
Other	14,350	17,874

Total operating expenses	673,393	888,927
Expense support	(639,585)	(844,005)

Net operating expenses	$33,808	$44,922

All operating expenses except for performance- based incentive fees and distribution and shareholder servicing fees since inception were offset by the Advisors’ expense support payments. We consider the following expense categories to be relatively fixed in the near term: administrative services, trustee fees and expenses and custodian and accounting fees. Variable operating expenses include professional services, investment advisory fees, performance–based incentive fees, distribution and shareholder servicing fees, and a component of other operating expenses related to transfer agency services and shareholder services. We expect these variable operating expenses to increase either in connection with the growth in the asset base (investment advisory fees, performance-based incentive fees, and interest expense), the number of shareholders and open accounts (transfer agency services and shareholder services, distribution and shareholder servicing fees) and the complexity of our investment processes and capital structure (professional services).

Investment advisory fees and performance-based incentive fees

Our investment advisory fees are calculated at an annual rate of 2% of our average gross assets.

Our Advisors are also eligible to receive incentive fees based on our performance. Our performance-based incentive fees, which are comprised of two parts, consisted of the following for the three and six month period ended June 30, 2016:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Incentive fee on capital gains	$8,367	$14,180

Total performance-based incentive fees	$8,367	$14,180

A subordinated incentive fee on income is payable to our Advisors each calendar quarter if our pre-incentive fee net investment fee income (as defined in the Investment Advisory Agreement and approved by our board of trustees) exceeds the 1.75% quarterly preference return to our shareholders (the ratio of pre-incentive fee net investment income divided by average adjusted capital). We did not incur any subordinated incentive fee on income during the six months ended June 30, 2016.

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

Net realized gains

For the three and six month period ended June 30, 2016, the Company had proceeds from sales of investments of $21,368 and recognized $368 in realized gains from the sale of investments.

Net change in unrealized appreciation or depreciation

For the three and six month period ended June 30, 2016, net unrealized appreciation and depreciation on investments consisted of the following:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Net change in unrealized appreciation (depreciation) on investments:
Unrealized appreciation	$73,706	$117,256
Unrealized depreciation	(32,987)	(47,470)

Total net unrealized appreciation	$40,719	$69,786

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

Adjusted net investment income

Our net investment income totaled $77,217 ($0.09 per share) and $67,596 (0.08 per share) for the three and six months ended June 30, 2016, respectively. As described above in “Investment advisory fees and performance-based incentive fees,” we accrue estimated performance-based incentive fees with respect to any net realized and unrealized appreciation in our Investment Portfolio. The performance-based incentive fees are treated as an operating expense and therefore are a deduction in calculating our net investment income on a GAAP basis. However, our net realized and unrealized appreciation on our Investment Portfolio that partly determines these fees are not included in net investment income. Therefore, in order to evaluate our net investment income without regard to realized and unrealized appreciation in our Investment Portfolio, including the impact of related accrued performance-based fees, we have developed a supplemental, non-GAAP measure, which we refer to as “adjusted net investment income,” which presents net investment income before the effects of unearned performance-based incentive fees. Adjusted net investment income is also impacted by the expense support payments and reimbursements.

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

The following table presents a reconciliation of our net investment income to adjusted net investment income for the three and six month period ended June 30, 2016.

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Net investment income (GAAP)	$77,217	$67,596
Deduct: Expense Support	(639,585)	(844,005)
Add: Estimated unearned performance-based incentive fees	8,367	14,180

Adjusted net investment loss (non-GAAP)	$(554,001)	$(762,229)

Net investment income per share (GAAP)	$0.09	$0.08

Adjusted net investment loss per share (non-GAAP)	$(0.62)	$(0.94)

Net Assets, Net Asset Value per Share and Annual Investment Return

Net assets increased $15.50 million during the six months ended June 30, 2016. The most significant increase in net assets during the six months ended June 30, 2016 was attributable to capital transactions including the issuance of shares of common stock of $15.52 million. Our operations resulted in net assets increasing $0.14 million during the six months ended June 30, 2016. Our overall increase in net assets was offset by distributions to shareholders in the amount of $0.16 million during the six months ended June 30, 2016.

Our net asset value per share was $9.05 on June 30, 2016. After considering (i) the overall changes in net asset value per share, (ii) distributions paid of approximately $0.20 per share during the six months ended June 30, 2016, and (iii) the assumed reinvestment of those distributions at 95.25% of the prevailing offering price per share, the total investment return was 2.75% (not annualized) for shareholders who held our shares over the entire March 1, 2016 through June 30, 2016 period.

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

We and our board of trustees conduct our fair value determination process on a monthly basis and any other time when a decision regarding the fair value of our portfolio investments is required. A determination of fair value involves subjective judgments and estimates. Due to the inherent uncertainty of determining the fair value of portfolio investments that do not have a readily available market value, the fair value of the our portfolio investments may differ significantly from the values that would have been determined had a readily available market value existed for such investments, and the differences could be material. Further, such investments are generally less liquid than publicly traded securities. If we were required to liquidate a portfolio investment that does not have a readily available market value in a forced or liquidation sale, we could realize significantly less than the fair value recorded by us.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2016.

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

As of June 30, 2016, we had accrued an incentive fee on capital gains of $14,180. See Note 5 “Related Party Transactions” in our financial statements for expanded discussion of the Investment Advisory Agreement and Sub-Advisory Agreement.

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

Unfunded Commitments

Unfunded commitments to provide funds to portfolio companies are not recorded on our consolidated statements of assets and liabilities. Because these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2016, our unfunded investment commitments totaled $0.41 million. We estimate that we have sufficient liquidity to fund such unfunded loan commitments should the need arise. The unfunded commitment expired in July, 2016.

Related Party Transactions

We have entered into agreements with our Advisors and certain of their affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisors and their affiliates for investment and advisory services, selling commissions and dealer manager fees in connection with our Offering, and reimbursement of offering and administrative and operating fees and costs. See Note 5 “Related Party Transactions” in our unaudited condensed financial statements and Part III—Item 13. “Certain Relationships and Related Transactions, and Trustee Independence” in our Form 10-K for the period ended December 31, 2015 for a discussion of the various related party transactions, agreements and fees.

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

As of June 30, 2016, approximately 97.3% of our portfolio of debt investments, or approximately $9.7 million measured at par value, featured floating or variable interest rates. The variable interest rate debt investments usually provide for interest payments based on three-month LIBOR (the base rate) and typically have durations of three months after which the base rates are reset to then prevailing three-month LIBOR. As of June 30, 2016, 100% of our portfolio of variable interest rate debt investments, or approximately $9.7 million measured at par value, featured minimum base rates, or base rate floors, and the weighted average base rate floor for such investments was 1.0%. Variable interest rate investments that feature a base rate floor generally reset to the then prevailing three-month LIBOR only if the reset base rate exceeds the base rate floor on the applicable interest rate reset date, in which cases we may benefit through an increase in interest income from such interest rate adjustments.

Approximately 2.7% of our debt investment portfolio was invested in fixed interest rate, high yield corporate debt investments as of June 30, 2016. Rising market interest rates will most likely lead to fair value declines for high yield corporate bonds and a decline in the net asset value of our common stock, while declining market interest rates will most likely lead to an increase in bond values.

As of June 30, 2016, 100% of our debt investments had prices that are generally available from third party pricing services. We consider these debt investments to be liquid since these types of assets are generally broadly syndicated and owned by a wide group of institutional investors, business development companies, mutual funds and other investment funds. Additionally, this group of assets is susceptible to revaluation, or changes in bid-ask values, in response to sudden changes in expected rates of return associated with these investments.

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

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter, there was no change in our internal controls over financial reporting (as defined under Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings – None

Item 1A. Risk Factors – There have been no material changes to the risk factors previously disclosed in response to Item 1A. to Part I. of our Annual Report on Form 10-K for the fiscal period ended December 31, 2015(the “Annual Report”), except for the following:

The “Risk Factors” section of the Annual Report is amended by replacing the third paragraph under the risk factor entitled “Our ability to achieve our investment objective depends on our Advisors’ ability to manage and support our investment process. If our Advisors were to lose a significant number of their respective key professionals, or terminate the Advisory Agreement and/or the Sub-Advisory Agreement, our ability to achieve our investment objective could be significantly harmed.” with the following:

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

The “Risk Factors” section of the Annual Report is amended by replacing the first and second paragraphs under the risk factor entitled “A majority of our investment portfolio will be recorded at fair value as determined in good faith in accordance with procedures established by our board of trustees and, as a result, there is and will be uncertainty as to the value of our portfolio investments.” with the following:

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

The “Risk Factors” section of the Annual Report is amended by replacing the fifth paragraph under the risk factor entitled “Our investments in private investment funds, including hedge funds, private equity funds, limited liability companies and other business entities, subject us indirectly to the underlying risks of such private investment funds and additional fees and expenses.” with the following:

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

The “Risk Factors” section of the Annual Report is amended by replacing the first paragraph under the subheading “Our investments in private investment funds, including hedge funds, private equity funds, limited liability companies and other business entities, subject us indirectly to the underlying risks of such private investment funds and additional fees and expenses” with the following:

We may invest up to 15% of our net assets in private investment funds, including hedge funds, private equity funds, limited liability companies and other business entities which would be required to register as investment companies but for an exemption under Sections 3(c)(1) and 3(c)(7) of the 1940 Act. Our investments in such private investment funds expose us to the risks associated with the businesses of such funds or entities. These private investment funds may or may not be registered investment companies and, thus, may not be subject to protections afforded by the 1940 Act, covering, among other areas, liquidity requirements, governance by an independent board, affiliated transaction restrictions, leverage limitations, public disclosure requirements and custody requirements.

The “Risk Factors” section of the Annual Report is amended by adding the following paragraph after the last paragraph under the “Risks Related to Our Investments” subheading:

Investments in which we have a non-controlling interest may involve risks specific to third-party management of those investments.

We may also co-invest with third parties through partnerships, joint ventures or other entities, thereby acquiring jointly-controlled or non-controlling interests in certain investments in conjunction with participation by one or more third parties in such investment. Such joint venture partners or third party managers may include former KKR personnel or associated persons. As co-investors, we may have interests or objectives that are inconsistent with those of the third-party partners or co-venturers. Although we may not have full control over these investments and therefore, may have a limited ability to protect its position therein, we expect that we will negotiate appropriate rights to protect our interests. Nevertheless, such investments may involve risks not present in investments where a third party is not involved, including the possibility that a third-party partner or co-venturer may have financial difficulties, resulting in a negative impact on such investment, may have economic or business interests or goals which are inconsistent with ours, or may be in a position to take (or block) action in a manner contrary to the our investment objectives or the increased possibility of default by, diminished liquidity or insolvency of, the third party, due to a sustained or general economic downturn. Third-party partners or co-venturers may opt to liquidate an investment at a time during which such liquidation is not optimal for us. In addition, we may in certain circumstances be liable for the actions of its third-party partners or co-venturers. In those circumstances where such third parties involve a management group, such third parties may receive compensation arrangements relating to such investments, including incentive compensation arrangements.

The “Risk Factors” section of the Annual Report is amended by replacing the risk factor entitled “Investors will not know the purchase price per share at the time they submit their subscription agreements and could receive fewer shares of common stock than anticipated if our board of trustees determines to increase the offering price to comply with the requirement that we avoid selling shares below net asset value.” with the following:

Shares will be offered at an offering price of $9.55 per share. We will seek to avoid interruptions in the continuous offering of our common shares, however, if our net asset value per share: (i) declines more than 10% from the net asset value per share as of the effective date of this registration statement, (ii) increases to an amount that is greater than the net proceeds per share as stated in the prospectus, or (iii) declines below 97.5% of the net proceeds per share as stated in the prospectus, to the extent permitted or required under the rules and regulations of the SEC, we will either supplement the prospectus or file an amendment to the registration statement with the SEC to change our offering price or will voluntarily suspend selling shares in the offering. However, there can be no assurance that our continuous offering will not be interrupted during the SEC’s review of any such registration statement amendment or if our board of trustees determine to voluntarily suspend selling shares in this offering as opposed to supplementing or amending the registration statement with the SEC.

Additionally, our board of trustees may change the offering price at any time to ensure that our net asset value per share is equal to or less than the public offering price, net of sales load and equal to or greater than 97.5% of the net proceeds per share when we sell shares of common stock.

As a result, your purchase price may be higher than the prior subscription closing price per share, and therefore you may receive a smaller number of shares than if you had subscribed at the prior subscription closing price.

The “Risk Factors” section of the Annual Report is amended by replacing the risk factor entitled “The price that the investor pays for our shares may not reflect the current net asset value of our company at the time of his or her subscription.” with the following:

If our net asset value increases above our net proceeds per share as stated in this prospectus, we will sell our shares at a higher price as necessary to ensure that shares are not sold at a net price, after deduction of upfront selling commissions and dealer manager fees, that is below our net asset value per share. Also, if our net asset value per share: (i) declines more than 10% from the net asset value per share as of the effective date of this registration statement, (ii) increases to an amount that is greater than the net proceeds per share as stated in the prospectus, or (iii) declines below 97.5% of the net proceeds per share as stated in the prospectus, to the extent permitted or required under the rules and regulations of the SEC, we will either supplement the prospectus or file an amendment to the registration statement with the SEC to change our offering price or will voluntarily suspend selling shares in the offering. Additionally, our board of trustees may change the offering price at any time to ensure that our net asset value per share is equal to or less than the public offering price, net of upfront sales load and equal to or greater than 97.5% of the net proceeds per share when we sell shares of common stock. Therefore, the net proceeds per share, net of all upfront sales load, from a new investor may be in excess of the then current net asset value per share.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – There were no shares of unregistered securities sold during the quarter ended June 30, 2016.

Item 3. Defaults Upon Senior Securities - None

Item 4. Mine Safety Disclosures – Not applicable

Item 5. Other Information - None

Item 6. Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of August 2016.

CORPORATE CAPITAL TRUST II

By:	/s/ Thomas K. Sittema
THOMAS K. SITTEMA
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Steven D. Shackelford
STEVEN D. SHACKELFORD
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed or incorporated as part of this report

10.1	First Amendment to the Expense Support Agreement dated as of May 10, 2016 (Filed as Exhibit 10.1 to the Company’s current report of Form 8-K filed with the SEC on May 13, 2016)

31.1	Certification of Chief Executive Officer of Corporate Capital Trust II, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of Corporate Capital Trust II, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Corporate Capital Trust II, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)