Form 10-Q
period 2016-09-30
Corporate Capital Trust II
filed 2016-11-14
CIK 1617896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock of the registrant outstanding as of November 10, 2016 was 4,864,756.

CORPORATE CAPITAL TRUST II

Corporate Capital Trust II

Condensed Statements of Assets and Liabilities

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Investment at fair value:
Non-controlled, non-affiliated investments (amortized cost of $31,361,399 and $0, respectively)	$31,841,824	$—
Cash	19,219,208	202,000
Interest receivable	114,657	—
Receivable for investments sold	755,873	—
Principal receivable	18,634	—
Receivable from advisors	225,073	—
Prepaid expenses	95,577	—

Total assets	52,270,846	202,000

Liabilities
Payable for investments purchased	16,484,777	—
Accrued performance-based incentive fees	110,906	—
Accrued trustees’ fees	5,284	—
Accrued distribution and shareholder servicing fees	32,578	—
Other accrued expenses and liabilities	562,568	—

Total liabilities	17,196,113	—

Commitments and contingencies (Note 10)
Net Assets	$35,074,733	$202,000

Components of Net Assets
Preferred stock, $0.001 par value per share, 100,000,000 and 1,000,000 shares authorized and unissued at September 30, 2016 and December 31, 2015, respectively.	$—	$—
Common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 3,823,466 and 22,444 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	3,823	22
Paid-in capital in excess of par value	34,833,732	201,978
Distributions in excess of net investment income	(245,521)	—
Accumulated net unrealized appreciation on investments	482,699	—

Net assets	$35,074,733	$202,000

Net asset value per share	$9.17	$9.00

See notes to condensed financial statements.

Corporate Capital Trust II

Condensed Statements of Operations (unaudited)

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Investment income
Interest income	$326,873	$438,244
Fee income	4,770	5,917

Total investment income	331,643	444,161

Operating expenses
Professional services	129,162	600,304
Administrative services	127,974	268,582
Investment advisory fees	165,183	225,666
Trustee fees and expenses	49,017	114,017
Custodian and accounting fees	48,977	113,568
Performance-based incentive fees	96,726	110,906
Distribution and shareholder servicing fee	79,074	109,816
Insurance	40,191	64,498
Other	43,080	60,954

Total operating expenses	779,384	1,668,311
Expense support	(603,584)	(1,447,589)

Net operating expenses	175,800	220,722

Net investment income	155,843	223,439

Net realized and unrealized gains
Net realized gains on investments	71,463	71,831
Net change in unrealized appreciation on:
Non-controlled, non-affiliated investments	410,639	480,425
Foreign currency translation	2,274	2,274

Net change in unrealized appreciation	412,913	482,699

Net realized and unrealized gains	484,376	554,530

Net increase in net assets resulting from operations	$640,219	$777,969

Net investment income per share	$0.06	$0.14

Diluted and basic earnings per share	$0.23	$0.47

Weighted average shares outstanding	2,756,657	1,646,189

Distributions declared per share	$0.14	$0.34

See notes to condensed financial statements.

Corporate Capital Trust II

Condensed Statement of Changes in Net Assets

Nine Months Ended September 30, 2016
(unaudited)
Operations
Net investment income	$223,439
Net realized gains on investments	71,831
Net change in unrealized appreciation on investments and foreign currency translation	482,699

Net increase in net assets resulting from operations	777,969

Distributions to shareholders from
Net investment income	(223,439)
Net realized gains	(71,831)
Distributions in excess of net investment income (Note 6)	(245,521)

Net decrease in net assets resulting from shareholders’ distributions	(540,791)

Capital share transactions
Issuance of shares of common stock	34,451,942
Reinvestment of shareholders distributions	183,613

Net increase in net assets resulting from capital share transactions	34,635,555

Total increase in net assets	34,872,733
Net assets at beginning of period	202,000

Net assets at end of period	$35,074,733

Capital share activity
Shares issued from subscriptions	3,781,001
Shares issued from reinvestment of distributions	20,021

Net increase in shares outstanding	3,801,022

Distributions in excess of net investment income at end of period	$(245,521)

See notes to condensed financial statements

Corporate Capital Trust II

Condensed Statement of Cash Flows

For the Nine Months Ended September 30, 2016 (unaudited)
Operating Activities:
Net increase in net assets resulting from operations	$777,969
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(32,768,960)
Increase in payable for investments purchased	16,480,488
Proceeds from sales of investments	1,470,350
Proceeds from principal payments	113,571
Net realized gain on investments	(71,831)
Net change in unrealized appreciation on investments	(480,425)
Net change in unrealized appreciation on foreign currency translation	(2,274)
Amortization of premium/discount – net	(104,529)
Increase in receivable for investments sold	(749,310)
Increase in principal receivable	(18,634)
Increase in receivable from advisors	(225,073)
Increase in interest receivable	(114,657)
Increase in prepaid expenses	(95,577)
Increase in accrued performance-based incentive fees	110,906
Increase in accrued distribution and shareholder servicing fees	32,578
Increase in accrued trustees’ fees	5,284
Increase in other accrued expenses and liabilities	562,568

Net cash used in operating activities	(15,077,556)

Financing Activities:
Proceeds from issuance of shares of common stock	34,451,942
Distributions paid	(357,178)

Net cash provided by financing activities	34,094,764

Net increase in cash	19,017,208
Cash, beginning of period	202,000

Cash, end of period	$19,219,208

Supplemental disclosure of cash flow information and non-cash financing activities:
Distributions reinvested	$183,613

See notes to condensed financial statements.

Corporate Capital Trust II

Condensed Schedule of Investments (unaudited) (continued)

As of September 30, 2016

Company (a)(b)	Footnotes		Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)	Cost (d)	Fair Value
Senior Secured Loans – First Lien – 74.2%
ABB CONCISE Optical Group, LLC	(1)		Retailing	L+500	1.00%	6/1/2023	$516,170	$514,539	$521,977
ABILITY Network, Inc.	(e	)(1)	Health Care Equipment & Services	L+500	1.00%	5/14/2021	202,785	198,932	201,687
Bay Club Co.	(1)		Consumer Services	L+650	1.00%	8/31/2022	1,229,339	1,205,003	1,210,899
Belk, Inc.	(e	)(1)	Retailing	L+475	1.00%	12/12/2022	1,232,749	1,113,989	1,120,149
Brock Holdings III, Inc.	(e	)(1)	Capital Goods	L+450	1.50%	3/16/2017	838,296	832,008	831,225
Commercial Barge Line, Co.	(1)		Transportation	L+875	1.00%	11/12/2020	563,701	532,757	550,313
CSM Bakery Products	(e	)(1)	Food, Beverage & Tobacco	L+400	1.00%	7/3/2020	1,000,000	970,000	957,500
David’s Bridal, Inc.	(1)		Retailing	L+375	1.25%	10/11/2019	854,141	789,476	805,566
Distribution International, Inc.	(1)		Retailing	L+500	1.00%	12/15/2021	203,636	163,326	174,109
FleetPride Corp.	(e	)(1)	Capital Goods	L+400	1.25%	11/19/2019	1,548,219	1,324,285	1,405,008
Hanson Building Products North America	(f	)(1)	Capital Goods	L+550	1.00%	3/13/2022	74,979	68,296	74,745
Heartland Dental Care, Inc.	(1)		Pharmaceuticals, Biotechnology & Life Sciences	L+450	1.00%	12/21/2018	262,504	259,888	262,941
Integra Telecom Holdings, Inc.	(e	)(1)	Telecommunication Services	L+425	1.00%	8/14/2020	1,585,975	1,589,940	1,583,992
Koosharem, LLC	(1)		Commercial & Professional Services	L+650	1.00%	5/15/2020	1,292,965	1,125,052	1,114,109
MedAssets, Inc.	(e	)(2)	Health Care Equipment & Services	L+550	1.00%	10/19/2022	1,568,509	1,578,698	1,582,233
Netsmart Technologies, Inc.	(f	)(2)	Health Care Equipment & Services	L+475	1.00%	4/19/2023	81,835	81,638	82,321
NewWave Communications, Inc.	(1)		Media	L+375	1.00%	4/30/2020	75,596	70,005	75,502
Paradigm Acquisition Corp.	(e	)(1)	Health Care Equipment & Services	L+500	1.00%	6/2/2022	1,496,212	1,496,212	1,490,609
Polyconcept North America, Inc.	(2)		Consumer Durables & Apparel	L+525	1.00%	8/10/2023	335,870	332,556	338,809

Corporate Capital Trust II

Condensed Schedule of Investments (unaudited) (continued)

As of September 30, 2016

Company (a)(b)	Footnotes		Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)	Cost (d)	Fair Value
RedPrairie Corp.	(2)		Software & Services	L+500	1.00%	12/21/2018	$273,374	$253,718	$273,651
	(e	)(1)		L+350	1.00%	9/22/2023	1,000,000	1,003,750	1,002,500
Riverbed Technology, Inc.	(1)		Technology Hardware & Equipment	L+400	1.00%	4/25/2022	34,550	34,550	34,927
Safway Group Holding, LLC	(e	)(1)	Capital Goods	L+475	1.00%	8/21/2023	1,500,000	1,515,000	1,512,188
Savers, Inc.	(1)		Retailing	L+375	1.25%	7/9/2019	1,246,647	1,092,297	1,146,291
Scientific Games International, Inc.	(f	)(1)	Consumer Services	L+500	1.00%	10/1/2021	238,182	232,248	238,943
Sequa Corp.	(e	)(1)	Capital Goods	L+400	1.25%	6/19/2017	1,757,337	1,471,340	1,547,828
SI Organization, Inc.	(1)		Capital Goods	L+475	1.00%	11/23/2019	605,195	605,238	608,981
TIBCO Software, Inc.	(e	)(2)	Software & Services	L+550	1.00%	12/4/2020	1,419,802	1,356,100	1,402,686
TruGreen, LP	(e	)(3)	Consumer Services	L+550	1.00%	4/13/2023	1,589,207	1,605,404	1,606,092
Vertafore, Inc.	(3)		Software & Services	L+375	1.00%	6/30/2023	140,940	140,257	141,700
Vertiv Co.	(e	)(f)	Technology Hardware & Equipment	L+500	1.00%	9/29/2023	1,760,260	1,707,452	1,725,055
WireCo WorldGroup, Inc.	(e	)	Capital Goods	L+600	1.00%	7/21/2023	395,810	392,947	397,872
Total Senior Secured Loans – First Lien								$25,656,901	$26,022,408

Senior Secured Loans – Second Lien – 16.3%
Applied Systems, Inc.	(1)		Software & Services	L+650	1.00%	1/24/2022	$218,057	$204,769	$220,443
CTI Foods Holding Co., LLC	(1)		Food, Beverage & Tobacco	L+725	1.00%	6/28/2021	222,222	203,910	200,000
Formula One (LUX)	(e	)(f)(g)(1)	Media	L+675	1.00%	7/29/2022	422,630	421,574	424,849
Genoa, a QoL Healthcare Co., LLC	(1)		Health Care Equipment & Services	L+775	1.00%	4/28/2023	513,066	506,524	516,914
Grocery Outlet, Inc.	(1)		Food & Staples Retailing	L+825	1.00%	10/21/2022	198,393	183,517	198,393
iParadigms Holdings, LLC	(1)		Software & Services	L+725	1.00%	7/29/2022	204,082	198,551	200,510

Corporate Capital Trust II

Condensed Schedule of Investments (unaudited) (continued)

As of September 30, 2016

Company (a)(b)	Footnotes		Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)	Cost (d)	Fair Value
Lightower Fiber, LLC	(1)		Telecommunication Services	L+675	1.25%	4/12/2021	$225,000	$219,228	$225,984
NEP Group, Inc.	(1)		Media	L+875	1.25%	7/22/2020	215,054	202,146	216,667
NewWave Communications, Inc.	(1)		Media	L+800	1.00%	10/30/2020	206,718	201,999	203,101
Polyconcept North America, Inc.	(2	)(i)	Consumer Durables & Apparel	L+1000	1.00%	12/31/2023	624,235	608,861	611,920
Press Ganey Holdings, Inc.	(e	)	Health Care Equipment & Services	L+800	1.00%	9/30/2024	390,260	386,357	393,187
RedPrairie Corp.	(2)		Software & Services	L+1000	1.25%	12/21/2019	30,060	24,198	30,314
SI Organization, Inc.	(1)		Capital Goods	L+875	1.00%	5/23/2020	460,504	453,552	462,806
SRS Distribution, Inc.	(1)		Capital Goods	L+875	1.00%	2/24/2023	444,840	436,180	450,122
WireCo WorldGroup, Inc.	(e	)(1)	Capital Goods	L+950	1.00%	7/12/2024	1,353,870	1,345,923	1,357,255
Total Senior Secured Loans – Second Lien								$5,597,289	$5,712,465

Total Senior Debt								$31,254,190	$31,734,873

Subordinated Debt – 0.1%
GCI, Inc.			Telecommunication Services	6.88%		4/15/2025	$45,000	$44,785	$46,125
Total Subordinated Debt								$44,785	$46,125

Equity – 0.2%
Polyconcept North America Holdings, Inc.	(i	)	Consumer Durables & Apparel				624	$62,424	$60,826

Total Equity								$62,424	$60,826

TOTAL INVESTMENTS (h) – 90.8%								$31,361,399	$31,841,824

OTHER ASSETS IN EXCESS OF LIABILITIES – 9.2%									3,232,909

NET ASSETS – 100.0%									$35,074,733

(a)	Security may be an obligation of one or more entities affiliated with the named company.
(b)	Non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940, as amended (“1940 Act”), unless otherwise indicated. Non-controlled/non-affiliated investments are investments that are neither controlled investments nor affiliated investments.
(c)	Denominated in U.S. dollars unless otherwise noted.
(d)	Represents amortized cost for debt securities and cost for equity investments translated to U.S. dollars.
(e)	Position or portion thereof unsettled as of September 30, 2016.
(f)	The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The Company calculates its compliance with the qualifying assets test on a “look through” basis by disregarding the value of the Company’s total return swaps and treating each loan underlying the total return swaps as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 95.0% of the Company’s total assets represented qualifying assets as of September 30, 2016.
(g)	A portfolio company domiciled in a foreign country. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.
(h)	As of September 30, 2016, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $525,773; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $45,348; the net unrealized appreciation was $480,425; the aggregate cost of securities for Federal income tax purposes was $31,361,399.
(i)	Investments classified as Level 3 whereby fair value was determined by the Company’s Board of Trustees (Note 2).
(1)	The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at September 30, 2016 was 0.85%. The current base rate for each investment may be different from the reference rate on September 30, 2016.
(2)	The interest rate on these investments is subject to a base rate of 1-Month LIBOR, which at September 30, 2016 was 0.53%. The current base rate for each investment may be different from the reference rate on September 30, 2016.
(3)	The interest rate on these investments is subject to a base rate of 6-Month LIBOR, which at September 30, 2016 was 1.24%. The current base rate for each investment may be different from the reference rate on September 30, 2016.

Abbreviations:

LUX – Luxembourg

L = LIBOR – London Interbank Offered Rate, typically 3-Month

See notes to condensed financial statements.

CORPORATE CAPITAL TRUST II

Notes to Condensed Financial Statements (Unaudited)

1. Principal Business and Organization

Corporate Capital Trust II (the “Company”) was formed as a Delaware statutory trust on August 12, 2014. The Company is a non-diversified closed-end management investment company and has elected to be regulated as a business development company under the Investment Company Act of 1940 (the “1940 Act”). The Company’s investment objective is to provide its shareholders with current income and, to a lesser extent, long-term capital appreciation, by investing primarily in the debt of privately owned U.S. companies with a focus on originated transactions sourced through the networks of its advisors. The Company intends to elect to be taxed as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”) and operate in a manner so as to qualify for the tax treatment applicable to RICs.

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

2. Significant Accounting Policies

Basis of Presentation – The accompanying condensed financial statements of the Company are prepared in accordance with the instructions to Form 10-Q and accounting principles generally accepted in the United States of America (“GAAP”). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC Topic 946”). The unaudited condensed financial statements reflect all normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the Company’s results for the interim periods presented. The results of operations for interim periods are not indicative of results to be expected for the full year.

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

Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to the Company’s portfolio investments for which market quotations are not readily available, the Company’s board of trustees is responsible for determining in good faith the fair value of the Company’s portfolio investments in accordance with the valuation policy and procedures approved by the board of trustees based on, among other things, the input of the Company’s Advisors and management, its audit committee, and independent third-party valuation firms.

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

The Company and its Advisors undertake a multi-step valuation process each quarter for determining the fair value of the Company’s investments, the market prices of which are not readily available, as described below:

•	Each portfolio company or investment is initially valued by KKR (internal valuation) and/or the Company’s independent third party valuation firm (external valuation), which provides a valuation range.

•	Valuation recommendations are formulated and documented by KKR and reviewed by KKR’s valuation committee. The KKR valuation committee then provides its valuation recommendation for each portfolio investment, along with supporting documentation, to CNL and the Company.

•	After the Company’s management has substantially completed its review, it forwards the valuation recommendations and supporting documentation for audit committee review.

•	The Company’s board of trustees then discusses the investment valuation recommendations with the Advisors and management and, based on those discussions and the related review process conducted by the Company’s audit committee, determines the fair value of the investments in good faith.

The valuation techniques used by the Company for the assets and liabilities that are classified as Level 3 in the fair value hierarchy are described below.

Senior Debt and Subordinated Debt: Senior debt and subordinated debt investments are initially valued at transaction price and are subsequently valued using (i) market data for similar instruments (e.g., recent transactions or indicative broker quotes), (ii) comparisons to benchmark derivative indices or (iii) valuation models. Valuation models are generally based on yield analysis and discounted cash flow techniques, where the key inputs are based on relative value analyses and the assignment of risk-adjusted discounted rates, based on the analysis of similar instruments from similar issuers. In addition, an illiquidity discount is applied where appropriate.

Equity Investments: Equity investments are initially valued at transaction price and are subsequently valued using valuation models in the absence of readily observable market prices. Valuation models are generally based on (i) market and income (discounted cash flow) approaches, in which various internal and external factors are considered, and (ii) earnings before interest, taxes, depreciation and amortization (“EBITDA”) valuation multiples analysis. Factors include key financial inputs and recent public and private transactions for comparable investments. Key inputs used for the discounted cash flow approach include the weighted average cost of capital and assumed inputs used to calculate terminal values, such as EBITDA exit multiples. The fair value for a particular investment will generally be within the value range conclusions derived by the two approaches. Upon completion of the valuations conducted, an illiquidity discount is applied where appropriate.

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

Security Transactions, Realized/Unrealized Gains or Losses, and Income Recognition – Investments purchased on a secondary basis are recorded on the trade date. Loan originations are recorded on the funding date. The Company measures realized gains or losses from the sale of investments using the specific identification method. Realized gains or losses are measured by the difference between the net proceeds from the sale and the amortized cost basis of the investment without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. Unrealized gains or losses primarily reflect the change in investment values, including the reversal of previously recorded unrealized gains or losses when gains or losses are realized. The amortized cost basis of investments includes (i) the original cost and (ii) adjustments for the accretion/amortization of market discounts and premiums, original issue discount and loan origination fees. The Company reports changes in fair value of investments as a component of net change in unrealized appreciation (depreciation) on investments in the condensed statements of operations.

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

Fee Income – The Company receives fees for commitments, amendments and other services related to portfolio companies. Such fees are recognized as fee income when earned or the services are rendered.

Paid In Capital – The Company records the proceeds from the sale of its common stock on a net basis to (i) capital stock and (ii) paid-in capital in excess of par value, excluding up-front selling commissions and dealer manager fees.

Foreign Currency Translation, Transactions and Gains/Losses – Foreign currency amounts are translated into U.S. dollars on the following basis: (i) at the exchange rate on the last business day of the reporting period for the fair value of investment securities, other assets and liabilities; and (ii) at the prevailing exchange rate on the respective recording dates for the purchase and sale of investment securities, income, expenses, gains and losses.

Net assets and fair values are presented based on the applicable foreign exchange rates described above and the Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in fair values of investments held; therefore, fluctuations related to foreign exchange rate conversions are included with the net realized gains (losses) and unrealized appreciation (depreciation) on investments.

Net realized gains or losses on foreign currency transactions arise from sales of foreign currency, currency gains or losses realized between the trade and settlement dates on securities transactions, and the difference between the amounts of dividends, interest, and foreign withholding taxes recorded by the Company and the U.S. dollar equivalent of the amounts actually received or paid by the Company.

Unrealized appreciation (depreciation) from foreign currency translation for other receivables or payables is presented as net change in unrealized appreciation (depreciation) in foreign currency translation in the condensed statements of operations.

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

Permanent book and tax basis differences are reclassified among the Company’s capital accounts, as appropriate. Additionally, the tax character and amount of distributions is determined in accordance with the Code which differs from GAAP.

Recent Accounting Pronouncements – In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU further clarifies how the predominance principle should be applied to cash receipts and payments relating to more than one class of cash flows. The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017. The ASU is to be applied retrospectively for each period presented. The Company is currently evaluating the impact this ASU will have on the Company’s consolidated statement of cash flows.

3. Investments

The Company is engaged in a strategy to invest primarily in the debt of privately owned and thinly traded U.S. companies. The primary investment concentrations include (i) senior debt securities and (ii) subordinated debt securities. The Company’s investments may, in some cases, be accompanied by warrants, options or other forms of equity participation. The Company may separately purchase common or preferred equity interests, including non-controlling equity investments. Additionally, the Company may invest in convertible securities, derivatives and private investment funds. The fair value of the Company’s investments will generally fluctuate with, among other things, changes in prevailing interest rates, the general supply of, and demand for, debt capital among private and public companies, general domestic and global economic conditions, the condition of certain financial markets, developments or trends in any particular industry and changes in the financial condition and credit quality of each security’s issuer.

As of September 30, 2016, the Company’s investment portfolio (the “Investment Portfolio”) consisted of the following:

	As of September 30, 2016
Asset Category	Amortized Cost	Fair Value	Percentage of Investment Portfolio	Percentage of Net Assets
Senior debt
Senior secured loans – first lien	$25,656,901	$26,022,408	81.7%	74.2%
Senior secured loans – second lien	5,597,289	5,712,465	18.0	16.3

Total senior debt	31,254,190	31,734,873	99.7	90.5
Subordinated debt	44,785	46,125	0.1	0.1
Equity	62,424	60,826	0.2	0.2

Total investments	$31,361,399	$31,841,824	100.0%	90.8%

As of September 30, 2016, none of the Company’s debt investments were on nonaccrual status.

The industry composition and geographic dispersion of the Company’s investment portfolio as a percentage of total fair value of the Company’s investments as of September 30, 2016 is as follows:

Industry Composition	September 30, 2016
Capital Goods	27.3%
Health Care Equipment & Services	13.4
Retailing	11.8
Software & Services	10.3
Consumer Services	9.6
Telecommunication Services	5.8
Technology Hardware & Equipment	5.5
Food, Beverage & Tobacco	3.6
Commercial & Professional Services	3.5
Consumer Durables & Apparel	3.2
Media	2.9
Transportation	1.7
Pharmaceuticals, Biotechnology & Life Sciences	0.8
Food & Staples Retailing	0.6

Total	100.0%

Geographic Dispersion(1)
United States	98.7%
Luxembourg	1.3

Total	100.0%

(1)	The geographic dispersion is determined by the portfolio company’s country of domicile or the jurisdiction of the security’s issuer.

As of September 30, 2016, all of the Company’s investments were denominated in U.S. dollars.

4. Fair Value of Financial Instruments

The Company’s investments were categorized in the fair value hierarchy described in Note 2. “Significant Accounting Policies”, as follows as of September 30, 2016:

	September 30, 2016
Description	Level 1	Level 2	Level 3	Total
Senior debt	$—	$31,122,953	$611,920	$31,734,873
Subordinated debt	—	46,125	—	46,125
Equity	—	—	60,826	60,826

Total investments	$—	$31,169,078	$672,746	$31,841,824

There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2016. The carrying value of cash is classified as Level 1 with respect to the fair value hierarchy. At September 30, 2016, the Company held two distinct investment positions classified as Level 3, representing an aggregate fair value of $672,746 and 2.1% of the total investment portfolio. The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of September 30, 2016 were as follows:

Asset Group	Fair Value (1)	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (2)		Impact to Valuation from an Increase in Input (3)
Senior Debt	$611,920	Discounted Cash Flow	Discount Rate	12.54%		Decrease
			EBITDA Multiple	8.8	x	Increase

Equity	60,826	Waterfall	Illiquidity Discounts	10%		Decrease
			EBITDA Multiple	8.8	x	Increase

Total	$672,746

(1)	Certain investments may be valued at cost for a period of time after an acquisition as the best indicator of fair value.
(2)	Weighted average amounts are based on the estimated fair values.
(3)	This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

The preceding table represents the significant unobservable inputs as they relate to the Company’s determination of fair values for the majority of its investments categorized within Level 3 as of September 30, 2016. In addition to the techniques and inputs noted in the table above, according to the Company’s valuation policy, it may also use other valuation techniques and methodologies when determining the fair value estimates for the Company’s investments. Any significant increases or decreases in the unobservable inputs would result in significant increases or decreases in the fair value of the Company’s investments.

Investments that do not have a readily available market value are valued utilizing a market approach, an income approach (i.e. discounted cash flow approach), or both approaches, as appropriate. The market comparables approach uses prices, including third party indicative broker quotes, and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) that are discounted based on a required or expected discount rate to derive a single present value amount. The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors the Company may take into account to determine the fair value of its investments include, as relevant: available current market data, including an assessment of the credit quality of the security’s issuer, relevant and applicable market trading and transaction comparables, applicable market yields and multiples, illiquidity discounts, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, data derived from merger and acquisition activities for comparable companies, and enterprise values, among other factors.

The following table provides reconciliations for the period ended September 30, 2016 of investments for which Level 3 inputs were used in determining fair value:

	Nine Months Ended September 30, 2016
	Senior Debt	Subordinated Debt	Equity	Total
Fair value balance as of January 1, 2016	$—	$—	$—	$—
Additions (1)	608,629	—	62,424	671,053
Net change in unrealized appreciation (depreciation) (2)	3,059	—	(1,598)	1,461
Net discount accretion	232	—	—	232

Fair value balance as of September 30, 2016	$611,920	$—	$60,826	$672,746

Change in net unrealized appreciation (depreciation) in investments still held as of September 30, 2016 (2)	$3,059	$—	$(1,598)	$1,461

(1)	Includes increases in the cost basis of investments resulting from new and add-on portfolio investments.
(2)	Included in net change in unrealized appreciation (depreciation) in the condensed statements of operations.

No securities were transferred into or out of the Level 3 hierarchy during the nine months ended September 30, 2016. All realized and unrealized gains and losses are included in earnings and are reported as separate line items within the Company’s condensed statements of operations.

5. Related Party Transactions

As of September 30, 2016 and December 31, 2015, the Advisors owned 15% and 100%, respectively, of the Company’s outstanding shares. CNL is an affiliate of CNL Financial Group, Inc. (“CFG”). All of the Company’s executive officers also serve as executive officers of either KKR or CNL and other CFG affiliates.

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

A subordinated incentive fee on income is payable to the Advisors each calendar quarter if the Company’s pre-incentive fee net investment fee income (as defined in the Investment Advisory Agreement and approved by the Company’s board of trustees) exceeds the 1.75% quarterly preference return to the Company’s shareholders (the ratio of pre-incentive fee net investment income divided by average adjusted capital). The Company did not incur any subordinated incentive fee on income during the nine months ended September 30, 2016.

The annual incentive fees on capital gains recorded for GAAP purposes are equal to (i) 20% of our realized and unrealized capital gains on a cumulative basis since inception, net of all realized capital losses and unrealized depreciation on a cumulative basis from inception, less (ii) the aggregate amount of any previously paid incentive fees on capital gains. For financial reporting purposes, in accordance with GAAP, the Company includes unrealized appreciation on the Investment Portfolio in the calculation of incentive fees on capital gains; however, such amounts are not payable by the Company unless and until the net unrealized appreciation is actually realized. The actual amount of incentive fees on capital gains that are due and payable to the Advisors is determined at the end of the calendar year. The Company accrued $110,906 for incentive fees on capital gains as of September 30, 2016.

Under the terms of the Investment Advisory Agreement, CNL (and indirectly KKR) is entitled to receive up to 1.5% of gross offering proceeds as reimbursement for organization and offering expenses incurred by the Advisors on behalf of the Company. CFG and its affiliates have incurred organization and offering costs of approximately $3.7 million as of September 30, 2016. The Advisors have waived the reimbursement of organization and offering expenses in connection with the Company’s gross capital raise from the Offering from March 1, 2016 (the period beginning at the time the Company satisfied the minimum offering requirement) through December 31, 2016 (the “O&O Reimbursement Waiver”). Had the O&O Reimbursement Waiver not been in effect as of September 30, 2016, the Company would have been required to reimburse the Advisors approximately $0.47 million. The O&O Reimbursement Waiver does not reduce the amount of organization and offering expenses incurred by the Advisors that are eligible for reimbursement in future periods. After the O&O Reimbursement Waiver period ends, subsequent gross capital raised by the Company will be subject to the maximum organization and offering cost reimbursement of 1.5%.

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

The Company is a party to an administrative services agreement with CNL, under which CNL performs, or oversees the performance of, various administrative services on behalf of the Company. Administrative services include investor services, general ledger accounting, fund accounting, maintaining required financial records, calculating the Company’s net asset value, filing tax returns, preparing and filing SEC reports, preparing, printing, and disseminating shareholder reports and generally overseeing the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. The Company reimburses CNL for administrative expenses it incurs in performing its obligations.

The Company is a party to an Expense Support and Conditional Reimbursement Agreement, as amended (the “Expense Support Agreement”) with the Advisors pursuant to which the Advisors jointly and severally agree to pay to the Company some or all operating expenses (an “Expense Support Payment”) for each month during the Expense Support Payment Period (as defined below) in which the Company’s board of trustees declares a distribution to its shareholders. The “Expense Support Payment Period” commenced on March 1, 2016 and ends on December 31, 2016. The Advisors are entitled to be reimbursed promptly by the Company (a “Reimbursement Payment”) for Expense Support Payments made with respect to any class of common stock, subject to the limitation that no Reimbursement Payment may be made by the Company to the extent that it would cause the Company’s other operating expenses (as defined in the Expense Support Agreement) for such class of common stock to exceed the lesser of (A) 1.75% of average net assets attributable to shares of such class of common stock and (B) the percentage of our average net assets attributable to shares of such class of common stock represented by other operating expenses (as defined in the Expense Support Agreement) during the fiscal year in which such expense support payment from the Advisors was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from the Advisors made during the same fiscal year). Notwithstanding anything to the contrary in the Expense Support Agreement, no Reimbursement Payment shall be made with respect to any class of common stock if the effective rate of distributions per share on such class of common stock declared by the Company at the time of such Reimbursement Payment is less than the effective rate of distributions per share on such class of common stock at the time the Expense Support Payment was made to which such Reimbursement Payment relates. For this purpose, “effective rate of distributions per share” means actual declared distribution rate per share exclusive of return of capital, if any. The Company’s obligation to reimburse each Expense Support Payment will terminate three years from the date on which such Expense Support Payment was paid or waived. Management believes that Reimbursement Payments are not probable as of September 30, 2016.

As of September 30, 2016, the amount of Expense Support Payment obligation paid or payable by the Advisors is $1,447,589, representing all of the Company’s operating expenses, excluding distribution and shareholder servicing fees and performance based incentive fees, incurred between March 1, 2016 (commencement of operations) and September 30, 2016.

Related party fees and expenses incurred on behalf of the Company during the three and nine months ended September 30, 2016 are summarized below:

Related Party	Source Agreement & Description	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
CNL Securities Corp.	Managing Dealer Agreement: Up-front selling commissions and dealer manager fees	$920,740	$1,444,446
	Distribution and shareholder servicing fees	79,074	109,816
CNL and KKR	Investment Advisory Agreement: Base management fees (investment advisory fees)	165,183	225,666
	Incentive fee on capital gains (1)	—	—
KKR	Investment Sub-Advisory Agreement: Investment expenses reimbursement	4,483	4,483
CNL	Administrative Services Agreement: Administrative and compliance services	87,021	175,817

(1)	Incentive fees on capital gains are included in performance-based incentive fees in the condensed statement of operations. The following table provides additional details for the incentive fee on capital gains for the three and nine months ended September 30, 2016:

Incentive fee on Capital Gains	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Accrued incentive fee as of beginning of period,	$14,180	$—
Incentive fee on capital gains during the three and nine months ended September 30,	96,726	110,906
Less: Incentive fee on capital gains paid to the Advisors during the three and nine months ended September 30,	—	—

Accrued incentive fee as of September 30,	110,906	110,906
Less: Accrued incentive fee on capital gains attributable to unrealized gains as of September 30,	(110,906)	(110,906)

Incentive fee on capital gains earned by and payable to the advisors as of September 30,	$—	$—

Indemnification - The Investment Advisory Agreement and the Sub-Advisory Agreement provide certain indemnification in favor of the Advisors, their directors, officers, persons associated with the Advisors, and their affiliates. The managing dealer agreement contains certain indemnification provisions in favor of the managing dealer and each participating broker and their respective officers, directors, partners, employees, associated persons, agents and control persons. In addition, the Company’s declaration of trust contains certain indemnifications in favor of the Company’s officers, trustees, agents, and certain other persons. As of September 30, 2016, management believed that the risk of incurring any losses for such indemnification was remote.

6. Distributions

The Company’s board of trustees declared distributions of $0.010904 per share for 32 weekly record dates beginning on March 1, 2016 through and including October 4, 2016. Distributions were paid on March 30, 2016, April 27, 2016, June 1, 2016, June 29, 2016, July 27, 2016, August 31, 2016, September 28, 2016 and October 26, 2016. The Advisors received distributions of $187,866 from the Company for the nine months ended September 30, 2016.

The total and the sources of declared distributions on a GAAP basis for the nine months ended September 30, 2016 are presented in the tables below.

	Nine Months Ended September 30,
	2016
	Per Share	Amount	Allocation
Total Declared Distributions	$0.34	$540,791	100.0%
From net investment income	0.14	223,439	41.3
From net realized gains	0.05	71,831	13.3
Distributions in excess of net investment income	$0.15	$245,521	45.4

Sources of distributions, other than net investment income and realized gains on a GAAP basis, include required adjustments to GAAP net investment income in the current period to determine taxable income available for distributions. The following table summarizes the primary sources of differences between GAAP net increase in net assets from operations and estimated taxable income available for distributions for the nine months ended September 30, 2016.

Nine Months Ended September 30,	2016(1)
Net increase in net assets from operations	$777,969
Net change in unrealized appreciation	(482,699)
Distribution and shareholder servicing fees	109,816
Estimated unearned performance-based incentive fees	105,609

Estimated taxable income available for distributions	$510,695

(1)	The above table does not represent all adjustments to calculate taxable income available for distributions.

For the nine months ended September 30, 2016, the tax-related sources of distributions of $510,695 are less than shareholder distributions of $540,791. A final determination of taxable income and the tax classifications of the calendar year paid distributions is made annually at the end of the year.

7. Fee Income

Fee income, which is nonrecurring, consisted of the following:

Fee Income	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Commitment fees	$4,100	$4,100
Amendment fees	402	1,549
Consent fees	268	268

	$4,770	$5,917

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

The following table summarizes the total shares issued and proceeds received in connection with the Company’s Offering for the nine months ended September 30, 2016.

	Nine Months Ended September 30, 2016(1)
	Shares	Amount
Gross proceeds from offering	3,781,001	$35,896,388
Up-front selling commissions and dealer manager fees	—	(1,444,446)

Net proceeds to company	3,781,001	34,451,942
Reinvestment of distributions	20,021	183,613

Net proceeds from offering	3,801,022	$34,635,555

Average net proceeds per share	$9.11

(1)	Commenced operations on March 1, 2016.

As of September 30, 2016, the Company has sold or issued 3,823,466 shares of common stock through the Offering, including reinvestment of distributions, for total gross proceeds of $36,282,001.

On March 29, 2016, the Company’s board of trustees increased the public offering price of the Company’s continuous public offering of common stock from $9.45 per share to $9.50 per share. This increase became effective as of March 29, 2016. As a result of the increase in the Company’s public offering price per share, the Company’s maximum sales load and the net proceeds per share correspondingly increased from $0.450 to $0.452 and from $9.00 to $9.05, respectively.

On May 27, 2016, our board of trustees increased the public offering price of our continuous public offering of common stock from $9.50 per share to $9.55 per share. This increase in our public offering price became effective as of June 1, 2016. As a result of the increase in our public offering price per share, our maximum sales load per share and the net proceeds per share correspondingly increased from $0.452 to $0.454 and from $9.05 to $9.10, respectively.

On July 26, 2016, our board of trustees increased the public offering price of our continuous public offering of common stock from $9.55 per share to $9.60 per share. This increase in our public offering price became effective as of July 27, 2016. As a result of the increase in our public offering price per share, our maximum sales load per share and the net proceeds per share correspondingly increased from $0.454 to $0.456 and from $9.10 to $9.14, respectively.

On August 15, 2016, our board of trustees increased the public offering price of our continuous public offering of common stock from $9.60 per share to $9.65 per share. This increase in our public offering price became effective as of August 17, 2016. As a result of the increase in our public offering price per share, our maximum sales load per share and the net proceeds per share correspondingly increased from $0.456 to $0.458 and from $9.14 to $9.19, respectively.

9. Financial Highlights

The following is a schedule of financial highlights for one share of common stock during the period from March 1, 2016 (commencement of operations) through September 30, 2016.

For the period ended September 30, 2016(1)
OPERATING PERFORMANCE PER SHARE

Net Asset Value, Beginning of Period	$9.00

Net investment loss, before expense support (2)	(0.74)
Expense support(2)	0.88

Net investment income(2)	0.14
Net realized and unrealized gains(2)(3)	0.34

Net increase resulting from investment operations	0.48

Distributions from net investment income(4)	(0.14)
Distributions from net realized gains(4)	(0.05)
Distributions in excess of net investment income(4)(5)	(0.15)

Net decrease resulting from distributions to common shareholders	(0.34)

Issuance of common stock above net asset value (6)	0.03
Net increase resulting from capital share transactions	0.03

Net Asset Value, End of Period	$9.17

OPERATING PERFORMANCE PER SHARE
Total investment return-net price(7)	5.73%
Total investment return-net asset value(8)	5.73%

RATIOS/SUPPLEMENTAL DATA (all amounts in thousands except ratios)
Net assets, end of period	$35,075
Average net assets(9)	$14,997
Shares outstanding, end of period	3,823
Weighted average shares outstanding	1,646

Ratios to Average Net Assets:(9)
Total operating expenses before expense support	11.12%
Total operating expenses after expense support	1.47%
Net investment income	1.49%
Portfolio turnover rate	13%

(1)	Commenced operations on March 1, 2016
(2)	The per share data was derived by using the weighted average shares outstanding during the period.
(3)	The amount shown at this caption is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses in portfolio securities for the period because of the timing of sales of the Company’s shares in relation to fluctuating market values for the portfolio.
(4)	The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the entire period; distributions per share are rounded to the nearest $0.01.
(5)	See Note 6 for further information on the source of distributions from other than net investment income and realized gains.
(6)	The continuous issuance of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date times (B) the differences between the net proceeds per share and the net asset value per share on each share transaction date, divided by (ii) the total shares outstanding at the end of the period.

(7)	Total investment return-net price is a measure of total return for shareholders who purchased the Company’s common stock at the beginning of the period, including distributions declared during the period. Total investment return-net price is based on (i) the purchase of one share at the public offering price, net of sales load, on the first day of the period, (ii) the sale at the net asset value per share on the last day of the period, of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) distributions payable relating to one share, if any, on the last day of the period. The total investment return-net price calculation assumes that (i) monthly cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan are issued at the then current public offering price, net of sales load, on each monthly distribution payment date. Since there is no public market for the Company’s shares, the terminal sales price per share is assumed to be equal to the net asset value per share on the last day of the period presented. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s shares of common stock.
(8)	Total investment return-net asset value is a measure of the change in total value for shareholders who held the Company’s common stock at the beginning and end of the period, including distributions declared during the period. Total investment return-net asset value is based on (i) net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period, of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) distributions payable relating to one share, if any, on the last day of the period. The total investment return-net asset value calculation assumes that (i) monthly cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan are issued at the then current public offering price, net of sales load, on each monthly distribution payment date. Since there is no public market for the Company’s shares, terminal market value per share is assumed to be equal to net asset value per share on the last day of the period presented. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s shares of common stock.
(9)	The computation of average net assets during the period is based on the daily value of net assets. Ratios are not annualized.

10. Commitment & Contingences

Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s condensed statements of assets and liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of September 30, 2016, the Company’s unfunded commitments consisted of the following:

Category/Company (1)
Equity:
Polyconcept North America Holdings, Inc.	$25,737

Total Unfunded Commitments	$25,737

(1)	May be commitments to one or more entities affiliated with the named company.

The Company funds its equity investments as it receives funding notices from the portfolio companies. At September 30, 2016, the Company’s unfunded commitments have a fair value of $0.

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company had no such guarantees outstanding at either September 30, 2016 or December 31, 2015.

11. Subsequent Events

During the period from October 1, 2016 through November 10, 2016, the Company received additional net proceeds of approximately $9.7 million from its Offering, including amounts through its distribution reinvestment plan.

On October 10, 2016, our board of trustees increased the public offering price of our continuous public offering of common stock from $9.65 per share to $9.75 per share. This increase in our public offering price became effective as of October 11, 2016. As a result of the increase in our public offering price per share, our maximum sales load per share and the net proceeds per share will correspondingly increase from $0.458 to $0.463 and from $9.19 to $9.29, respectively.

On October 10, 2016, the Company’s board of trustees declared distributions of $0.011250 per share for thirteen record dates beginning October 11, 2016 through January 3, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based on the unaudited condensed financial statements as of September 30, 2016 and December 31, 2015, and for the three and nine months ended September 30, 2016. Amounts as of December 31, 2015 included in the unaudited condensed financial statements have been derived from the audited financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed financial statements and the notes thereto, as well as, the audited financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the period ended December 31, 2015. Capitalized terms used in this Item 2 have the same meaning as in the accompanying unaudited condensed financial statements in Item 1 unless otherwise defined herein.

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

Investment Objective and Investments

On March 1, 2016 we raised the minimum offering requirement via share purchases from the Advisors, commenced investment operations and began executing our strategy of investing in the debt of privately owned and thinly traded U.S. companies. These investments were sourced, underwritten and monitored by our Advisors. As of September 30, 2016, our investment portfolio consisted of investments in 43 portfolio companies, and had a total fair value of $31,841,824.

Our investment objective is to provide our shareholders with current income and, to a lesser extent, long-term capital appreciation. We intend to meet our investment objective by investing primarily in the debt of privately owned U.S. companies (also referred to as “portfolio companies”) with a focus on originated transactions sourced through the networks of our Advisors upon obtaining exemptive relief from the SEC allowing us to co-invest with certain affiliates of our Advisors. We define originated transactions as any negotiated investment where we, through our Advisors’ direct efforts, provide funds directly to a portfolio company. A substantial portion of our portfolio currently consists, and we anticipate will consist, of direct lending investments, which we believe offer potential opportunities for superior risk-adjusted returns and income generation. Our debt investments may take the form of corporate loans or bonds, may be directly originated as primary market negotiated transactions or purchased on the secondary market, may be secured or unsecured and may, in some cases, be accompanied by warrants, options or other forms of equity participation. We may separately purchase common or preferred equity interests in transactions.

Our investment strategy is focused on creating and growing an Investment Portfolio that generates superior risk-adjusted returns by carefully selecting investments through rigorous due diligence and actively managing and monitoring our Investment Portfolio. When evaluating an investment and the related portfolio company, we use the resources of our Advisors to develop an investment thesis and a proprietary view of a potential portfolio company’s intrinsic value. We believe our flexible approach to investing allows us to take advantage of opportunities that offer favorable risk/reward characteristics.

We pursue our strategy by focusing on the following investment types:

•	Senior Debt. We invest in senior debt, in which we generally take a security interest in the available assets of the portfolio company, including equity interests in any of its subsidiaries. These investments generally take the form of senior secured first lien loans, senior secured second lien loans or senior secured bonds. In some circumstances, our lien could be subordinated to claims of other creditors.

•	Subordinated Debt. Our subordinated debt investments are generally subordinated to senior debt and are generally unsecured. These investments are generally structured with interest-only payments throughout the life of the security, with the principal due at maturity.

•	Equity Investments. We also make selected equity investments. In addition, when we invest in senior and subordinated debt, we may acquire warrants or options to purchase equity securities or benefit from other types of equity participation. Our goal is ultimately to dispose of these equity securities and realize gains upon our disposition of such interests.

•	Convertible Securities. We may invest in convertible securities, such as bonds, debentures, notes, preferred stocks or other securities that may be converted into, or exchanged for, a specified amount of common stock of the same or different issuer within a particular period of time at a specified price or formula.

•	Investments in Private Investment Funds. We may invest in, or wholly own, private investment funds, including hedge funds, private equity funds, limited liability companies, REITs, and other business entities. In valuing our investments in private investment funds, we rely primarily on information provided by managers of such funds. Valuations of illiquid securities, such as interests in certain private investment funds, involve various judgments and consideration of factors that may be subjective. There is a risk that inaccurate valuations provided by managers of private investment funds could adversely affect the value of our common stock. We may not be able to withdraw our investment in certain private investment funds promptly after we have made a decision to do so, which may result in a loss to us and adversely affect our investment returns.

•	Derivatives. We may invest in various types of derivatives, including total return swaps, interest rate swaps and foreign currency forward contracts and options.

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

As a business development company, we are required to comply with certain regulatory requirements. For instance, we may not acquire any assets other than “qualifying assets” as specified in the 1940 Act unless, at such time such acquisition is made, at least 70% of our total assets are qualifying assets as determined at the end of the prior quarter (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all U.S. private companies, U.S. companies whose securities are not listed on a national securities exchange, and certain U.S. public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. These rules also permit us to include as qualifying assets certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but no longer meet the definition of eligible portfolio company at the time of the follow-on investment.

Revenues

We generate revenue primarily in the form of interest on the debt securities of portfolio companies that we acquire and hold for investment purposes. We expect that our investments in debt securities will generally have an expected maturity of three to ten years, although we have no lower or upper constraint on maturity, and we expect to earn interest at a fixed or floating rate. Interest on our debt securities is generally payable to us quarterly or semi-annually In addition, we may generate revenue in the form of prepayment fees, amendment fees, commitment fees, origination fees, and fees for providing significant managerial assistance.

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

Financial and Operating Highlights

The following table presents financial and operating highlights as of September 30, 2016, and for the nine months ended September 30, 2016:

As of	September 30, 2016
Total assets	$52,270,846
Adjusted total assets (Total assets, net of payable for investments purchased)	$35,786,069
Investments in portfolio companies	$31,841,824
Net assets	$35,074,733
Net asset value per share	$9.17

Activity for the Nine Months Ended September 30,	2016
Average net assets	$14,997,441
Purchases of investments	$32,768,960
Sales, principal payments and other exits	$1,583,921
Net investment income	$223,439
Net realized gains on investments	$71,831
Net change in unrealized appreciation on investments and foreign currency translation	$482,699
Net increase in net assets resulting from operations	$777,969
Total distributions declared	$540,791
Net investment income before unearned incentive fees per share	$0.20
Net investment income per share	$0.14
Earnings per share	$0.47
Distributions declared per share outstanding for the entire period	$0.34

Summary of Common Stock Offering for the Nine Months Ended September 30,	2016
Gross proceeds, excluding reinvestment of distributions	$35,896,388
Net proceeds to Company, excluding reinvestment of distributions	$34,451,942
Reinvestment of distributions	$183,613
Average net proceeds per share	$9.11
Shares issued in connection with Offering, excluding reinvestment of distributions	3,781,001
Shares issued in connection with reinvestment of distributions	20,021

Business Environment

During the nine months ended September 30, 2016, markets continued to be influenced by geopolitical concerns, the increased regulation of financial institutions, as well as sector specific dislocations. The credit markets, especially high yield, experienced a rally in mid-2016, and significant inflows and outflows in open end credit mutual funds and exchange traded funds continue. These factors, along with lagging volume in lending in the middle market compared to recent years, have contributed to an increase in volatility and resulted in a more competitive lending environment.

Given the backdrop we have experienced, we continue to believe that our closed-end structure and long term fundamental underwriting approach positions us well. We continue to focus on providing capital to companies that, for a variety of reasons, are unable to access the syndicated debt markets. We believe three items continue to support our underlying investment thesis. First, leveraged lending guidelines at traditional lenders result in corporate and financial buyers looking beyond traditional financial intermediaries to support their deals. Second, there is less capital available for small-to-medium-sized businesses, as banks reduce their footprints amidst shrinking net interest margins and heightened regulation. Finally, we believe the current environment offers attractive risk adjusted transaction terms through our ability to provide long term and large financing solutions to our borrowers.

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

Portfolio and Investment Activity

Portfolio Investment Activity for the three and nine months ended September 30, 2016

The following table summarizes our investment activity as of September 30, 2016 and for the three and nine months ended September 30, 2016:

Investment Portfolio
Total fair value	$31,841,824
No. portfolio companies	43
No. debt investments	48
No. equity investments	1
Weighted average annual yield of debt investments (1)	9.1%

(1)	The weighted average annual yield for our debt investments is computed as (i) the sum of (a) the annual interest rate of each accruing debt investment multiplied by its par amount as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of accruing each debt investment, if any; divided by (ii) the total amortized cost of all accruing debt investments included in the calculated group as of the end of the applicable reporting period.

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Purchases of investments:
Senior secured loans – first lien	$20,724,037	$26,873,347
Senior secured loans – second lien	2,672,060	5,568,214
Subordinated debt	—	264,975
Equity	62,424	62,424

Total	$23,458,521	$32,768,960

Sales, principal payments and other exits:
Senior secured loans – first lien	$1,245,975	$1,245,975
Senior secured loans – second lien	112,224	112,224
Subordinated debt	204,084	225,722

Total	$1,562,283	$1,583,921

Portfolio Company Additions	13	45
Portfolio Company Exits	2	2
Debt Investment Additions	18	55
Debt Investment Exits	5	7

The changes in the fair value of our Investment Portfolio are directly related to (i) the changes in their cost basis as a result of incremental purchases and (ii) the changes in fair value for assets held at the beginning and end of the period. The net change in unrealized appreciation for the nine months ended September 30, 2016 was $482,699. See “Results of Operations – Net Change in Unrealized Appreciation or Depreciation” below for further details relating to the changes.

	September 30, 2016
Asset Category	Amortized Cost	Fair Value
Senior debt
Senior secured loans – first lien	$25,656,901	$26,022,408
Senior secured loans – second lien	5,597,289	5,712,465

Total senior debt	31,254,190	31,734,873
Subordinated debt	44,785	46,125
Equity	62,424	60,826

Total	$31,361,399	$31,841,824

The weighted average yield on debt investments at amortized cost and fair value held in our Investment Portfolio as of September 30, 2016 were as follows:

Asset Category	Investment Portfolio at Amortized Cost(2)
Senior debt (1)
Senior secured loans – first lien	8.9%
Senior secured loans – second lien	10.2%
Subordinated debt(1)	7.0%

(1)	The weighted average yield on debt investments is based on amortized cost as of the end of the applicable period. The weighted average yield for our debt investments is computed as, (i) the sum of (a) the annual interest rate of each accruing debt investment multiplied by its par amount as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing debt investment, if any; divided by (ii) the total amortized cost of all accruing debt investments included in the calculated group as of the end of the applicable reporting period.
(2)	The yield on the Company’s investments does not represent the return to the Company’s shareholders.

The following table presents a summary of interest rate and maturity statistics for the debt investments, based on par value, in our Investment Portfolio as of September 30, 2016:

Floating interest rate debt investments:	September 30, 2016
Percent of debt portfolio	99.9%
Percent of floating rate debt investments with interest rate floors	100%
Weighted average interest rate floor	1.1%
Weighted average coupon spread to base rate	553	bps
Weighted average years to maturity	4.9

Fixed interest rate debt investments:
Percent of debt portfolio	0.1%
Weighted average coupon rate	6.88%
Weighted average years to maturity	8.5

All of our floating interest rate debt investments have base rate reset frequencies of less than twelve months with the majority resetting at least quarterly. The three-month LIBOR, the most prevalent index employed among our floating interest rate debt investments, ranged between 0.61% and 0.87%, during the nine months ended September 30, 2016 and was 0.85% on September 30, 2016. Base rate resets for floating interest rate investments will only result in interest income increases when the reset base interest rate exceeds the associated interest rate floor.

Our weighted average annual yield on debt investments was 9.1% as of September 30, 2016. The weighted average annual yield on debt investments is higher than what investors in our Company will realize because it does not reflect expenses of the Company or any sales load. Total investment return-net price and total investment return-net asset value were 5.73% and 5.73%, respectively, for the nine months ended September 30, 2016. See Note 9 “Financial Highlights” in our unaudited condensed financial statements.

The following table shows the credit ratings of the investments in our Investment Portfolio, based upon the rating scale of Standard & Poor’s Ratings Services, as of September 30, 2016:

	September 30, 2016
Standard & Poor’s rating	Fair Value	Percentage of Portfolio
BB-	$46,125	0.1%
B+	7,693,522	24.2
B	8,395,381	26.3
B-	7,926,467	24.9
CCC+	5,742,458	18.0
CCC	398,903	1.3
CCC-	1,578,142	5.0
Not Rated	60,826	0.2

Total	$31,841,824	100.0%

The following table presents a summary of our Investment Portfolio arranged by industry classifications of the portfolio companies as of September 30, 2016:

	September 30, 2016
Industry Classification	Fair Value	Percentage of Portfolio
Capital Goods	$8,648,030	27.3%
Health Care Equipment & Services	4,266,951	13.4
Retailing	3,768,092	11.8
Software & Services	3,271,804	10.3
Consumer Services	3,055,934	9.6
Telecommunication Services	1,856,101	5.8
Technology Hardware & Equipment	1,759,982	5.5
Food, Beverage & Tobacco	1,157,500	3.6
Commercial & Professional Services	1,114,109	3.5
Consumer Durables & Apparel	1,011,555	3.2
Media	920,119	2.9
Transportation	550,313	1.7
Pharmaceuticals, Biotechnology & Life Sciences	262,941	0.8
Food & Staples Retailing	198,393	0.6

Total	$31,841,824	100.0%

Capital Resources and Liquidity

Sources and Uses of Capital

Our capital resources and liquidity are primarily derived from (i) equity capital proceeds from our Offering, (ii) cash flows from operations, including investment sales and repayments, (iii) our distribution reinvestment plan, and (iv) expense support payments received from our Advisors. Our primary uses of funds include (i) investments in portfolio companies, (ii) distributions to our shareholders, (iii) advisory fees and (iv) operating expenses. We expect to use proceeds from the turnover of our Investment Portfolio and equity capital proceeds from our Offering to finance our investment activities.

Liquidity

During the nine months ended September 30, 2016, proceeds from sales of investments and principal payments totaled $1.58 million. As of September 30, 2016, we had the following sources of immediate liquidity available to us:

Amount
Cash	$19,219,208
Less: Payables for investments purchased	(16,484,777)

Total	$2,734,431

In addition to the source of liquidity listed above, we continue to raise capital through our Offering. As of September 30, 2016, we had approximately 271 million additional shares of common stock available for sale through the Offering.

Commitments and Contingencies

See Note 10 “Commitments and Contingencies” in our unaudited condensed financial statements for information on our commitments and contingencies as of September 30, 2016.

Distributions to Shareholders

We pay monthly distributions to our shareholders in the form of cash. Shareholders may elect to reinvest their distributions as additional shares of our common stock under our distribution reinvestment plan. Dividends are taxable to our shareholders even if they are reinvested in additional shares of our common stock. The following table reflects the cash distributions per share and the total amount of distributions that we have declared on our common stock during the nine months ended September 30, 2016:

Quarter Ended:	Per Share	Amount
March 31, 2016 (5 record dates)	$0.054520	$30,301
June 30, 2016 (13 record dates)	0.141752	125,022
September 30, 2016 (13 record dates)	0.141752	385,468

Total	$0.338024	$540,791

Approximately 34% of the distributions declared during the nine months ended September 30, 2016 were reinvested in shares of our common stock by participants in our dividend reinvestment plan and the reinvested distributions represents an additional source of capital to us. See Note 6 “Distributions” in our unaudited condensed financial statements for additional disclosures on distributions.

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

Results of Operations

As of September 30, 2016, the fair value of our Investment Portfolio totaled $31.84 million. The majority of our investments at September 30, 2016 consisted of debt investments. See the section entitled “Portfolio and Investment Activity” above for a discussion of the general terms and characteristics of our investments, and for information regarding investment activities during the nine months ended September 30, 2016.

The following is a summary of our operating results for the three and six months ended September 30, 2016:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Total investment income	$331,643	$444,161
Operating expenses, net of expense support	(175,800)	(220,722)

Net investment income	155,843	223,439
Net realized gains on investments	71,463	71,831
Net change in unrealized appreciation	412,913	482,699

Net increase in net assets resulting from operations	$640,219	$777,969

Investment income

Investment income consisted of the following for the three and nine months ended September 30, 2016:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Interest income	$326,873	$438,244
Fee income	4,770	5,917

Total investment income	$331,643	$444,161

As of September 30, 2016, our weighted average annual yield on our accruing debt investments was 9.1% based on amortized cost, as defined above in “Portfolio and Investment Activity.” The weighted average annual yield on debt investments is higher than what investors in our Company will realize because it does not reflect expenses of the Company or any sales load. As of September 30, 2016, approximately 99.9% of our debt investments had floating rate interest; therefore, changes in interest rates could have a material impact on our interest income in the future. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk” for further information on the impact interest rate changes could have on our results of operations.

Our fee income consists of transaction-based fees and is nonrecurring. See Note 7. “Fee Income” in Item 1. “Financial Statements” for additional information on fee income.

We commenced investment operations on March 1, 2016. Incremental amounts of investment capital were deployed in the acquisition of portfolio investments throughout the nine months ended September 30, 2016 as we received net proceeds from our Offering on a weekly basis. However, we believe that our interest income and total investment income is not representative of either our stabilized performance or our future performance. We expect an increase in interest income in future periods due to (i) an increasing proportion of investments held for the entire period relative to incremental investment activity during each quarter, and (ii) an increasing base of investments that we expect to result from the expected increase in capital available for investment as related to our Offering.

Operating expenses

Our operating expenses for the three and nine month period ended September 30, 2016 were as follows:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Professional services	$129,162	$600,304
Administrative services	127,974	268,582
Investment advisory fees	165,183	225,666
Trustee fees and expenses	49,017	114,017
Custodian and accounting fees	48,977	113,568
Performance-based incentive fees	96,726	110,906
Distribution and shareholder servicing fees	79,074	109,816
Insurance fees	40,191	64,498
Other	43,080	60,954

Total operating expenses	779,384	1,668,311
Expense support	(603,584)	(1,447,589)

Net operating expenses	$175,800	$220,722

All operating expenses except for performance-based incentive fees and distribution and shareholder servicing fees since inception were offset by the Advisors’ expense support payments. We consider the following expense categories to be relatively fixed in the near term: administrative services, trustee fees and expenses and custodian and accounting fees. Variable operating expenses include professional services, investment advisory fees, performance–based incentive fees, distribution and shareholder servicing fees, and a component of other operating expenses related to transfer agency services and shareholder services. We expect these variable operating expenses to increase either in connection with the growth in the asset base (investment advisory fees, performance-based incentive fees, and interest expense), the number of shareholders and open accounts (transfer agency services and shareholder services, distribution and shareholder servicing fees) and the complexity of our investment processes and capital structure (professional services).

Investment advisory fees and performance-based incentive fees

Our investment advisory fees are calculated at an annual rate of 2% of our average gross assets. Our Advisors are also eligible to receive incentive fees based on our performance. Our performance-based incentive fees, which are comprised of two parts, consisted of the following for the three and nine month period ended September 30, 2016:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Incentive fee on capital gains	$96,726	$110,906

Total performance-based incentive fees	$96,726	$110,906

A subordinated incentive fee on income is payable to our Advisors each calendar quarter if our pre-incentive fee net investment fee income (as defined in the Investment Advisory Agreement and approved by our board of trustees) exceeds the 1.75% quarterly preference return to our shareholders (the ratio of pre-incentive fee net investment income divided by average adjusted capital). We did not incur any subordinated incentive fee on income during the nine months ended September 30, 2016.

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

See “–Contractual Obligations – Investment Advisory Agreements,” below for further details about the performance-based incentive fees.

Net realized gains

For the three and nine month period ended September 30, 2016, the Company had proceeds from sales of investments of $1.45 million and $1.47 million , respectively, and recognized $71,463 and $71,831, respectively, in realized gains from the sale of investments.

Net change in unrealized appreciation or depreciation

For the three and nine months ended September 30, 2016, net unrealized appreciation consisted of the following:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Investments	$410,639	$480,425
Foreign currency translation	2,274	2,274

Total net unrealized appreciation	$412,913	$482,699

For the three and nine month period ended September 30, 2016, net unrealized appreciation and depreciation on investments consisted of the following:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Net change in unrealized appreciation (depreciation) on investments:
Unrealized appreciation	$408,517	$525,773
Unrealized depreciation	2,122	(45,348)

Total net unrealized appreciation	$410,639	$480,425

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

Adjusted net investment income

Our net investment income totaled $155,843 ($0.06 per share) and $223,439 ($0.14 per share) for the three and nine months ended September 30, 2016, respectively. As described above in “Investment advisory fees and performance-based incentive fees,” we accrue estimated performance-based incentive fees with respect to any net realized and unrealized appreciation in our Investment Portfolio. The performance-based incentive fees are treated as an operating expense and therefore are a deduction in calculating our net investment income on a GAAP basis. However, our net realized and unrealized appreciation on our Investment Portfolio that partly determines these fees are not included in net investment income. Therefore, in order to evaluate our net investment income without regard to realized and unrealized appreciation in our Investment Portfolio, including the impact of related accrued performance-based fees, we have developed a supplemental, non-GAAP measure, which we refer to as “adjusted net investment income,” which presents net investment income before the effects of unearned performance-based incentive fees. Adjusted net investment income is also impacted by the expense support payments and reimbursements.

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

The following table presents a reconciliation of our net investment income to adjusted net investment income for the three and nine month period ended September 30, 2016.

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Net investment income (GAAP)	$155,843	$223,439
Deduct: Expense Support	(603,584)	(1,447,589)
Add: Estimated unearned performance-based incentive fees	91,429	105,609

Adjusted net investment loss (non-GAAP)	$(356,312)	$(1,118,541)

Net investment income per share (GAAP)	$0.06	$0.14

Adjusted net investment loss per share (non-GAAP)	$(0.13)	$(0.68)

Net Assets, Net Asset Value per Share and Annual Investment Return

Net assets increased $34.87 million during the nine months ended September 30, 2016. The most significant increase in net assets during the nine months ended September 30, 2016 was attributable to capital transactions including the issuance of shares of common stock of $34.64 million. Our operations resulted in net assets increasing $0.78 million during the nine months ended September 30, 2016. Our overall increase in net assets was slightly offset by distributions to shareholders in the amount of $0.54 million during the nine months ended September 30, 2016.

Our net asset value per share was $9.17 on September 30, 2016. After considering (i) the overall changes in net asset value per share, (ii) distributions paid of approximately $0.34 per share during the nine months ended September 30, 2016, and (iii) the assumed reinvestment of those distributions at 95.25% of the prevailing offering price per share, the total investment return was 5.73% (not annualized) for shareholders who held our shares over the entire March 1, 2016 through September 30, 2016 period.

Our shares are illiquid investments for which there is currently not a secondary market. You should not expect to be able to resell your shares regardless of how we perform. If you are able to sell your shares, you will likely receive less than your purchase price. Our net asset value and annualized returns – which are based in part upon determinations of fair value of Level 3 investments by our board of trustees, not active market quotations – are inherently uncertain. Past performance is not a guarantee of future results.

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

We utilize several valuation techniques that use unobservable inputs and assumptions in determining the fair value of our Level 3 investments. For senior debt, subordinated debt and structured products categorized as Level 3 investments, we initially value the investment at its transaction price and subsequently value using (i) market data for similar instruments (e.g., recent transactions or indicative broker quotes), (ii) comparisons to benchmark derivative indices and/or (iii) valuation models. Valuation models are based on yield analysis and discounted cash flow techniques, where the key inputs are based on relative value analyses and the assignment of risk-adjusted discounted rates derived from the analysis of similar credit investments from similar issuers. In addition, an illiquidity discount is applied where appropriate. The valuation techniques used by us for other types of assets and liabilities that are classified as Level 3 investments are described in Note 2 to our unaudited condensed financial statements. The unobservable inputs and assumptions may differ by asset and in the application of our valuation methodologies. The reported fair value estimates could vary materially if we had chosen to incorporate different unobservable inputs and other assumptions.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2016.

Contractual Obligations

Investment Advisory Agreements – We have entered into the Investment Advisory Agreement with CNL for the overall management of our investment activities. We and CNL have also entered into the Sub-Advisory Agreement with KKR, under which KKR is responsible for the day-to-day management of our Investment Portfolio. CNL compensates KKR for advisory services that it provides to us with 50% of the base management fees and performance-based incentive fees that CNL receives under the Investment Advisory Agreement. Pursuant to the Investment Advisory Agreement, CNL earns a base management fee equal to an annual rate of 2% of our average gross assets and an incentive fee based on our performance. The incentive fee will comprise the following two parts:

•	An incentive fee on net investment income, which we refer to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears and is based upon our pre-incentive fee net investment income for the calendar quarter. The quarterly incentive fee on net investment income is (a) 100% of the pre-incentive fee net investment income between 1.75% and 2.1875% of average adjusted capital, plus (b) 20% of pre-incentive fee net investment income in excess of 2.1875% of average adjusted capital. Adjusted capital is defined as cumulative proceeds generated from sales of our common stock, including proceeds from our distribution reinvestment plan, net of sales load (upfront sales commissions and upfront dealer manager fees) reduced for (i) distributions paid to our shareholders that represent return of capital on a tax basis and (ii) amounts paid for share repurchases pursuant to our share repurchase program. Average adjusted capital is computed on the daily adjusted capital for the actual number of days in the quarter. The quarterly preference return of 1.75% and upper level breakpoint of 2.1875% are also adjusted for the actual number of days in each calendar quarter. For purposes of computing the subordinated incentive fee on income, net interest, if any, associated with a derivative or swap, (which represents the difference between (i) the interest income and fees received in respect of the reference assets of the derivative or swap and (ii) the interest expense paid by us to the derivative or swap counterparty) is included in pre-incentive fee net investment income for purposes of the subordinated incentive fee on income.

•	An incentive fee on capital gains is calculated and payable in arrears as of the end of each calendar year. It is equal to 20% of our realized capital gains on a cumulative basis from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees on capital gains. For purposes of computing the incentive fee on capital gains, realized gains and realized losses on the disposition of any reference assets, if any, as well as unrealized depreciation on reference assets retained in the derivative or swap, if any, will be included on a cumulative basis in the calculation of the incentive fee on capital gains that may be payable annually to our Advisors.

As of September 30, 2016, we had accrued an incentive fee on capital gains of $110,906. See Note 5 “Related Party Transactions” in our financial statements for expanded discussion of the Investment Advisory Agreement and Sub-Advisory Agreement.

The terms of the Investment Advisory Agreement entitle CNL (and indirectly KKR) to receive up to 1.5% of gross proceeds in connection with the Offering as reimbursement for organization and offering expenses incurred by the Advisors on our behalf. The Advisors waived the reimbursement of organization and offering expenses in connection with the Company’s gross capital raised before December 31, 2016. After the O&O Reimbursement Waiver period ends, subsequent gross capital raised by the Company will be subject to the maximum organization and offering cost reimbursement of 1.5%. The O&O Reimbursement Waiver does not reduce the amount of organization and offering expenses incurred by the Advisors that are eligible for reimbursement in future periods.

Unfunded Commitments

Unfunded commitments to provide funds to portfolio companies are not recorded on our statements of assets and liabilities. Because these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of September 30, 2016, our unfunded investment commitments totaled $0.03 million. We estimate that we have sufficient liquidity to fund such unfunded loan commitments should the need arise.

Related Party Transactions

We have entered into agreements with our Advisors and certain of their affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisors and their affiliates for investment and advisory services, selling commissions and dealer manager fees in connection with our Offering, and reimbursement of offering and administrative and operating fees and costs. See Note 5 “Related Party Transactions” in our unaudited condensed financial statements and Part III – Item 13. “Certain Relationships and Related Transactions, and Trustee Independence” in our Form 10-K for the period ended December 31, 2015 for a discussion of the various related party transactions, agreements and fees.

Impact of Recent Accounting Pronouncements

See Item 1. “Financial Statements” for a summary of the impact of any recent accounting pronouncements, if any.

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

As of September 30, 2016, approximately 99.9% of our portfolio of debt investments, or approximately $32.7 million measured at par value, featured floating or variable interest rates. The variable interest rate debt investments usually provide for interest payments based on three-month LIBOR (the base rate) and typically have durations of three months after which the base rates are reset to then prevailing three-month LIBOR. As of September 30, 2016, 100% of our portfolio of variable interest rate debt investments, or approximately $32.7 million measured at par value, featured minimum base rates, or base rate floors, and the weighted average base rate floor for such investments was 1.1%. Variable interest rate investments that feature a base rate floor generally reset to the then prevailing three-month LIBOR only if the reset base rate exceeds the base rate floor on the applicable interest rate reset date, in which cases we may benefit through an increase in interest income from such interest rate adjustments.

Approximately 0.1% of our debt investment portfolio was invested in fixed interest rate, high yield corporate debt investments as of September 30, 2016. Rising market interest rates will most likely lead to fair value declines for high yield corporate bonds and a decline in the net asset value of our common stock, while declining market interest rates will most likely lead to an increase in bond values.

As of September 30, 2016, 98.1% of our debt investments had prices that are generally available from third party pricing services. We consider these debt investments to be liquid since these types of assets are generally broadly syndicated and owned by a wide group of institutional investors, business development companies, mutual funds and other investment funds. Additionally, this group of assets is susceptible to revaluation, or changes in bid-ask values, in response to sudden changes in expected rates of return associated with these investments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter, there was no change in our internal controls over financial reporting (as defined under Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings – None

Item 1A. Risk Factors – There have been no material changes to the risk factors previously disclosed in response to Item 1A. to Part I. of our Annual Report on Form 10-K for the fiscal period ended December 31, 2015 (the “Annual Report”), except for the following:

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

Shares will be offered at an offering price of $9.75 per share. We will seek to avoid interruptions in the continuous offering of our common shares, however, if our net asset value per share: (i) declines more than 10% from the net asset value per share as of the effective date of this registration statement, (ii) increases to an amount that is greater than the net proceeds per share as stated in the prospectus, or (iii) declines below 97.5% of the net proceeds per share as stated in the prospectus, to the extent permitted or required under the rules and regulations of the SEC, we will either supplement the prospectus or file an amendment to the registration statement with the SEC to change our offering price or will voluntarily suspend selling shares in the offering. However, there can be no assurance that our continuous offering will not be interrupted during the SEC’s review of any such registration statement amendment or if our board of trustees determine to voluntarily suspend selling shares in this offering as opposed to supplementing or amending the registration statement with the SEC.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3. Defaults Upon Senior Securities – None

Item 4. Mine Safety Disclosures – Not applicable

Item 5. Other Information – None

Item 6. Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of November 2016.

CORPORATE CAPITAL TRUST II

By:	/s/ Thomas K. Sittema
THOMAS K. SITTEMA
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Steven D. Shackelford
STEVEN D. SHACKELFORD
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed or incorporated as part of this report

10.1	Second Amendment to the Expense Support Agreement dated as of September 26, 2016 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 29, 2016.)

31.1	Certification of Chief Executive Officer of Corporate Capital Trust II, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of Corporate Capital Trust II, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Corporate Capital Trust II, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)