Form 10-K/A
period 2015-12-31
Corporate Capital Trust II
filed 2017-01-20
CIK 1617896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

There is no established market for the Registrant’s shares of common stock, par value $0.001 per share (the “Shares”). The Registrant is currently conducting an ongoing public offering of its Shares pursuant to a Registration Statement on Form N-2, which Shares are currently being offered and sold at $9.75 per Share, with discounts available for certain categories of purchasers, or at a price necessary to ensure that Shares are not sold at a price, net of sales load, below net asset value per share.

As of January 12, 2017, there were 6,126,424 Shares outstanding.

EXPLANATORY NOTE

Corporate Capital Trust II (the “Company”, “we”, “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, originally filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2016 (the “Original Filing”), for the sole purpose of including the information required by Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information required by Part III of Form 10-K to be incorporated in the Form 10-K by reference to our definitive proxy statement. However, because we have decided that we will not hold our first annual meeting until the spring of 2017, we are filing this Amendment to include Part III information in our Form 10-K. We note that substantially all of the information included in this Amendment is already publicly available in the Company’s prospectus included as part of our registration statement on Form N-2 (File No. 333-199018). The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Trustees

Our business is managed under the direction of our board of trustees, or the “Board.” The responsibilities of the Board include the oversight of our investment activities, quarterly valuations of our assets and corporate governance activities. The Board had as of December 31, 2015 and currently has an independent trustee committee, an audit committee and a nominating and governance committee, and it may establish additional committees from time to time as necessary to fulfill its obligations. The Board consists of five members, three of whom are not “interested persons” as defined in the Investment Company Act of 1940 (the “1940 Act”), which means that they are not affiliated with either us or CNL Fund Advisers II, LLC (“CNL”) or KKR Credit Advisors (US) LLC (“KKR” and, together with CNL, our “Advisors”). In this report, we refer to the trustees who are “interested persons” as interested trustees and the trustees who are not “interested persons” as our independent trustees. Each member of the Board holds his office until the next annual meeting of the shareholders or until his or her successor is duly elected and qualified.

Information regarding our Board is set forth below.

Biographies of Interested Trustees

Thomas K. Sittema is the Chief Executive Officer and the Chairman of the Board and also serves on the Investment Committee of CNL. Mr. Sittema also currently serves as the Chief Executive Officer and Chairman of the Board of Directors of Corporate Capital Trust, Inc. (“CCT”) and is an Investment Committee member of CCT’s advisor, CNL Fund Advisors Company. Mr. Sittema also currently serves as the Chairman of the Board of CNL Growth Properties, Inc., is Vice Chairman of the Board of CNL Lifestyle Properties, Inc. and is the Chairman of the Board of CNL Healthcare Properties, Inc. In addition, Mr. Sittema currently serves as Chief Executive Officer, President and Director of CNL Financial Group, Inc. (“CFG”) and Director and/or an officer of various affiliates of CNL Financial Group, LLC (“CNL Financial Group”). Mr. Sittema joined CNL Financial Group in November 2009 and is responsible for the overall management of investments. From 1982 to October 2009, he served in various roles with Bank of America Corporation and predecessors including NationsBank, NCNB and affiliate successors, and most recently served as managing director of real estate, gaming, and lodging investment banking for Bank of America Merrill Lynch. Mr. Sittema joined the real estate investment banking division of Banc of America Securities at its formation in 1994 and initially assisted in the establishment and build-out of our securitization/permanent loan programs. He also assumed a corporate finance role with the responsibility for mergers and acquisitions, or M&A, advisory and equity and debt capital raising for his client base. Throughout his career, Mr. Sittema has led numerous M&A transactions, equity offerings and debt transactions, including high grade and high-yield offerings, commercial paper and commercial mortgage-backed security conduit originations and loan syndications. Mr. Sittema currently serves as the 2016 Chairman of the Investment Program Association. Mr. Sittema received his B.A. in Business Administration from Dordt College, and an M.B.A. with a concentration in Finance from Indiana University.

Mr. Sittema was selected as one of our two interested trustees because of his prior investment banking experience, particularly with regard to equity offerings, debt transactions and loan syndications. His advisory and capital raising experience on behalf of clients is particularly relevant to his trusteeship and, we believe, provides us with exceptional experience upon which to draw. Mr. Sittema’s experience in this regard provides value to the board of trustees in its assessment and management of risk. In addition, we believe that Mr. Sittema’s experience as an investment advisory representative is valuable to the board of trustees in its oversight of regulatory and compliance requirements as well as its exercise of fiduciary duties to us and our shareholders.

Erik A. Falk serves as a trustee on our Board. In addition, Mr. Falk also currently serves as a director for CCT. Mr. Falk joined KKR & Co. in 2008. Mr. Falk is a Member of KKR & Co. Mr. Falk informed us that he plans to retire from KKR & Co. in April of 2017. Prior to joining KKR & Co., Mr. Falk was a Managing Director at Deutsche Bank Securities Inc., where he was most recently Global Co-Head of the Securitized Products Group. In addition to leadership positions in recruiting and sitting on the boards of several of the bank’s companies, Mr. Falk was a member of the global markets North American management committee and a member of the complex transactions underwriting committee for the bank. Mr. Falk co-ran a global group focused on principal investing, bond underwriting, direct lending and advisory business in credit and securitized products. He was also the global head of the special situations group where he launched a global principal finance business focused on value trading and investing based on financial and asset valuation in both distressed and performing situations. Prior to that, Mr. Falk worked for Credit Suisse First Boston where he was a director in their asset-backed securities department. He originated and executed capital market securitizations for banks, auto finance companies, airlines, student loan originators and CLO issuers. Mr. Falk graduated from Stanford University with an M.S. and B.S. in Chemical Engineering.

Mr. Falk was selected as one of our two Interested Trustees because of his prior experience and familiarity with us. Equally significant is his knowledge and experience with business development initiatives and with portfolio risk management and analytics, both of which we believe are key qualifications for providing sound direction and leadership. Mr. Falk also possesses experience in portfolio management across multiple strategies, which we believe is invaluable to our portfolio investment process.

Biographies of Independent Trustees

James H. Kropp serves as an independent trustee on our Board. In addition, Mr. Kropp serves as an independent director for CCT. Mr. Kropp currently serves as Chief Investment Officer of SLKW Investments LLC, successor to i3 Funds, LLC, a position he has held since 2008. He is also Chief Financial Officer of Microproperties LLC, where he has served in this capacity since 2011. He was the interim Chief Financial Officer of TaxEase LLC, a property tax lender and tax lien investor from 2010 to February 2012. Since 1998, Mr. Kropp has been a director, Chairman of the Compensation Committee and Member of the Nominating/Corporate Governance committee of PS Business Parks, Inc., a public real estate investment trust whose shares are listed on the New York Stock Exchange (“NYSE”). Mr. Kropp became an Independent Trustee of NYSE-listed American Homes 4 Rent and Chairman of its Audit Committee at its founding in November 2012. Mr. Kropp received a B.B.A. Finance from St. Francis College and completed the MBA/CPA preparation program from New York University. Mr. Kropp has, in the past, been licensed to serve in a variety of supervisory positions (including financial, options and compliance principal) by the National Association of Securities Dealers. He is a member of the American Institute of CPAs.

Mr. Kropp was selected as one of our three independent trustees because of his prior experience on several investment fund committees. We believe Mr. Kropp’s direct experience with investments as a portfolio manager and registered investment adviser is valuable to the board of trustees. He also has accounting, auditing and finance expertise which, we believe, is beneficial in providing leadership on the audit committee.

Mark D. Linsz serves as an independent trustee on our Board. Mr. Linsz currently serves as co-founder and senior managing partner of My Next Season, an organization designed to help corporate executives transition from long, successful corporate careers to their next phase of life. Mr. Linsz also held a series of senior financial positions at Bank of America from 1998 to 2014, most recently serving as CFO Risk Executive from 2013 to 2014 and Corporate Treasurer from 2009 to 2013. Previously, Mr. Linsz served as Bank of America’s Global Markets Risk Executive from 2007 to 2009 and as Chief Risk Officer for Europe, the Middle East, Africa and Asia from 2005 to 2008. Prior to 2005, Mr. Linsz also served as Bank of America’s Capital Markets Risk Executive and Head of Compliance for the Global Corporate and Investment Bank. Mr. Linsz began his career with Chicago Research and Trading Group (CRT) in 1987. Prior to being purchased by NationsBank, he was the head of Market Risk for CRT and continued these responsibilities at NationsBanc-CRT until 1998. Mr. Linsz previously served on the board of directors of the Deposit Trust and Clearing Corporation from 2013 to 2014 and on the board of directors of BlackRock Corporation from 2009 to 2011. Mr. Linsz received an undergraduate degree from National Louis University.

Mr. Linsz was selected as one of our three independent trustees because of his prior board experience and financial expertise.

Thomas W. Morgan serves as an independent trustee on the Board. Mr. Morgan has been a private equity professional for over 20 years. Mr. Morgan currently is the Co-Founder and a Managing Director of Hycroft Capital, a private equity firm dedicated to investing in the management companies of mid-market private equity firms. The firm is the principal investing affiliate of Hycroft Advisors, a boutique investment advisory firm focused on servicing private equity firms. Prior to Hycroft, Mr. Morgan had been a Managing Director at New Mountain Capital, having joined New Mountain Capital near inception in 2000 until 2015. In his 15 years with the firm, he held numerous senior investing and administrative roles including extensive work with New Mountain Capital’s credit platform, a publicly-traded BDC named New Mountain Finance Corp (NYSE:NMFC). Prior to New Mountain Capital, Mr. Morgan was an investment professional with Bain Capital, Inc. from 1994-2000. Mr. Morgan began his career as an investment banker at CS First Boston, first in credit structured products and later in mergers and acquisitions. Mr. Morgan has a B.A. in History and Political Science, magna cum laude, from Williams College and an M.B.A from Harvard Business School.

Mr. Morgan was selected as one of our three independent trustees because of his prior leadership experience and financial expertise.

Supplemental information regarding our trustees is set forth below. Unless otherwise noted, the address for each trustee is c/o Corporate Capital Trust II, 450 South Orange Ave., Orlando, FL 32801.

Name and Age of Trustee	Position(s) Held with Company	Term of Office- Length of Time Served	Principal Occupation Past Five Years	Other Directorships Held by Trustee During the Past Five Years

Interested Trustees

Thomas K. Sittema, 57	Chairman, Chief Executive Officer	Appointed August 2014	Chief Executive Officer (1/2011-present) and President (8/2013-present) of CFG.; Chairman and Chief Executive Officer of the Company (8/2014- present); Director (6/2010-present) and Chief Executive Officer (9/2014-present) of CCT; Investment Committee Member (6/2011-present) of CNL Fund Advisors Company; Chief Executive Officer (10/2009–present) of CNL Real Estate Group, Inc.; Chief Executive Officer and President (9/2014–12/2015) of Global Income Trust, Inc.; Chief Executive Officer and President (9/2014–present) of CNL Growth Properties, Inc.	Director, CFG; Director and Chairman, CCT; Director and Vice Chairman, CNL Lifestyle Properties, Inc.; Director, CNL Healthcare Properties, Inc.; Director and Chairman, CNL Growth Properties, Inc.; Director, World Serve Ministries, Dallas TX; Director, Crescent Resources, LLC

Erik A. Falk, 46	Trustee	Appointed August 2014	Global Head of KKR & Co.’s Private Credit Team (3/2015-Present); Co-Head of KKR & Co.’s Leveraged Credit Team (9/2008-3/2015); Member of Portfolio Management Committee of KKR; Leveraged Credit Investment Committee; Private Credit Investment Committee.	Director, CCT ; Director, Home Partners of America and Director, Loan Syndications and Trading Association

Independent Trustees

James H. Kropp, 67	Trustee; Chairman of the Audit Committee; Member of the Nominating and Governance Committee; Member of the Independent Committee.	Appointed June 2015	Chief Investment Officer, SLKW Investments LLC, successor to i3 Funds, LLC (12/2008-present); Manager, Chief Financial Officer, Microproperties LLC, (2011-present); Interim Chief Financial Officer, TaxEase, LLC (2/2009-2/2012).	Director, CCT; Director, Chairman of the Compensation Committee, Member of the Nominating/Corporate Governance Committee, PS Business Parks, Inc., Glendale CA; Trustee and Chairman of Audit Committee, American Homes 4 Rent

Mark D. Linsz, 52	Trustee; Chairman of the Independent Committee; Member of the Audit Committee; Member of the Nominating and Governance Committee .	Appointed May 2016	Co-Founder & Senior Managing Partner, My Next Season (2014-present); CFO Risk Executive, Bank of America (2013-2014); Corporate Treasurer, Bank of America (2009-2013).	Director, Deposit Trust & Clearing Corporation (2012-2014); BlackRock Corporation (2009-2011).
Thomas W. Morgan, 47	Trustee; Chairman of the Nominating and Governance Committee; Member of the Audit Committee; Member of the Independent Committee.	Appointed May 2016	Managing Partner, Hycroft Capital LLC (2015-present); Managing Director, New Mountain Capital LLC (2000-2015)	—

Executive Officers

The following persons serve as the Company’s executive officers in the following capacities.

Thomas K. Sittema, 57, serves as our Chief Executive Officer. Mr. Sittema’s biographical information is set forth above under the header “Board of Trustees.”

Chirag J. Bhavsar, 48, serves as our Chief Operating Officer and Chief Financial Officer. In addition, Mr. Bhavsar serves as Chief Operating Officer and Chief Financial Officer for CCT. Mr. Bhavsar has spent most of the past 15 years of his career with entities affiliated with CNL Financial Group. Mr. Bhavsar has served in the roles of Executive Vice President, Chief Operating Officer, and Chief Financial Officer for Valley National Bank’s Florida Division, from 2015 to 2016, and as the Executive Vice President and Chief Financial Officer of its predecessor, CNLBancshares, Inc., from 2002 to 2015. Mr. Bhavsar is an independent director at Currency Exchange International Corp., which is a publicly traded company on the Toronto Stock Exchange, where he is Lead Independent Director and Audit Committee Chairman. Mr. Bhavsar received his Bachelor of Science in Accounting from the University of Florida in 1990, and received a Master of Science in Accounting from the University of Florida in 1991. Mr. Bhavsar also graduated from University of Virginia’s Banking School in 1993. He is a certified public accountant.

Kirk A. Montgomery, 60, serves as our Chief Compliance Officer, General Counsel and Secretary. Mr. Montgomery also serves as the Chief Compliance Officer, General Counsel, Senior Vice President and Secretary for CCT. In addition, Mr. Montgomery currently serves as Head of Regulatory Affairs for CNL Financial Group Investment Management, LLC and General Counsel for CNL Capital Markets Corp. In this role, he oversees the compliance functions for CNL Financial Group. Prior to joining CNL Financial Group, Mr. Montgomery served as the Chief Legal Officer for Wells Real Estate Funds from October 2002 to March 2013 and has more than 25 years of experience with investment and securities legal, compliance, and regulatory matters. Mr. Montgomery has also served as Corporate Counsel for Federated Investors Mutual Funds and served as Assistant General Counsel for Prudential Investments Corporation where he advised multiple business units on securities distribution, sales practice compliance, litigation matters and related supervisory risk issues. Mr. Montgomery received his Juris Doctor from Cumberland School of Law and his Masters of Business Administration in Finance from Samford University. He has been a member of the Georgia and American Bar Associations since 1983.

Robert M. Campbell, 36, joined CFG in 2004 and is currently a Senior Vice President on CNL Financial Group’s Fund Management platform. Mr. Campbell currently serves as Vice President of Investments of our advisor and at CNL Fund Advisors, CCT’s advisor and is a member of the investment committee. Previously, Mr. Campbell served as a Director of Finance on a private equity team at CFG and actively participated in the management of various CFG partnerships in the restaurant and oil & gas industries and served on the pricing committee for an open-end global real estate mutual fund sponsored by CFG. Mr. Campbell holds his Series 65 license, received his B.A. from the University of Florida, an M.B.A. from the University of Central Florida and currently serves as the Chairman for the Audit Committee for the City of Orlando.

Code of Ethics

We have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act, which applies to our trustees and employees, including our principal executive officers. Our code of ethics establishes procedures for personal investments and restricts certain personal securities transactions. Persons subject to this code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. Our code of ethics is incorporated by reference as an exhibit to our annual report on Form 10-K. A copy of our code of ethics is also available on our website: www.corporatecapitaltrustII.com. You may also read and copy our code of ethics at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, our code of ethics is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. You may also obtain copies of our code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, NE, Washington, DC 20549.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our officers, trustees and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all of our officers, trustees and persons who beneficially own more than ten percent of our common stock timely filed such forms during the fiscal year ended December 31, 2015.

Audit Committee

Our audit committee consists of all of our independent trustees each of whom meets the independence standards established by the SEC for audit committees and is not an “interested person” for purposes of the 1940 Act. James H. Kropp serves as chairman of the audit committee. Our board of trustees has determined James H. Kropp is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K of the Exchange Act. The audit committee operates pursuant to a written charter and meets periodically as necessary. A copy of the audit committee’s charter is available on our website: www.corporatecapitaltrustII.com. The audit committee is responsible for selecting, engaging and discharging our independent accountants, reviewing the plans, scope and results of the audit engagement with our independent accountants, approving professional services provided by our independent accountants (including compensation therefor), reviewing the independence of our independent accountants and reviewing the adequacy of our internal controls over financial reporting.

Item 11. EXECUTIVE COMPENSATION.

Compensation of Executive Officers

As an externally managed business development company, the Company relies on the services of CNL as investment advisor under the Investment Advisory Agreement and the services of KKR as investment advisor under the Sub-Advisory Agreement. CNL also provides administrative services to the Company under the Administrative Services Agreement. In connection with its services, CNL has agreed to provide the Company with personnel to serve as the Company’s appointed officers. The Company’s appointed officers (who, while associated with CNL, serve on behalf of the Company) consist of the Company’s chief executive officer, chief financial officer, chief operating officer, secretary, general counsel, chief compliance officer, deputy chief compliance officer, and vice president of investments. The Company does not pay any compensation to any of the Company’s officers.

Compensation of Trustees

Prior to meeting our minimum offering requirement, our trustees were not entitled to compensation. Since meeting our minimum offering requirement on March 1, 2016, the independent trustees are entitled to receive annual compensation of $60,000. In addition, the independent trustees are reimbursed for reasonable out-of-pocket expenses incurred in connection with attending board and committee meetings. Each independent trustee serves as chairman of one of the separate committees of the Board. There are no pension or retirement benefits being offered to our trustees at this time.

The table below sets forth the compensation received by each person that was a trustee as of December 31, 2015 from the Company for the fiscal year ended December 31, 2015.

Name of Trustee	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total Compensation
Interested Trustees:

Thomas K. Sittema	—	—	—	—	—	—	—

Erik A. Falk	—	—	—	—	—	—	—

Independent Trustees:

Frederick Arnold(1)	—	—	—	—	—	—	—

James H. Kropp	—	—	—	—	—	—	—

Kenneth C. Wright(1)	—	—	—	—	—	—	—

(1)	On May 16, 2016, Mr. Arnold and Mr. Wright resigned from the Board. The Board appointed Mr. Linsz and Mr. Morgan as new independent trustees, effective as of May 16, 2016.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows certain information as of January 12, 2017 with respect to the beneficial ownership of the Shares by (i) each trustee, (ii) each executive officer and (iii) all of the Company’s trustees and executive officers as a group. As of January 12, 2017, there were 6,126,424 Shares issued and outstanding.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act and includes voting or investment power with respect to the Shares. There are no Shares subject to options that are currently exercisable or exercisable within 60 days of the date of this filing.

Unless otherwise indicated, to the Company’s knowledge, all persons named in the table below have sole voting power and sole investment power with respect to the Shares indicated as beneficially owned. In addition, unless otherwise indicated, the address for each person named below is c/o Corporate Capital Trust II, CNL Center at City Commons, Tower I, 450 South Orange Avenue, Orlando, Florida, 32801.

Name of Beneficial Owner (1):	Number of Shares Beneficially Owned		Percentage of Class (2)
Interested Trustees:
Thomas K. Sittema	—		—
Erik A. Falk	—		—

Independent Trustees:
Mark D. Linsz	—		—
Thomas W. Morgan	—		—
James H. Kropp	11,395		*

Executive Officers:
Thomas K. Sittema	—		—
Chirag J. Bhavsar	32,644	(3)	*
Kirk A. Montgomery	8,287	(3)	*
Robert M. Campbell	16,575	(3)	*
Executive Officers and Trustees as a group (8 persons)	68,901		1.1%

*

Less than one percent.

(1)

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.

(2)

Based on 6,126,424 Shares issued and outstanding as of January 12, 2017.

(3)

Consists of restricted stock units that have not yet vested.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Company is subject to certain regulatory requirements that restrict the Company’s ability to engage in certain related-party transactions. The Company has policies and procedures in place for the review, approval and monitoring of transactions involving the Company and certain persons related to it, to ensure that it does not enter into any prohibited transactions. For example, the Company’s compliance policies provide that, among other things, the Company may not engage in certain transactions with CNL or a trustee of the Company or an affiliate thereof unless (a) such transaction complies with all applicable law and (b) a majority of the Company’s trustees (including a majority of the independent trustees) not otherwise interested in such transaction approve such transaction as fair and reasonable to the Company and on terms and conditions not less favorable to the Company than those available from non-affiliated third parties. In addition, the Independent Trustee Committee evaluates transactions between the Company and its affiliates that are subject to restrictions under Section 57 of the 1940 Act. The following is a description of transactions since the beginning of the Company’s last fiscal year and any currently proposed transaction in which the amount exceeds $120,000 and in which any related person had or will have a direct or indirect material interest.

As disclosed in the Original Filing, the Company is a party to certain contractual agreements with its Advisors and certain of their affiliates, including the Managing Dealer Agreement, Investment Advisory Agreement, Investment Sub-Advisory Agreement, Administrative Services Agreement and Expense Support Agreement. The material terms of these agreement as of December 31, 2015 are disclosed in the Original Filing. The descriptions of such contractual arrangements in the Original Filing are incorporated by reference herein. In addition, since the Original Filing, the Expense Support Agreement was amended to extend the “Expense Support Payment Period” through December 31, 2016. The Company’s obligation to reimburse each Expense Support Payment will terminate three years from the date on which such Expense Support Payment was paid or waived. Management believes that Reimbursement Payments are not probable as of September 30, 2016. As of September 30, 2016, the amount of Expense Support Payment obligation paid or payable by the Advisors is $1,447,589, representing all of the Company’s operating expenses, excluding distribution and shareholder servicing fees and performance based incentive fees, incurred between March 1, 2016 (commencement of operations) and September 30, 2016.

Payments to Related Parties

Related party fees, expenses and reimbursement of expenses incurred by the Company for the years ended December 31, 2014 and 2015 and for the period ended September 30, 2016, respectively, are summarized below:

Related Party	Source Agreement & Description	2014		2015		Nine Months Ended September 30, 2016
CNL Securities Corp.	Managing Dealer Agreement:
	Up-front selling commissions and dealer manager fees	$	―	$	―	$1,444,446
	Distribution and shareholder servicing fees		―		―	109,816
CNL and KKR	Investment Advisory Agreement:
	Base management fees (investment advisory fees)		―		―	225,666
	Incentive fee on capital gains (1)		―		―	―
KKR	Investment Sub-Advisory Agreement:
	Investment expenses reimbursement		―		―	4,483
CNL	Administrative Services Agreement:
	Administrative and compliance services		―		―	175,817

(1)	Incentive fees on capital gains are included in performance-based incentive fees in the condensed statement of operations. The following table provides additional details for the incentive fee on capital gains for the nine months ended September 30, 2016:

Incentive fee on Capital Gains	Nine Months Ended September 30, 2016
Accrued incentive fee as of beginning of period,	$	―
Incentive fee on capital gains during the nine months ended September 30,		110,906
Less: Incentive fee on capital gains paid to the Advisors during the nine months ended September 30,		―
Accrued incentive fee as of September 30,		110,906
Less: Accrued incentive fee on capital gains attributable to unrealized gains as of September 30,		(110,906)
Incentive fee on capital gains earned by and payable to the advisors as of September 30,	$	―

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees to Auditors

The following table shows the audit fees and non-audit related fees accrued or paid to Deloitte & Touche LLP for professional services performed for the Company’s fiscal year ended December 31, 2015 and 2014.

Fiscal Year/Period	Audit Fees	Audit-Related Fees (1)	Tax Fees (2)	All Other Fees (3)
2015	$46,500	$11,000	$—	$57,500
2014	$—	$—	$—	$—

(1)	“Audit-Related Fees” are those fees billed to the Company relating to audit services provided by Deloitte & Touche LLP, including those in connection with the provision of comfort letters submitted by Deloitte & Touche LLP related to the Company’s registration statements and broker-dealer activity pursuant to the offering of shares pursuant to the Company’s Registration Statement on Form N-2.

(2)	“Tax Fees” are those fees billed to the Company in connection with tax consulting services performed by Deloitte & Touche LLP, including primarily the review of the Company’s income tax returns.

(3)	“All Other Fees” are those fees billed to the Company in connection with permitted non-audit services performed by Deloitte & Touche LLP.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm

The Company maintains an auditor independence policy that, among other things, mandates that the Audit Committee review, negotiate and approve in advance the scope of work, any related engagement letter and the fees to be charged by the independent registered public accounting firm for audit services and permissible non-audit services for the Company, and for permissible non-audit services for the Company’s investment advisers and any affiliates thereof that provide services to the Company, if such non-audit services have a direct impact on the operations or financial reporting of the Company. All of the audit and non-audit services described above for which fees were incurred by the Company for the fiscal years ended December 31, 2015 and 2014 were pre-approved by the Audit Committee in accordance with its pre-approval policy.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits

The following exhibits are filed with this Amendment:

Number	Description of Exhibit	Method of Filing
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of January 2017.

.
CORPORATE CAPITAL TRUST II

	By:	/s/ Thomas K. Sittema
Thomas K. Sittema Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Chirag J. Bhavsar
Chirag J. Bhavsar
Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas K. Sittema	Chairman of the Board and Chief Executive Officer	January 20, 2017
Thomas K. Sittema	(Principal Executive Officer)

/s/ Erik A. Falk	Trustee	January 20, 2017
Erik A. Falk

/s/ Mark D. Linsz	Independent Trustee	January 20, 2017
Mark D. Linsz

/s/ James H. Kropp	Independent Trustee	January 20, 2017
James H. Kropp

/s/ Thomas W. Morgan	Independent Trustee	January 20, 2017
Thomas W. Morgan

/s/ Chirag J. Bhavsar	Chief Financial Officer and Chief Operating Officer	January 20, 2017
Chirag J. Bhavsar	(Principal Financial and Accounting Officer)

