Form 10-K
period 2016-12-31
Corporate Capital Trust II
filed 2017-03-17
CIK 1617896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

There is no established market for the Registrant’s shares of common stock. The Registrant is currently conducting an ongoing public offering of its shares of common stock pursuant to a Registration Statement on Form N-2, which were offered and sold at $9.55 per share (as of June 30, 2016), with discounts available for certain categories of purchasers, or at a price necessary to ensure that shares are not sold at a price, net of sales load, below net asset value per share. The number of shares held by non-affiliates as of June 30, 2016 (the last business day of the registrant’s most recently completed fiscal quarter) was approximately 1,169,031.

As of March 16, 2017, there were 8,118,402 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant incorporates by reference portions of the Corporate Capital Trust II definitive proxy statement for the 2017 Annual Meeting of Shareholders (Items 10, 11, 12, 13 and 14 of Part III) to be filed no later than April 30, 2017. Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.

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

General

Corporate Capital Trust II (which is referred to in this report as “we”, “our”, “us” and “our company”) is a non-diversified closed-end management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). Formed as a Delaware statutory trust on August 12, 2014, we are externally managed by CNL Fund Advisors II, LLC (“CNL”) and KKR Credit Advisors (US) LLC (“KKR”). CNL, which is our investment adviser, and KKR, which is our investment sub-adviser, are referred to in this report as our “Advisors.” Our Advisors are collectively responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Both Advisors are registered as investment advisers with the Securities and Exchange Commission (the “SEC”). CNL also provides the administrative services necessary for our company to operate. The Company intends to elect to be taxed as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”) and operated in a manner so as to qualify for the tax treatment applicable to RICs.

On September 29, 2014, we filed a registration statement on Form N-2 (as amended and supplemented, the “Registration Statement”) with the SEC to register our offering for sale on a continuous basis of up to $2.6 billion of shares of beneficial interest of our common stock (“common stock”) (275 million shares) (the “Offering”). On September 25, 2014, the Company entered into founder stock purchase agreements for the sale of 222.22 shares of common stock to CNL Fund Advisors Company and KKR for consideration of $2,000 (the “Founder Stock Purchase Agreements”). On August 26, 2015, and August 27, 2015, the Company entered into share purchase agreements for the sale of 555,555.56 shares of common stock to CNL and KKR for consideration of $5.0 million (the “Share Purchase Agreements”). On October 9, 2015, our company filed a Form N-54A and notified the SEC of its election, pursuant to the provisions of Section 54(a) of the 1940 Act, to be subject to the provisions of Sections 55 through 65 of the 1940 Act. The Registration Statement was declared effective by the SEC on October 9, 2015 and our company commenced its Offering. The Company became operational on March 1, 2016 when it satisfied its minimum offering requirement. We are currently selling shares of our common stock pursuant to the Registration Statement. See Item 5 “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities” for current information on the progress of our Offering.

Our investment objective is to provide our shareholders with current income and, to a lesser extent, long-term capital appreciation. We intend to pursue our investment objective by investing primarily in the debt of privately owned U.S. companies with a focus on originated transactions sourced through the networks of our Advisors. As of December 31, 2016, our investment portfolio totaled $56.19 million and consisted primarily of senior and subordinated debt. As we continue to grow our investment portfolio, we anticipate that a substantial portion of our debt investments may take the form of corporate loans or bonds, may be directly originated as primary market negotiated transactions or purchased on the secondary market, may be secured or unsecured and may, in some cases, be accompanied by warrants, options or other forms of equity participation. We may separately purchase common or preferred equity interests in transactions. We may invest in various types of derivatives, including total return swaps, interest rate swaps, cross currency swaps and foreign currency forward contracts and options. Our portfolio is expected to include fixed-rate investments that generate absolute returns as well as floating-rate investments that provide variable returns in rising interest rate and inflationary environments. A portion of our portfolio may consist of investments in private investment funds, including hedge funds, private equity funds, limited liability companies and other business entities.

Throughout this report, we may refer to the issuers of our debt and equity investments as portfolio companies.

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

While we consider each investment opportunity independently, we generally focus on portfolio companies that share the following characteristics:

•	Size. We seek to provide capital to medium- and large-sized private companies, which typically have more defensible market positions, stronger franchises and operations and better credit characteristics relative to their smaller peers. Although there are no strict lower or upper limits on the size of a company in which we may invest, we focus on companies with EBITDAs (earnings before interest, taxes, depreciation and amortization) greater than $25 million.

•	Capital Structure. Our portfolio consists primarily of senior and subordinated debt, which may in some cases be accompanied by warrants, options, equity co-investments, or other forms of equity participation. We seek to invest in portfolio companies that generate free cash flow at the time of investment and benefit from material investments from well-known equity investors.

•	Management Team. We seek to prioritize investing in portfolio companies with strong management teams that we believe have a clear strategic vision, long-standing experience in their industry and a successful operating track record. We favor companies in which management’s incentives appear to be closely aligned with the long-term performance of the business, such as through equity ownership.

•	Stage of Business Life Cycle. We seek mature, privately owned businesses that have long track records of stable, positive cash flow. We do not intend to invest in start-up companies or companies with speculative business plans. As a business development company, we generally must, under relevant SEC rules, invest at least 70% of our total assets in “qualifying assets,” which includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public listed companies that have a market capitalization of less than $250 million.

•	Industry Focus. While we will consider opportunities within all industries, we expect to prioritize industries having, in our view, favorable characteristics from a lending perspective. For example, we seek companies in established industries with stable competitive and regulatory frameworks, where the main participants have enjoyed predictable, low-volatility earnings. We give less emphasis to industries that are frequently characterized by less predictable and more volatile earnings.

•	Geography. As a business development company under the 1940 Act, we focus on and invest at least 70% of our total assets in U.S. companies. To the extent we invest in foreign companies, we are required to do so in accordance with 1940 Act limitations and only in jurisdictions with established legal frameworks and a history of respecting creditor rights, including countries that are members of the European Union, as well as Canada, Australia and Japan.

•	Liquidity. We intend to focus on originated debt investments sourced through the networks of our Advisors. We define originated debt investments as any negotiated investment where we, through our Advisors’ direct efforts, provide funds directly to a portfolio company. Substantially all debt securities acquired through originated transactions are subject to legal and other restrictions on resale or are otherwise less liquid than exchange-listed securities, in that we typically would be unable to exit these investments unless and until the portfolio company has a liquidity event such as a sale, refinancing, or initial public offering. While these investments will generally be less liquid than investments purchased on the secondary market, we believe that the illiquidity premium associated with these investments may offer an attractive risk adjusted return. In addition, based upon the then current market opportunity, we may acquire debt investments through secondary market transactions which will generally have increased liquidity characteristics as compared to originated transactions.

While we believe that the criteria listed above are important in identifying and investing in portfolio companies, we consider each investment on a case-by-case basis. It is possible that not all of these criteria will be met by each portfolio company in which we invest. There is no limit on the maturity or duration of any investment in our portfolio. Substantially all of the investments held in our portfolio have a sub-investment grade rating by Moody’s Investors Service and/or Standard & Poor’s. Investment sizes vary as our capital base changes and will ultimately be at the discretion of our Advisors subject to oversight by our board of trustees.

Other Factors Affecting Portfolio Construction

As a business development company under the 1940 Act that intends to qualify annually as a regulated investment company (“RIC”) under the Code, our investment activities are subject to certain regulatory restrictions. These restrictions include (i) requirements under the 1940 Act that we invest our capital primarily in U.S. companies either that are privately owned or that are listed on a national securities exchange with a market capitalization of less than $250 million, and (ii) investment diversification and source of income criteria imposed by the Code. For a description of certain valuation risks associated with our investments in portfolio companies, see Item 1A. “Risk Factors – Risks Related to Our Business.” A portion of our investment portfolio is recorded at fair value as determined in good faith by our board of directors and, as a result, there is and will be uncertainty as to the value of our portfolio investments and uncertainty as to the accuracy of our net asset value.

In addition, we generally will not be permitted to co-invest alongside certain affiliates of our Advisors in privately negotiated transactions, absent an exemptive order from the SEC. On May 21, 2013, the SEC issued an order granting Corporate Capital Trust, Inc. (“CCT”) exemptive relief that expanded CCT’s ability to co-invest with certain of the affiliates of CCT’s advisors in privately negotiated transactions. Subject to the conditions specified in the exemptive order, CCT is permitted to co-invest with those affiliates in certain additional investment opportunities, including investments originated and directly negotiated by KKR. On December 24, 2014, CCT and the Company filed an amendment with the SEC to request expansion of the exemptive relief granted to CCT to include the Company so that we will also have the ability to co-invest with certain of the affiliates of our Advisors, including CCT, in privately negotiated transactions, including certain investments originated and directly negotiated by KKR. The application for exemptive relief is currently pending before the SEC, and there is no assurance that we will obtain such SEC exemptive relief.

Portfolio and Investment Activity

On March 1, 2016, we commenced investment operations and began executing on our strategy of investing in the debt of privately owned U.S. companies. Specifically, as of December 31, 2016, our investment portfolio consisted of investment interests in 55 portfolio companies, for a total fair value of $56.2 million. The investment portfolio is primarily composed of senior debt and subordinated debt. As of December 31, 2016, 89.4% of our debt investments, based on fair value, featured floating interest rates, primarily based on London Interbank Offered Rate (or “LIBOR”). As of December 31, 2016, our investment portfolio was diversified across 16 industries.

Our investment program is not managed with any specific investment diversification or dispersion target goals. The table below summarizes the composition of our investment portfolio based on fair value as of December 31, 2016.

	December 31, 2016
Asset Category	Fair Value	Percentage of Portfolio
Senior debt
Senior secured loans – first lien	$39,685,517	70.6%
Senior secured loans – second lien	10,571,654	18.8

Total senior debt	50,257,171	89.4
Subordinated debt	5,878,064	10.5
Equity	57,548	0.1

Total	$56,192,783	100.0%

Competition

As a business development company with a particular focus on lending activities, we experience competition from other business development companies, commercial banks, specialty finance companies, open-end and closed-end investment companies, opportunity funds, private equity funds and institutional investors, many of which generally have greater financial resources than we do for the purposes of lending to U.S. businesses within our stated investment focus. These competitors may also have a lower cost of capital, may be subject to less regulatory oversight, and may have lower overall operating costs. The level of competition impacts both our ability to raise capital, find suitable corporate borrowers that meet our investment criteria and acquire and originate loans to these corporate borrowers. We may also face competition from other funds in or to which CNL and KKR or their respective affiliates participate or advise.

We believe we will have the following potential competitive advantages over other capital providers that operate in the markets we target and allow us to take advantage of the market opportunity we have identified:

•	Proprietary Sourcing and Deal Origination. Once we obtain co-investment relief, our Advisors, through their deep industry relationships and investment teams that actively source new investments, provide us with immediate access to an established source of proprietary deal flow. CNL, KKR and their affiliates have built franchises and deep relationships with major companies, financial institutions and other investment and advisory institutions for sourcing new investments. KKR’s investment professionals are also organized into industry groups that conduct their own primary research, develop views on industry themes and trends and proactively work to identify companies in which to invest, often on an exclusive basis. We believe that our Advisors’ broad networks and the internal deal generation strategies of their investment teams will create favorable opportunities to deploy capital across a broad range of originated transactions that have attractive investment characteristics.

•	Focusing on Preserving Capital and Minimizing Losses. We believe that protecting principal and avoiding capital losses are critical to generating attractive risk-adjusted returns. Toward that end, our investment process is designed to: (i) utilize our Advisors’ proprietary knowledge and deep industry relationships to identify attractive prospective portfolio companies, (ii) conduct rigorous due diligence to evaluate the creditworthiness of, and potential returns from, credit investments in such portfolio companies, (iii) stress test prospective investments to assess the viability of potential portfolio companies in a downside scenario and their ability to repay principal and (iv) structure investments and design covenants and other rights that anticipate and mitigate issues identified through this process.

•	Experienced Management and Investment Expertise. Affiliates of each of our Advisors have more than 35 years of investment experience that spans a broad range of economic, market and financial conditions. By accessing their combined resources, skills and experience, we believe we will benefit from CNL’s investment philosophy of focusing on underserved, undercapitalized markets and KKR’s rigorous investment approach, industry expertise and experience investing throughout a company’s capital structure. Further, we benefit from KKR’s and an affiliate of CNL’s experience advising CCT which has increased their visibility and relationship network to middle-market companies.

•	Disciplined Credit Analysis and Portfolio Monitoring. Our Advisors provide immediate access to an established platform for evaluating investments, managing risk and focusing on opportunities that generate superior returns with appropriate levels of risk. Through KKR, we will benefit from an investment infrastructure that allows for intensive due diligence to filter investment opportunities and help select investments that offer favorable risk/reward characteristics.

•	Versatile Transaction Structuring and Flexible Capital. Our Advisors and their management have experience and expertise in evaluating and structuring investments at all levels of a company’s capital structure and with varying features, providing numerous tools to manage risk while preserving opportunities for income, capital preservation and, to a lesser extent, long-term capital appreciation. We will seek to capitalize on this expertise to produce an investment portfolio that performs in a broad range of economic conditions while meeting the unique needs of a broad range of borrowers. Although we are subject to regulation as a business development company, we will not be subject to many of the regulatory limitations that govern traditional lending institutions. As a result, we believe that we can be more flexible in selecting and structuring investments and adjusting investment criteria. We believe borrowers view this flexibility as a benefit, making us an attractive financing partner.

•	Long-Term Investment Horizon. We believe that our flexibility, as a closed-end fund to make investments with a long-term perspective provides us with the opportunity to generate favorable returns on invested capital and expands the types of investments that we may consider. The long-term nature of our capital will help us avoid disposing of assets at unfavorable prices and we believe will make us a better partner for portfolio companies.

•	Allocation Policy. On May 21, 2013, the SEC issued an order granting CCT exemptive relief that expanded CCT’s ability to co-invest with certain of the affiliates of CCT’s advisors in privately negotiated transactions. Subject to the conditions specified in the exemptive order, CCT is permitted to co-invest with those affiliates in certain additional investment opportunities, including investments originated and directly negotiated by KKR. On December 24, 2014, CCT and the Company filed an amendment with the SEC to request expansion of the exemptive relief granted to CCT to include the Company so that we will also have the ability to co-invest with certain of the affiliates of our Advisors, including CCT, in privately negotiated transactions, including certain investments originated and directly negotiated by KKR. Prior to the Company being added to CCT’s exemptive order, we will generally not be permitted to co-invest alongside certain affiliates of our Advisors in privately negotiated transactions. We adopted KKR’s allocation policy, which is designed to fairly and equitably distribute investment opportunities among funds or pools of capital managed by KKR. The KKR co-investment allocation policy provides that once an investment has been approved and is deemed to be in our best interest, we will receive a pro rata share of the investment based on capital available for investment in the asset class being allocated. Investment allocation across co-investing accounts will be approved by our board of trustees. Determinations as to the amount of capital available for investment are based on such factors as: the amount of cash on-hand, existing commitments and reserves, the targeted leverage level, the targeted asset mix and diversification requirements, other investment policies and restrictions, and limitations imposed by applicable laws, rules, regulations or interpretations. However, there can be no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.

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

Agreements for Investment Advisory Services, Managing Dealer Services and Administrative Services

We are party to an investment advisory agreement with CNL for the overall management of our company’s investment activities. Our company and CNL have entered into the Sub-Advisory Agreement with KKR under which KKR is responsible for the day-to-day management of our company’s investment portfolio. CNL compensates KKR for advisory services that it provides to our company with 50% of the fees that CNL receives under the Investment Advisory Agreement.

Additionally, from the fees that CNL receives from us under the Investment Advisory Agreement, CNL will pay to KKR beginning the date we meet our minimum offering requirement and continuing for a period of five (5) years a quarterly acquisition fee of 0.25% on originated investments, which includes all originated loan, bond or equity transactions sourced for the Company directly by the Sub-Adviser and recorded under generally accepted principles as assets in the financial records, and a quarterly fee of 0.125% on primary issuance investments, which includes all loan, bond or equity transactions purchased (but not sourced) by the Company though the Sub-Advisor and recorded under generally accepted principles as assets in the financial records. The total of this acquisition fee from inception will not exceed an aggregate of sixteen million dollars and will not be paid from our assets. Such acquisition fee shall be payable so long as, in each quarter that such fee is payable, the cumulative realized and unrealized gains from inception exceed the cumulative realized and unrealized losses from inception on originated investments and primary issuance investments.

We will pay CNL a fee for its services under the Investment Advisory Agreement. The fee will consist of two components: a management fee and an incentive fee. The management fee is calculated at an annual rate of 2% of our average gross assets and is payable monthly in arrears. The incentive fee is comprised of the following two parts:

•	An incentive fee on net investment income, which we refer to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears and is based upon our pre-incentive fee net investment income for the calendar quarter. The quarterly incentive fee on net investment income is (a) 100% of the pre-incentive fee net investment income between 1.75% and 2.1875% of average adjusted capital, plus (b) 20% of pre-incentive fee net investment income in excess of 2.1875% of average adjusted capital. Adjusted capital is defined as cumulative proceeds generated from sales of our common stock, including proceeds from our distribution reinvestment plan, net of sales load (upfront sales commissions and upfront dealer manager fees) reduced for (i) distributions paid our shareholders that represent return of capital on a tax basis and (ii) amounts paid for share repurchases pursuant to our share repurchase program. Average adjusted capital is computed on the daily adjusted capital for the actual number of days in the quarter. The quarterly preference return of 1.75% and upper level breakpoint of 2.1875% are also adjusted for the actual number of days in each calendar quarter. For purposes of computing the subordinated incentive fee on income, net interest, if any, associated with a derivative or swap, (which represents the difference between (i) the interest income and fees received in respect of the reference assets of the derivative or swap and (ii) the interest expense paid by us to the derivative or swap counterparty) is included in pre-incentive fee net investment income for purposes of the subordinated incentive fee on income.

•	An incentive fee on capital gains is calculated and payable in arrears as of the end of each calendar year. It is equal to 20% of our realized capital gains on a cumulative basis from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees on capital gains as calculated in accordance with U.S. generally accepted accounting principles (GAAP) except as described in the next sentence. For purposes of computing the incentive fee on capital gains, realized gains and realized losses on the disposition of any reference assets, if any, as well as unrealized depreciation on reference assets retained in the derivative or swap, if any, is included on a cumulative basis in the calculation of the incentive fee on capital gains that may be payable annually, if any, to our Advisors.

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

CNL, certain CNL affiliates, and KKR receive compensation and reimbursement of expenses and personnel time in connection with (i) the performance and supervision of administrative services on our behalf, (ii) certain expenses associated with investment advisory activities and (iii) the Offering. See Note 5. “Related Party Transactions” in Item 8. “Financial Statements and Supplementary Data” for additional information on amounts paid to these related parties.

On March 16, 2017, the board of trustees approved an amended and restated Managing Dealer Agreement between the Company and the Managing Dealer and approved an amended and restated Distribution and Shareholder Servicing Plan for the Company (the “Plan”). The new Managing Dealer Agreement and the Plan will become effective if and when the post-effective amendment to our registration statement on Form N-2 (File No. 333-199018) describing the new Managing Dealer Agreement and the Plan is declared effective by the SEC, which the Company anticipates will occur by the end of April 2017. The Company expects that new Managing Dealer Agreement and the Plan will lower the ongoing distribution and shareholder servicing fee paid to the Managing Dealer from an annualized rate of 1.25% to an annualized rate of 1.00% of the Company’s net asset value per share. In addition, the Company expects that under the new Managing Dealer Agreement, the Company will cease paying the ongoing distribution and shareholder servicing fee when the total underwriting compensation paid from the upfront selling commissions, upfront dealer manager fees, and ongoing distribution and shareholder servicing fees attributable to our shares equals 8.5% of the aggregate gross offering proceeds from shares sold in the offering, excluding shares issued through the distribution reinvestment plan. The new Managing Dealer Agreement will also remove the contingent deferred sales charge and will no longer apply upon redemption of Company shares.

Employees

We are externally managed and as such we do not have any employees.

Tax Status

The Company intends to elect to be treated for federal income tax purposes, and intends to qualify thereafter, as a RIC under Subchapter M of the Code. The RIC election will be made in conjunction with the filing of the Company’s 2016 tax return. Generally, a RIC is exempt from federal income taxes on income and gains it distributes each year if it distributes at least 90% of “Investment Company Taxable Income,” as defined in the Code. The Company intends to distribute sufficient amounts to maintain its RIC status each year.

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

Investing in our common shares involves a number of significant risks. In addition to the other information contained in this annual report on Form 10-K, you should consider carefully the following information before making an investment in our common shares. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, the net asset value of our common shares could decline, and you may lose all or part of your investment.

Risks Related to Our Business

We have a limited operating history.

We are a relatively new company and are subject to all of the business risks and uncertainties associated with any business with a relatively short operating history, including the risk that we will not achieve or sustain our investment objective and that the value of our common shares could decline substantially.

The lack of liquidity in our investments may adversely affect our business.

We may acquire a significant percentage of our portfolio company investments from privately held companies in directly negotiated transactions. Substantially all of these securities are subject to legal and other restrictions on resale or are otherwise less liquid than exchange-listed securities. We typically would be unable to exit these investments unless and until the portfolio company has a liquidity event such as a sale, refinancing, or initial public offering.

The illiquidity of our investments may make it difficult or impossible for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments, which could have a material adverse effect on our business, financial condition and results of operations.

Moreover, securities purchased by us that are liquid at the time of purchase may subsequently become illiquid due to events relating to the issuer of the securities, market events, economic conditions or investor perceptions, or the absence of active investment market participants.

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

We do not have employees. Additionally, we have no internal management capacity other than our appointed executive officers and will be dependent upon the investment expertise, skill and network of business contacts of our Advisors to achieve our investment objective. Our Advisors evaluate, negotiate, structure, execute, monitor, and service our investments. Our success depends to a significant extent on the continued service and coordination of our Advisors, including their respective key professionals. The departure of a significant number of key professionals from KKR and CNL could have a material adverse effect on our ability to achieve our investment objective. Our Advisors do not currently plan to enter into employment contracts with such key professionals.

Our ability to achieve our investment objective also depends on the ability of our Advisors to identify, analyze, invest in, finance, and monitor companies that meet our investment criteria. Our Advisors’ capabilities in structuring the investment process, providing competent, attentive and efficient services to us, and facilitating access to financing on acceptable terms depend on the involvement of investment professionals of adequate number and sophistication to match the corresponding flow of transactions. To achieve our investment objective, our Advisors may need to retain, hire, train, supervise, and manage new investment professionals to participate in our investment selection and monitoring process. Our Advisors may not be able to find qualified investment professionals in a timely manner or at all. Any failure to do so could have a material adverse effect on us and our business, financial condition and results of operations.

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

On February 26, 2016, the board of trustees began authorizing and declaring cash distributions on a weekly basis and paying such distributions on a monthly basis. Our board of trustees meets quarterly to declare weekly distribution record dates and monthly distribution payment dates. Subject to our board of trustees’ discretion and applicable legal restrictions, we intend to continue to authorize and declare cash distributions. However, we cannot assure you that we will achieve investment results that will allow us to make a consistent targeted level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of the risks described in this report. In addition, the inability to satisfy the asset coverage test applicable to us as a business development company can limit our ability to pay distributions. Distributions from offering proceeds also could reduce the amount of capital we ultimately invest in debt or equity securities of portfolio companies. We cannot assure you that we will continue to pay distributions to our shareholders in the future.

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

We expect that CNL and KKR will depend on their relationships with corporations, financial institutions and investment firms, and we rely to a significant extent upon these relationships to provide us with potential investment opportunities. If CNL or KKR fails to maintain its existing relationships or develop new relationships or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom CNL and KKR have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

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

A majority of our investment portfolio is recorded at fair value as determined in good faith in accordance with procedures established by our board of trustees and, as a result, there is and will be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined in accordance with procedures established by our board of trustees. There is not a public market or active secondary market for many of the securities of the privately held companies in which we intend to invest. The majority of our investments are not publicly traded or actively traded on a secondary market but, instead, are traded on a privately negotiated over-the-counter secondary market for institutional investors. As a result, we value a majority of these securities monthly at fair value as determined in good faith in accordance with the valuation policy and procedures approved by our board of trustees.

The determination of fair value, and thus the amount of unrealized gains or losses we may recognize in any reporting period, is to a degree subjective, and our Advisors have a conflict of interest in making recommendations of fair value. We value our investments monthly at fair value as determined in good faith in accordance with procedures established by our board of trustees based on input from our Advisors. Our board of trustees may utilize the services of an independent third-party valuation firm to aid us in determining the fair value of certain securities. The types of factors that may be considered in determining the fair values of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, current market interest rates and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The determinations of fair value in accordance with procedures established by our board of trustees may differ materially from the values that would have been used if an active market and market quotations existed for such investments. Our net asset value could be adversely affected if the determinations regarding the fair value of the investments were materially higher than the values that we ultimately realize upon the disposal of such investments.

Our board of trustees may change our operating policies and strategies without prior notice or shareholder approval, the effects of which may be adverse to our shareholders.

Our board of trustees has the authority to modify or waive current operating policies, investment criteria and strategies without prior notice and without shareholder approval. We cannot predict the effect any changes to current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and the value of our securities. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment. Moreover, we have significant flexibility in investing the net proceeds of this offering and may use the net proceeds from this offering in ways with which investors in us may not agree.

Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

We and our portfolio companies are subject to regulation at the local, state, and federal levels. Changes to the laws and regulations governing our permitted investments may require a change to our investment strategy. Such changes could differ materially from our strategies and plans as set forth in the prospectus and may shift our investment focus from the areas of expertise of our Advisors. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment in us.

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

We, our affiliates, and their respective third-party service providers could be negatively impacted by cybersecurity attacks which could have a material adverse impact on our financial condition, business or results of operations.

We, our affiliates, and their respective third-party service providers may use a variety of information technology systems in the ordinary course of business, which are potentially vulnerable to unauthorized access, computer viruses and cyber-attacks, including attacks to our information technology infrastructure and attempts by others to gain access to our propriety or sensitive information, and ranging from individual attempts to advanced persistent threats. The procedures and controls we use to monitor these threats and mitigate our exposure may not be sufficient to prevent cybersecurity incidents. The results of these incidents could include misstated financial data, theft of trade secrets or other intellectual property, liability for disclosure of confidential information, increased costs arising from the implementation of additional protective measures, litigation and reputational damage, which could have a material adverse impact on our financial condition, business or results of operations.

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

Floating interest rate investments tied to certain indices that tend to lag behind the market may perform better in a falling interest rate environment, while floating interest rate investments tied to other indices, such as LIBOR, may do better in a rising rate environment. Not all investments perform alike under different interest rate scenarios. Generally, our variable interest rate debt investments provide for interest payments based on three-month LIBOR (the base rate) and typically, every three months, the base rates are reset to then prevailing three-month LIBOR.

The downgrade of the U.S. credit rating and the economic crisis in Europe could negatively impact our business, financial condition and results of operations.

In August 2011, and later affirmed in August 2013, Standard & Poor’s Rating Services lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+.” Moody’s and Fitch Ratings, Inc. have also warned that they may downgrade the U.S. federal government’s credit rating. In addition, the economic downturn and the significant government interventions into the financial markets and fiscal stimulus spending over the last several years have contributed to significantly increased U.S. budget deficits. The U.S. government has on several occasions adopted legislation to suspend the federal debt ceiling. If the debt ceiling is not increased, the U.S. Treasury Department will not be authorized to issue additional debt that increases the current amount outstanding. Further downgrades or warnings by S&P or other rating agencies, and the U.S. government’s credit and deficit concerns in general, including issues around the federal debt ceiling, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. Furthermore, in February 2014, the Federal Reserve began scaling back its bond-buying program, or quantitative easing, which it ended in October 2014. Quantitative easing was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities until key economic indicators, such as the unemployment rate, showed signs of improvement. The Federal Reserve raised interest rates in December 2016, and indicated that it may raise interest rates again in 2017. It is unclear what effect, if any, the end of quantitative easing and the Federal Reserve’s stated intentions to raise interest rates will have on the value of our investments or our ability to access the debt markets on favorable terms.

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

The U.S. Department of Labor (the “DOL”) has issued a final regulation revising the definition of “fiduciary” under ERISA and the Code, which may affect the marketing of investments in our shares.

On April 8, 2016, the DOL issued a final regulation relating to the definition of a fiduciary under ERISA and Section 4975 of the Code. The final regulation broadens the definition of fiduciary and is accompanied by new and revised prohibited transaction exemptions relating to investments by employee benefit plans subject to Title I of ERISA or retirement plans or accounts subject to Section 4975 of the Code (including IRAs). As the implementation of these rules is uncertain, plan fiduciaries and the beneficial owners of IRAs are urged to consult with their own advisors regarding this development. The final regulation could have a negative effect on the marketing of investments in our shares to such plans or accounts.

Risks Related to Our Advisors and their Respective Affiliates

Our Advisors and their respective affiliates have limited experience managing a business development company.

Our Advisors and their respective affiliates have only five years of experience managing a vehicle regulated as a business development company and may not be able to operate our business successfully or achieve our investment objective. As a result, an investment in our securities may entail more risk than the securities of a comparable company with a substantial operating history.

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

We will pay certain amounts to our Managing Dealer and participating broker-dealers in connection with the distribution of our shares for the ongoing marketing, sale and distribution of such shares, including an ongoing distribution and shareholder servicing fee. The ongoing distribution and shareholder servicing fee will terminate for all shareholders upon a liquidity event. As such, our Advisors may have an incentive to delay a liquidity event or making such recommendation to our board if such amounts receivable by our Managing Dealer have not been fully paid. A delay in a liquidity event may not be in the best interests of our shareholders. Because the distribution and shareholder servicing fee may be discontinued at any time, a shareholder who purchases shares at the earlier stages of the offering may pay more in distribution and shareholder servicing fees over time, than a shareholder who purchases shares nearer to the end of the offering period.

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

Our Advisors and their respective affiliates manage assets for accounts other than us, including private funds (for purposes of this section, “Advisor Funds”). Actions taken by an Advisor on behalf of its Advisor Funds may be adverse to us and our investments which could harm our performance. For example, we may invest in the same credit obligations as other Advisor Funds, although, to the extent permitted under the 1940 Act, our investments may include different obligations of the same issuer. Decisions made with respect to the securities held by one Advisor Fund may cause (or have the potential to cause) harm to the different class of securities of the issuer held by other Advisor Funds (including us). As a further example, an Advisor may manage accounts that engage in short sales of (or otherwise take short positions in) securities or other instruments of the type in which we invest, which could harm our performance for the benefit of the accounts taking short positions, if such short positions cause the market value of the securities to fall.

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

Our Advisors or their respective affiliates currently serve as advisers to one other business development company with substantially the same investment objectives and strategies as ours and may serve as advisers to other business development companies with substantially the same investment objective and strategies, thereby subjecting our Advisors and their respective affiliates to actual and potential conflicts of interests in connection with the management of our business affairs.

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

In the course of their respective duties, the members, officers, trustees, employees, principals or affiliates of our Advisors may come into possession of material, non-public information. The possession of such information may, to our detriment, limit the ability of our Advisors to buy or sell a security or otherwise to participate in an investment opportunity for us. In certain circumstances, employees of our Advisors may serve as board members or in other capacities for portfolio or potential portfolio companies, which could restrict our ability to trade in the securities of such companies. For example, if personnel of an Advisor come into possession of material non-public information with respect to our investments, such personnel will be restricted by our Advisor’s information-sharing policies and procedures or by law or contract from sharing such information with our management team, even where the disclosure of such information would be in our best interests or would otherwise influence decisions taken by the members of the management team with respect to that investment. This conflict and these procedures and practices may limit the freedom of our Advisors to enter into or exit from potentially profitable investments for us which could have an adverse effect on our results of operations. Accordingly, there can be no assurance that we will be able to fully leverage the resources and industry expertise of our Advisors’ other businesses. Additionally, there may be circumstances in which one or more individuals associated with our Advisor will be precluded from providing services to us because of certain confidential information available to those individuals or to other parts of our Advisor.

We may be obligated to pay our Advisors incentive fees even if we incur a net decrease in net assets resulting from operations net loss due to a decline in the value of our portfolio and even if our earned interest income is not payable in cash.

The Investment Advisory Agreement entitles CNL to receive an incentive fee based on our pre-incentive fee net investment income regardless of any capital losses. In such case, we may be required to pay CNL an incentive fee for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net decrease in net assets resulting from operations net loss for that quarter. CNL will pay 50% of any such incentive fee to KKR.

Any incentive fee payable by us that relates to the pre-incentive fee net investment income may be computed and paid on income that may include interest that has been accrued but not yet received or interest in the form of securities received rather than cash (“payment-in-kind”, or “PIK”, income). If a portfolio company defaults on a loan that is structured to provide accrued interest income, it is possible that accrued interest income previously included in the calculation of the incentive fee will become uncollectible. Our Advisors are not obligated to reimburse us for any part of the incentive fee they received that was based on accrued interest income that we never received as a result of a subsequent default. PIK income will be included in the pre-incentive fee net investment income used to calculate the incentive fee to our Advisors even though we do not receive the income in the form of cash.

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

The incentive fee may induce our Advisors to make speculative investments.

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

In addition, the fact that our base management fee— a portion of which will be paid to KKR —is payable based upon our average gross assets (which includes any borrowings for investment purposes) may encourage our Advisors to use leverage to make additional investments. Such a practice could result in us investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns. Under certain circumstances, the use of substantial leverage may increase the likelihood of our defaulting on our borrowings, which would be detrimental to holders of our securities.

Our ability to enter into transactions with our affiliates will be restricted.

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of our independent trustees and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we will generally be prohibited from buying or selling any securities from or to such affiliate on a principal basis, absent the prior approval of our board of trustees and, in some cases, the SEC. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which in certain circumstances could include investments in the same portfolio company (whether at the same or different times to the extent the transaction involves a joint investment), without prior approval of our board of trustees and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or trustees or their affiliates. The SEC has interpreted the business development company regulations governing transactions with affiliates to prohibit certain joint transactions involving entities that share a common investment advisor. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company that is controlled by a fund managed by either of our Advisors or their respective affiliates without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

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

We do not expect to invest in, or hold securities of, companies that are controlled by affiliate’s other clients. However, an affiliates’ other clients may invest in, and gain control over, one of our portfolio companies. If an affiliates’ other client, or clients, gains control over one of our portfolio companies, it may create conflicts of interest and may subject us to certain restrictions under the 1940 Act. As a result of these conflicts and restrictions our Advisors may be unable to implement our investment strategies as effectively as they could have in the absence of such conflicts or restrictions. For example, as a result of a conflict or restriction, our Advisors may be unable to engage in certain transactions that they would otherwise pursue. In order to avoid these conflicts and restrictions, our Advisors may choose to exit such investments prematurely and, as a result, we would forego any positive returns associated with such investments. In addition, to the extent that an affiliates’ other client holds a different class of securities than us as a result of such transactions, our interests may not be aligned.

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

Our Advisors have not assumed any responsibility to us other than to render the services described in the Investment Advisory Agreement and the Investment Sub-Advisory Agreement, and they will not be responsible for any action of our board of trustees in declining to follow our Advisors’ advice or recommendations. Pursuant to the Investment Advisory Agreement and the Investment Sub-Advisory Agreement, our Advisors and their respective trustees, officers, shareholders, members, agents, employees, controlling persons, and any other person or entity affiliated with, or acting on behalf of our Advisors will not be liable to us for their acts under the Investment Advisory Agreement and the Investment Sub-Advisory Agreement, absent willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. We have also agreed to indemnify, defend and protect our Advisors and their respective trustees, officers, shareholders, members, agents, employees, controlling persons and any other person or entity affiliated with, or acting on behalf of our Advisors with respect to all damages, liabilities, costs and expenses resulting from acts of our Advisors not arising out of willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. These protections may lead our Advisors to act in a riskier manner when acting on our behalf than it would when acting for its own account.

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

As a business development company, the 1940 Act prohibits us from acquiring any assets other than certain qualifying assets unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes U.S. operating companies whose securities are not listed on a national securities exchange (i.e., private companies), and certain U.S. public operating companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets. Conversely, if we fail to invest a sufficient portion of our assets in qualifying assets, we could lose our status as a business development company, which would have a material adverse effect on our business, financial condition, and results of operations. Similarly, these rules could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time to comply with the 1940 Act. If we were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments.

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

We may borrow for investment purposes. If the value of our assets declines, we may be unable to satisfy the asset coverage test, which would prohibit us from paying distributions and could prevent us from qualifying as a RIC, which would generally result in a corporate-level tax on net income and net gains. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our shareholders.

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

Risks Related to Our Investments

Our investments in portfolio companies may be risky, and we could lose all or part of our indirect investment.

We pursue a strategy focused on investing primarily in the debt of privately owned U.S. companies with a focus on originated transactions sourced through the networks of our Advisors. Short transaction closing timeframes associated with originated transactions coupled with added tax or accounting structuring complexity and international transactions may result in a higher risk in comparison to non-originated transactions.

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

Most debt securities in which we invest will not be rated by any rating agency and, if they were rated, they would be rated as below investment grade quality. Debt securities rated below investment grade, which are often referred to as “junk” securities, are generally regarded as having predominantly speculative characteristics and may carry a greater risk with respect to a borrower’s capacity to pay interest and repay principal.

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

Our investments may include OID and PIK instruments. To the extent OID and PIK constitute a portion of our income, we will be exposed to risks associated with such income being required to be included in income for financial reporting purposes in accordance with generally accepted accounting principles (“GAAP”) and taxable income prior to receipt of cash, including the following:

•	Original issue discount instruments may have unreliable valuations because the accruals require judgments about collectability;

•	Original issue discount instruments may create heightened credit risks because the inducement to the borrower to accept higher interest rates in exchange for the deferral of cash payments typically represents, to some extent, speculation on the part of the borrower;

•	For GAAP purposes, cash distributions to shareholders that include a component of OID or PIK income are not considered a return of capital, although they may be paid from the offering proceeds. Thus, although a distribution of OID or PIK income may be funded from the cash invested by the shareholders, the 1940 Act does not require that shareholders be given notice of this fact;

•	The presence of OID and PIK creates the risk of non-refundable cash payments to our Advisors in the form of subordinated incentive fees on income based on non-cash OID and PIK income accruals that may never be realized; and

•	In the case of PIK “toggle” debt, the PIK election has the simultaneous effects of increasing the investment income, thus increasing the potential for realizing incentive fees.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

We pursue a strategy focused on investing primarily in the debt of privately owned U.S. companies with a focus on originated transactions sourced through the networks of our Advisors. Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

If we cannot obtain debt financing or equity capital on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.

The net proceeds from the sale of our shares will be used for our investment opportunities, and, if necessary, the payment of operating expenses and the payment of various fees and expenses such as management fees, incentive, and other fees and distributions. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require additional debt financing or equity capital to operate. Pursuant to tax rules that apply to us, we are required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our shareholders to maintain our RIC status. Accordingly, in the event that we need additional capital in the future for investments or for any other reason we may need to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. These sources of funding may not be available to us due to unfavorable economic conditions, which could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Consequently, if we cannot obtain further debt or equity financing on acceptable terms, our ability to acquire additional investments and to expand our operations will be adversely affected. As a result, we would be less able to achieve portfolio diversification and our investment objective, which may negatively impact our results of operations and reduce our ability to make distributions to our shareholders.

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

Although we generally structure certain of our investments as senior debt, if one of the portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we provided managerial assistance to that portfolio company or a representative of us or our Advisors sat on the board of trustees of such portfolio company, a bankruptcy court might re-characterize our debt investment and subordinate all or a portion of our claim to that of other creditors. In situations where a bankruptcy carries a high degree of political significance, our legal rights may be subordinated to other creditors.

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

We are exposed to risks associated with changes in interest rates.

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

We do not have a policy governing the maturities of our investments. This means that we are subject to greater risk (other things being equal) than a fund invested solely in shorter-term securities. A decline in the prices of the debt we own could adversely affect our net asset value. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our dividend rate.

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

We may invest up to 15% of our net assets in private investment funds, including hedge funds, private equity funds, limited liability companies and other business entities which would be required to register as investment companies but for an exemption under Sections 3(c)(1) and 3(c)(7) of the 1940 Act, but excluding joint ventures involving the Company or subsidiaries of the Company that could be deemed private investment funds. Our investments in private investment funds are subject to substantial risks. Our investments in such private investment funds expose us to the risks associated with the businesses of such funds or entities as well as such private investment funds’ portfolio companies. These private investment funds may or may not be registered investment companies and, thus, may not be subject to protections afforded by the 1940 Act, covering, among other areas, liquidity requirements, governance by an independent board, affiliated transaction restrictions, leverage limitations, public disclosure requirements and custody requirements.

We rely primarily on information provided by managers of private investment funds in valuing our investments in such funds. There is a risk that inaccurate valuations provided by managers of private investment funds could adversely affect the value of our common stock. In addition, there can be no assurance that a manager of a private investment fund will provide advance notice of any material change in such private investment fund’s investment program or policies and thus, our investment portfolio may be subject to additional risks which may not be promptly identified by our Advisors. Moreover, we may not be able to withdraw our investments in certain private investment funds promptly after we have made a decision to do so, which may result in a loss to us and adversely affect our investment returns.

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

Investments in the securities of private investment funds may also involve duplication of advisory fees and certain other expenses. By investing in private investment funds indirectly through us, you bear a pro rata portion of our advisory fees and other expenses, and also indirectly bear a pro rata portion of the advisory fees, performance-based allocations and other expenses borne by us as an investor in the private investment funds. In addition, the purchase of the shares of some private investment funds requires the payment of sales loads and (in the case of closed-end investment companies) sometimes substantial premiums above the value of such investment companies’ portfolio securities.

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

Many of our portfolio companies are susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. Therefore, our non-performing assets may increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing our senior or second lien loans. A severe recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income, assets and net worth. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and harm our operating results.

In late 2007, the U.S. economy entered a recession that officially lasted until June 2009, although the effects continued thereafter. As a result of those economic conditions, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. Such value declines were exacerbated by widespread forced liquidations. Such forced liquidations impacted many investors and investment vehicles, leading to a decline in the supply of capital for investment and depressed pricing levels for many assets. These events significantly diminished overall confidence in the debt and equity markets, created unprecedented declines in the values of certain assets and caused extreme economic uncertainty. Although there has been improvement in the U.S. economy since then, certain sectors remain weak and unemployment remains at higher than historical levels.

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

We invest primarily in privately held companies. Investments in private companies pose certain incremental risks as compared to investments in public companies including that they:

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

In addition, investments in private companies tend to be less liquid. The securities of private companies are not publicly traded or actively traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors. These over-the-counter secondary markets may be inactive during an economic downturn or a credit crisis. In addition, the securities in these companies will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. If there is no readily available market for these investments, we are required to carry these investments at fair value as determined by our board of trustees. As a result, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, our Advisors or any of their respective affiliates have material nonpublic information regarding such portfolio company or where the sale would be an impermissible joint transaction. The reduced liquidity of the investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

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

We may also co-invest with third parties through partnerships, joint ventures or other entities, thereby acquiring jointly-controlled or non-controlling interests in certain investments in conjunction with participation by one or more third parties in such investment. Such joint venture partners or third party managers may include former KKR personnel or associated persons. As co-investors, we may have interests or objectives that are inconsistent with those of the third-party partners or co-venturers. Although we may not have full control over these investments and therefore, may have a limited ability to protect its position therein, we expect that we will negotiate appropriate rights to protect our interests. Nevertheless, such investments may involve risks not present in investments where a third party is not involved, including the possibility that a third-party partner or co-venturer may have financial difficulties, resulting in a negative impact on such investment, may have economic or business interests or goals which are inconsistent with ours, or may be in a position to take (or block) action in a manner contrary to our investment objectives or the increased possibility of default by, diminished liquidity or insolvency or, the third party, due to a sustained or general economic downturn. Third-party partners or co-venturers may opt to liquidate an investment at a time during which such liquidation is not optimal for us. In addition, we may in certain circumstances be liable for the actions of its third-party partners or co-venturers. In those circumstances where such third parties involve a management group, such third parties may receive compensation arrangements relating to such investments, including incentive compensation arrangements.

Risks Related to Leverage

To the extent that we borrow money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us. Borrowed money may also adversely affect the return on our assets, reduce cash available to service our debt or for distribution to our shareholders, and result in losses.

The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. If we use leverage to partially finance our investments, through borrowing from banks and other lenders you will experience increased risks of investing in our securities. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would if we had not borrowed and employed leverage. Similarly, any decrease in our income would cause net income to decline more sharply than it would have if we had not borrowed and employed leverage. Such a decline could negatively affect our ability to service our debt or make distributions to our shareholders. In addition, our shareholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management or incentive fees payable to our Advisors.

The amount of leverage that we employ will depend on our Advisors’ and our board of trustees’ assessment of market and other factors at the time of any proposed borrowing. There can be no assurance that leveraged financing will be available to us on favorable terms or at all. However, to the extent that we use leverage to finance our assets, our financing costs will reduce cash available for distributions to shareholders. Moreover, we may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.

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

Legislation was previously introduced in the U.S. House of Representatives that proposed a modification of this section of the 1940 Act to permit an increase in the amount of debt that business development companies could incur by modifying the percentage from 200% to 150%. Similar legislation may be reintroduced and may pass that permits us to incur additional leverage under the 1940 Act. As a result, we may be able to incur additional indebtedness in the future, and, therefore, the risk of an investment in us may increase.

Risks Related to an Investment in Our Common Stock

Investors will not know the purchase price per share at the time they submit their subscription agreements and could receive fewer shares of common stock than anticipated if our board of trustees determines to increase the offering price to comply with the requirement that we avoid selling shares below net asset value.

Shares will be offered at an offering price of $9.80 per share. We will seek to avoid interruptions in the continuous offering of our common shares, however, if our net asset value per share: (i) declines more than 10% from the net asset value per share as of the effective date of the registration statement, (ii) increases to an amount that is greater than the net proceeds per share as stated in the prospectus, or (iii) declines below 97.5% of the net proceeds per share as stated in the prospectus, to the extent permitted or required under the rules and regulations of the SEC, we will either supplement the prospectus or file an amendment to the registration statement with the SEC to change our offering price or will voluntarily suspend selling shares in the offering. However, there can be no assurance that our continuous offering will not be interrupted during the SEC’s review of any such registration statement amendment or if our board of trustees determines to voluntarily suspend selling shares in this offering as opposed to supplementing or amending the registration statement with the SEC.

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

Our shares are not listed on an exchange or quoted through a quotation system and will not be listed for the foreseeable future, if ever; and we are not required to complete a liquidity event by a specific date. Therefore, our shareholders have limited liquidity and may not receive a full return of invested capital (including front-end commissions, fees and expenses), upon selling their shares or upon liquidation of our company.

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

Also, since a portion of the public offering price from the sale of shares in this offering will be used to pay offering expenses and recurring expenses, the full offering price paid by our shareholders will not be invested in portfolio companies. As a result, even if we do complete a liquidity event, you may not receive a return of all of your invested capital. If we do not successfully complete a liquidity event, liquidity for your shares will be limited to participation in our share repurchase program, which we have no obligation to maintain. In addition, any shares repurchased pursuant to our share repurchase program may be purchased at a price which may reflect a discount from the purchase price shareholders paid for the shares being repurchased and such shares may be subject to a contingent deferred sales charge.

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

Beginning on July 1, 2017, and subject to the discretion of our trustees, we intend to commence tender offers, on approximately 10% of our weighted average number of outstanding shares in any 12-month period, to allow you to tender your shares to us on a quarterly basis at a specific offer price that is determined based upon our net asset value as of the last date of the prior quarter prior to the initiation of each tender offer program. We will further limit repurchases in each quarter to 2.5% of the weighted average number of shares of our common stock outstanding in the prior four calendar quarters. The share repurchase program, if implemented, will include numerous restrictions that limit your ability to sell your shares. We intend to limit the number of shares to be repurchased during any calendar year to the number of shares we can repurchase with the proceeds we receive from the sale of shares of our common stock under our distribution reinvestment plan, although at the discretion of our board of trustees, we may also use cash on hand, cash available from borrowings and cash from the sale of our investments as of the end of the applicable period to repurchase shares. To the extent that the number of shares put to us for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, not on a first-come, first-served basis. Further, we will have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under federal law or Delaware law, which prohibits distributions that would cause a trust to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all repurchase requests made in any year. Our board of trustees may amend, suspend or terminate the share repurchase program upon 30 days’ notice. We will notify our shareholders of such developments: (i) in our quarterly reports or (ii) by means of a separate mailing to you, accompanied by disclosure in a current or periodic report under the Exchange Act. In addition, under the quarterly share repurchase program, if implemented, we will have discretion to not repurchase shares, to suspend the program, and to cease repurchases. Further, the program may have many limitations and should not be relied upon as a method to sell shares promptly and at a desired price.

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

When we make repurchase offers pursuant to the share repurchase program, we may offer to repurchase shares at a price that is lower than the price that you paid for our shares. As a result, to the extent you paid a price that includes the related sales load and to the extent you have the ability to sell your shares pursuant to our share repurchase program, then the price at which you may sell shares, which will be approximately equivalent to our estimated net asset value on the last business day of the prior calendar quarter, may be lower than the amount you paid in connection with the purchase of shares in this offering.

Because our Managing Dealer is an affiliate of CNL, its due diligence review of us is not considered independent. The absence of an independent due diligence review increases the risks and uncertainty you face as a shareholder.

Our Managing Dealer, CNL Securities Corp., is an affiliate of CNL. As a result, its due diligence review and investigation of us and the prospectus cannot be considered to be an independent review. Therefore, by relying on the Managing Dealer alone, you will not have the benefit of an independent review and investigation of this offering of the type normally performed by an unaffiliated, independent underwriter in an underwritten public securities offering. Accordingly, you will have to rely on your own broker-dealer or investment advisor to make an independent review of the terms of this offering. If your broker-dealer or investment advisor does not conduct such a review, you will not have the benefit of an independent review of the terms of this offering. In addition, we do not, and do not expect to, have research analysts reviewing our performance or our securities on an ongoing basis. Therefore, you will not have an independent review of our performance and the value of our common stock relative to other publicly traded companies.

We may be unable to invest a significant portion of the net proceeds of this offering on acceptable terms in an acceptable timeframe.

Delays in investing the net proceeds of this offering may impair our performance. We cannot assure you that we will be able to continue to identify investments that meet our investment objective or that any investment that we make will produce a positive return. We may be unable to invest the net proceeds of our offering on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results.

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

Our shareholders do not have preemptive rights to any shares we issue in the future. Our declaration of trust authorizes us to issue up to 1,000,000,000 shares of common stock. Pursuant to our declaration of trust, a majority of our entire board of trustees may amend our declaration of trust to increase the number of authorized shares without shareholder approval. Our board may elect to sell additional shares in the future or issue equity interests in private offerings. To the extent we issue additional equity interests at or below net asset value your percentage ownership interest in us may be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, you may also experience dilution in the book value and fair value of your shares.

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

As of December 31, 2016, we had approximately 5.9 million shares of our common stock outstanding and the ability of our shareholders to liquidate their investments is limited. If we were to list our common stock on a securities exchange in the future, a large volume of sales of these shares could decrease the prevailing market prices of our common stock and could impair our ability to raise additional capital through the sale of equity securities in the future. Even if a substantial number of sales are not effected, the mere perception of the possibility of these sales could depress the market price of our common stock and have a negative effect on our ability to raise capital in the future. In addition, anticipated downward pressure on our common stock price due to actual or anticipated sales of common stock from this market overhang could cause some institutions or individuals to engage in short sales of our common stock, which may itself cause the price of our stock to decline.

Your interest in us may be diluted if you do not fully exercise your subscription rights in any rights offering. In addition, if the subscription price is less than our net asset value per share, then you will experience an immediate dilution of the aggregate net asset value of your shares.

In the event we issue subscription rights, shareholders who do not fully exercise their subscription rights should expect that they will, at the completion of a rights offering pursuant to the prospectus, own a smaller proportional interest in us than would otherwise be the case if they fully exercised their rights. We cannot state precisely the amount of any such dilution in share ownership because we do not know at this time what proportion of the shares will be purchased as a result of such rights offering.

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

If our net asset value increases above our net proceeds per share as stated in the prospectus, we will sell our shares at a higher price as necessary to ensure that shares are not sold at a net price, after deduction of upfront selling commissions and dealer manager fees, that is below our net asset value per share. Also, if our net asset value per share: (i) declines more than 10% from the net asset value per share as of the effective date of the registration statement, (ii) increases to an amount that is greater than the net proceeds per share as stated in the prospectus, or (iii) declines below 97.5% of the net proceeds per share as stated in the prospectus, to the extent permitted or required under the rules and regulations of the SEC, we will either supplement the prospectus or file an amendment to the registration statement with the SEC to change our offering price or will voluntarily suspend selling shares in the offering. Additionally, our board of trustees may change the offering price at any time to ensure that our net asset value per share is equal to or less than the public offering price, net of upfront sales load and equal to or greater than 97.5% of the net proceeds per share when we sell shares of common stock. Therefore, the net proceeds per share, net of all upfront sales load, from a new investor may be in excess of the then current net asset value per share.

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

Federal Income Tax Risks

We will be subject to corporate-level income tax if we are unable to maintain our qualification as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.

To maintain RIC tax treatment under the Code, we must meet the following minimum annual distribution, income source and asset diversification requirements. See “Tax Matters.”

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

For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, since we will likely hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK, secondary market purchases of debt securities at discount to par, interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as unrealized appreciation for foreign currency forward contracts and deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Furthermore, we may invest in non-U.S. corporations (or other non-U.S. entities treated as corporations for U.S. federal income tax purposes) that could be treated under the Code and U.S. Treasury regulations as “passive foreign investment companies” and/or “controlled foreign corporations.” The rules relating to investment in these types of non-U.S. entities are designed to ensure that U.S. taxpayers are either, in effect, taxed currently (or on an accelerated basis with respect to corporate level events) or taxed at increased tax rates at distribution or disposition. In certain circumstances this could require us to recognize income where we do not receive a corresponding payment in cash.

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

We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discounts with respect to debt securities acquired in the secondary market and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes. Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the annual distribution requirement, even if we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, make a partial share distribution, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, and choose not to make a qualifying share distribution, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We do not own any real estate or other physical properties materially important to our operation. We believe that the office facilities of the Advisors are suitable and adequate for our business as it is contemplated to be conducted.

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

Continuous Public Offering of Common Stock

On September 29, 2014, our company filed our Registration Statement with the SEC to register our Offering. The Registration Statement was declared effective by the SEC on October 9, 2015 and our company commenced its Offering. The Company commenced operations on March 1, 2016, when it satisfied its minimum offering requirement.

We are currently selling our shares on a continuous basis at an offering price of $9.80 under our Registration Statement. To the extent that the net asset value per share increases above the offering price, net of upfront sales load, then the offering price per share will require an upward adjustment. In connection with each subscription closing on the sale of shares of our common stock offered pursuant to the prospectus on a continuous basis, we expect that our board of trustees will delegate to our officers the authority to test that the net proceeds per share from the sale of shares are equal to, or greater than, our current net asset value per share within 48 hours of the date of each weekly subscription closing. In addition, if the net asset value per share were to decline below 97.5% of the public offering price, net of upfront sales load, then, subject to certain conditions, we may suspend selling shares in the Offering until the net asset value per share is greater than 97.5% of the public offering price, net of upfront sales load.

The following table lists the NAV per share, the public offering price per share for shares sold in our Offerings including and excluding sales load, the net public offering price premium as a percentage of NAV, and quarterly declared distributions per share as of the end of each quarter for the years ended December 31, 2016.

	End of Quarter
	NAV(1)	Public Offering Price	Net POP(2)	Net POP Premium to NAV(3)	Declared Distributions per Share
Year Ended December 31, 2016
First Quarter	$8.98	$9.50	$9.05	1%	$0.05
Second Quarter	$9.05	$9.55	$9.10	1%	$0.14
Third Quarter	$9.17	$9.65	$9.19	0%	$0.14
Fourth Quarter	$9.26	$9.75	$9.29	0%	$0.15

(1)	NAV per share is determined as of the last day in the period. NAV is based on outstanding shares at the end of the period.
(2)	Net public offering price excluding sales load (“Net POP”) is equal to public offering price less 4.75% for upfront selling commissions and dealer manager fees. Net POP is also the price employed in the distribution reinvestment plan.
(3)	Calculated at end of the period, Net POP divided by NAV, less 100%.

Set forth below is a chart of shares and net proceeds from the Offering, Founder Stock Purchase Agreements and Share Purchase Agreements as of December 31, 2016:

	As of December 31, 2016
	Shares	Amount
Gross Proceeds	5,902,391	$56,540,994
Upfront Selling Commissions and Dealer Manager Fees	—	(2,405,257)
Reinvestment of Distributions	41,812	385,988

Net Proceeds	5,944,203	$54,521,725

Average Net Proceeds Per Share	$9.17

Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion related to our Offering.

Holders

As of March 16, 2017, we had 1,794 record holders of our common stock.

Recent Sales of Unregistered Securities

There were 555,777.78 shares of unregistered securities sold as of December 31, 2016.

Share Repurchase Program

Beginning no later than July 1, 2017, and subject to the discretion of the board of trustees, we intend to commence a share repurchase program pursuant to which we intend to repurchase, in each quarter, up to 2.5% of the weighted average number of shares of our common stock outstanding in the prior four calendar quarters. Our share repurchase program will include numerous restrictions that limit your ability to sell your shares.

Distributions

Distributions to our shareholders are governed by our declaration of trust. Our board of trustees declares a weekly record date, a weekly distribution rate and a monthly payment date. We intend to continue to pay monthly distributions to our shareholders. The timing and amount of our monthly distributions, if any, is determined by our board of trustees. Any distributions to our shareholders are declared out of assets legally available for distribution. We may fund our cash distributions to shareholders from any sources of funds available to us, including fee waivers or reductions by our Advisors that may be subject to repayment, as well as offering proceeds and borrowings. (See Note 7. “Distributions” and Note 10. “Federal Income Taxes” included in Item 8. “Financial Statements and Supplementary Data.”)

The following table presents the total cash distributions declared per share of common stock outstanding from March 1, 2016 (the date the Company became operational) through December 31, 2016:

Quarter	Cash Distributions Declared Per Share 2016
First	$0.05
Second	0.14
Third	0.14
Fourth	0.15

Total	$0.48

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

Our board of trustees declared distributions for January 2017, February 2017, March 2017 and April 2017, respectively, which represent an annualized distribution rate of 6.0% based on our current public offering price of $9.80 per share. The annualized distribution rate should not be interpreted to be a measure of our current or future performance. It is anticipated that these distributions, in the aggregate, will be substantially supported by our taxable income and the sources of distributions will be disclosed in our regular financial reports. Distributions will be recorded weekly and paid monthly in accordance with the schedule below.

Record Date	Distribution Payment Date	Declared Distribution Per Share Per Record Date
January 3, 2017	January 4, 2017	$0.01125
January 10, 17, 24 and 31, 2017	February 1, 2017	$0.01125
February 7, 14, 21 and 28, 2017	March 1, 2017	$0.01125
March 7, 14, 21 and 28, 2017	March 28, 2017	$0.01125
April 4, 11, 18 and 25, 2017	April 26, 2017	$0.01125

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

The following selected financial data for the year ended December 31, 2016 is derived from our financial statements. The following selected financial data for Corporate Capital Trust II should be read in conjunction with “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. —Financial Statements and Supplementary Data” included elsewhere in this report.

	Year ended December 31, 2016	Period from August 27, 2015 (Inception) to December 31, 2015
Statement of Operations data:
Investment income	$1,326,880	$—

Operating expenses
Total expenses	2,607,594	—
Expense support	(2,195,791)	—

Net operating expenses	411,803	—

Net investment income before taxes	915,077	—
Income tax expense, including excise tax	6,107	—

Net investment income	908,970	—
Net realized and unrealized gains (3)	833,632	—

Net increase in net assets resulting from operations	$1,742,602	—

Per share data:
Net investment income per share	$0.35	—
Diluted and basic earnings per share	$0.66	—
Distributions declared per share	$0.48	—
Other data:
Total investment return-net price (1)	8.5%	—
Total investment return-net asset value (2)	8.5%	—
Number of portfolio companies at period end	55	—
Total portfolio investments for the period	$63,508,987	—
Investment sales and prepayments for the period	$8,456,839	—

	December 31, 2016	December 31, 2015
Balance sheet data:
Total assets	$63,292,295	$202,000
Total liabilities	$8,275,004	$—
Total net assets	$55,017,291	$202,000

(1)	Total investment return-net price is a measure of total return for shareholders who purchased our common stock at the beginning of the period, including distributions declared during the period. Total investment return-net price is based on (i) the purchase of one share at the public offering price, net of sales load, on the first day of the period, (ii) the sale at the net asset value per share on the last day of the period, of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) the cash payment for distributions payable, if any, on the last day of the period. The total investment return-net price calculation assumes that (i) monthly cash distributions are reinvested in accordance with our distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan are issued at the then public offering price, net of sales load, on each monthly distribution payment date. There is no public market for our shares and the market value at sale is assumed to be equal to net asset value per share on the last day of the period. Our performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by our shareholders in the purchase of our shares of common stock. Total investment return is not annualized.
(2)

Total investment return-net asset value is a measure of the change in total value for shareholders who held our common stock at the beginning and end of the period, including distributions declared during the period. Total investment return-net asset value is based on (i) the beginning period net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period, of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) the value of distributions payable, if any, on the last day of the period. The total investment return-net asset value calculation assumes that (i) monthly cash distributions are reinvested in accordance with our distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan are issued at the then public offering price, net of sales load, on each monthly distribution payment date. There is no public market for our shares. Our performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by our shareholders in the purchase of our shares of common stock. Total investment return is not annualized.
(3)	See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” for a discussion of realized and unrealized gains and losses for the year ended December 31, 2016.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our financial statements and related notes thereto to appearing elsewhere in this annual report on Form 10-K. In this report “we,” “our,” “us,” and “our company” refer to Corporate Capital Trust II, Inc.

Overview

The Company is a non-diversified closed-end management investment company that has elected to be treated as a business development company under the 1940 Act. The Company commenced operations on March 1, 2016 when it satisfied its minimum offering requirement. Formed as a Delaware statutory trust on August 12, 2014, we are externally managed by our Advisors, CNL and KKR, which are collectively responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments, determining the securities and other assets that the we will purchase, retain or sell and monitoring our portfolio on an ongoing basis. Both of our Advisors are registered as investment advisers with the SEC.

Investment Objective, Investment Program, and Primary Investment Types

Our investment objective is to provide our shareholders with current income and, to a lesser extent, long-term capital appreciation. We intend to pursue our investment objective by investing primarily in the debt of privately owned, thinly traded U.S. companies with a focus on originated transactions sourced through the networks of our Advisors upon obtaining exemptive relief from the SEC allowing us to co-invest with certain affiliates of our Advisors. We define originated transactions as any negotiated investment where we, through our Advisors’ direct efforts, provide funds directly to a portfolio company. A substantial portion of our portfolio will consist of direct lending investments, which we believe offer potential opportunities for superior risk-adjusted returns and income generation. Our debt investments may take the form of corporate loans or bonds, may be directly originated as primary market negotiated transactions or purchased on the secondary market, may be secured or unsecured and may, in some cases, be accompanied by warrants, options or other forms of equity participation. We may separately purchase common or preferred equity interests in transactions.

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

Financial and Operating Highlights

The following table presents financial and operating highlights as of December 31, 2016, and for the year ended December 31, 2016:

As of	December 31, 2016
Total assets	$63,292,295
Adjusted total assets (Total assets, net of payable for investments purchased)	$56,044,176
Investments in portfolio companies	$56,192,783
Net assets	$55,017,291
Net asset value per share	$9.26

Activity for the Year Ended December 31,	2016
Average net assets	$24,039,182
Purchases of investments	$63,508,987
Sales, principal payments and other exits	$8,456,839
Net investment income	$908,970
Net realized gains on investments and foreign currency transactions	$101,070
Net change in unrealized appreciation on investments and foreign currency translation	$732,562
Net increase in net assets resulting from operations	$1,742,602
Total distributions declared	$1,247,036
Net investment income before unearned incentive fees per share	$0.41
Net investment income per share	$0.35
Earnings per share	$0.66
Distributions declared per share outstanding for the entire period	$0.48

Summary of Common Stock Transactions for the Year Ended December 31,	2016
Gross proceeds, excluding reinvestment of distributions	$56,338,995
Net proceeds to Company, excluding reinvestment of distributions	$53,933,738
Reinvestment of distributions	$385,988
Average net proceeds per share	$9.17
Shares issued, excluding reinvestment of distributions	5,879,947
Shares issued in connection with reinvestment of distributions	41,812

Business Environment

After the financial crisis of 2008-2009, volatility spikes have become the norm, and 2016 was no exception. In the last 12 months, markets have been surprised by events such as the United Kingdom’s prospective withdrawal from the European Union (“Brexit”) and the outcome of the U.S. presidential election. Despite the volatility, improving macroeconomic conditions have led to strengthening fundamentals and also positive returns in leveraged credit. With this improvement, a large volume of deals made the fourth quarter of 2016 the busiest of the year for the market.

Given the backdrop we have experienced and the need for capital in the marketplace, we continue to believe that our closed-end structure, our predominately floating rate debt portfolio, and long term fundamental underwriting approach positions us well. We continue to focus on providing capital to companies that, for a variety of reasons, are unable to access the syndicated debt markets.

We believe three items continue to support our underlying investment thesis. First, leveraged lending guidelines at traditional lenders result in corporate and financial buyers looking beyond traditional financial intermediaries to support their transaction-related financing. Second, the capabilities of our Advisors, surety to close, and long term hold strategy have become understood and appreciated by borrowers. Finally, we believe the current environment offers attractive risk adjusted transaction terms through our ability to provide long term and sizeable financing solutions to our borrowers.

Since the financial crisis of 2008-2009, traditional lenders have been the subject of numerous regulatory changes which has facilitated the entrance into the debt markets of alternative lenders like our Company; however, the new administration has proposed loosening regulations on traditional lenders – but by how much, when, and what this means remains uncertain. We believe continued focus on the fundamentals, including rigorous due diligence, robust credit underwriting and direct structuring of investments, best positions our portfolio to protect principal and generate attractive risk-adjusted returns.

Portfolio and Investment Activity

Portfolio Investment Activity for the year ended December 31, 2016

The following table summarizes our investment activity as of December 31, 2016 and for the year ended December 31, 2016:

Investment Portfolio
Total fair value	$56,192,783
No. portfolio companies	55
No. debt investments	58
No. equity investments	1
Weighted average annual yield of debt investments (1)	8.3%

(1)	The weighted average annual yield for our debt investments is computed as (i) the sum of (a) the annual interest rate of each accruing debt investment multiplied by its par amount as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of accruing each debt investment, if any; divided by (ii) the total amortized cost of all accruing debt investments included in the calculated group as of the end of the applicable reporting period. The yield on the Company’s investments does not represent the return to the Company’s shareholders.

December 31, 2016
Purchases of investments:
Senior secured loans – first lien	$44,743,916
Senior secured loans – second lien	11,386,826
Subordinated debt	7,315,821
Equity	62,424

Total	$63,508,987

Sales, principal payments and other exits:
Senior secured loans – first lien	$6,067,123
Senior secured loans – second lien	982,755
Subordinated debt	1,406,961

Total	$8,456,839

Portfolio Company Additions	62
Portfolio Company Exits	(7)
Debt Investment Additions	78
Debt Investment Exits	(20)

The changes in the fair value of our investment portfolio are directly related to (i) the changes in their cost basis as a result of incremental purchases and (ii) the changes in fair value for assets held at the beginning and end of the period. The net change in unrealized appreciation for the year ended December 31, 2016 was $737,184. See “Results of Operations – Net Change in Unrealized Appreciation or Depreciation” below for further details relating to the changes.

	December 31, 2016
Asset Category	Amortized Cost	Fair Value
Senior debt
Senior secured loans - first lien	$39,078,146	$39,685,517
Senior secured loans - second lien	10,433,488	10,571,654

Total senior debt	49,511,634	50,257,171
Subordinated debt	5,881,541	5,878,064
Equity	62,424	57,548

Total	$55,455,599	$56,192,783

The weighted average yield on debt investments at amortized cost held in our investment portfolio as of December 31, 2016 were as follows:

Asset Category	Investment portfolio at amortized cost(2)
Senior debt (1)
Senior secured loans - first lien	8.4%
Senior secured loans - second lien	9.1%
Subordinated debt(1)	6.4%

(1)	The weighted average yield on debt investments is based on amortized cost as of the end of the applicable period. The weighted average yield for our debt investments is computed as, (i) the sum of (a) the annual interest rate of each accruing debt investment multiplied by its par amount as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing debt investment, if any; divided by (ii) the total amortized cost of all accruing debt investments included in the calculated group as of the end of the applicable reporting period.
(2)	The yield on the Company’s investments does not represent the return to the Company’s shareholders.

The following table presents a summary of interest rate and maturity statistics for the debt investments, based on par value, in our investment portfolio as of December 31, 2016:

	December 31, 2016
Floating interest rate debt investments:
Percent of debt portfolio	89.8%
Percent of floating rate debt investments with interest rate floors	100.0%
Weighted average interest rate floor	1.0%
Weighted average coupon spread to base rate	572	bps
Weighted average years to maturity	5.2

Fixed interest rate debt investments:
Percent of debt portfolio	10.2%
Weighted average coupon rate	7.43%
Weighted average years to maturity	5.3

All of our floating interest rate debt investments have base rate reset frequencies of less than twelve months with the majority resetting at least quarterly. The three-month LIBOR, the most prevalent index employed among our floating interest rate debt investments, ranged between 0.61% and 0.99%, during the year ended December 31, 2016 and was 0.99% on December 31, 2016. Base rate resets for floating interest rate investments will only result in interest income increases when the reset base interest rate exceeds the associated interest rate floor.

Our weighted average annual yield on debt investments was 8.3% as of December 31, 2016. The weighted average annual yield on debt investments is higher than what investors in our Company will realize because it does not reflect expenses of the Company or any sales load. Total investment return-net price and total investment return-net asset value was 8.5% for the year ended December 31, 2016. See Note 12 “Financial Highlights” in our financial statements.

The following table shows the credit ratings of the investments in our investment portfolio, based upon the rating scale of Standard & Poor’s Ratings Services, as of December 31, 2016:

	December 31, 2016
Standard & Poor’s rating	Fair Value	Percentage of Portfolio
BB	$1,399,495	2.5%
BB-	993,992	1.8
B+	11,455,615	20.4
B	18,309,957	32.5
B-	10,978,083	19.5
CCC+	8,887,616	15.8
CCC	2,445,781	4.4
CCC-	1,664,696	3.0
Not Rated	57,548	0.1

Total	$56,192,783	100.0%

The following table presents a summary of our investment portfolio arranged by industry classifications of the portfolio companies as of December 31, 2016:

	December 31, 2016
Industry Classification	Fair Value	Percentage of Portfolio
Capital Goods	$12,571,442	22.5%
Software & Services	7,657,545	13.6
Retailing	7,443,502	13.2
Health Care Equipment & Services	5,777,348	10.3
Commercial & Professional Services	4,673,366	8.3
Consumer Services	3,387,303	6.0
Materials	2,292,220	4.1
Technology Hardware & Equipment	2,264,964	4.0
Food & Staples Retailing	2,263,161	4.0
Media	1,914,534	3.4
Telecommunication Services	1,589,068	2.8
Food, Beverage &Tobacco	1,561,466	2.8
Consumer Durables & Apparel	1,012,382	1.8
Utilities	995,115	1.8
Transportation	526,795	0.9
Pharmaceuticals, Biotechnology & Life Sciences	262,572	0.5

Total	$56,192,783	100.0%

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

Liquidity

During the year ended December 31, 2016, proceeds from sales of investments and principal payments totaled $8.5 million. In addition, distributions reinvested in the Company as a percentage of total distributions for the year ended December 31, 2016 was 31% or $0.39 million. As of December 31, 2016, we had approximately $3.8 million of cash.

In addition to the source of liquidity listed above, we continue to raise capital through our Offering. As of December 31, 2016, we had approximately 270 million additional shares of common stock available for sale through the Offering. In the event we are able to sell these remaining shares, the proceeds from any sales will provide us with additional liquidity. During the period from January 1, 2017 through March 16, 2017, the Company received additional net proceeds of approximately $21.1 million from its Offering, including amounts through its distribution reinvestment plan.

On March 16, 2017, the board of trustees approved an amended and restated Managing Dealer Agreement between the Company and the Managing Dealer and approved an amended and restated Distribution and Shareholder Servicing Plan for the Company (the “Plan”). The new Managing Dealer Agreement and the Plan will become effective if and when the post-effective amendment to our registration statement on Form N-2 (File No. 333-199018) describing the new Managing Dealer Agreement and the Plan is declared effective by the SEC, which the Company anticipates will occur by the end of April 2017. The Company expects that new Managing Dealer Agreement and the Plan will lower the ongoing distribution and shareholder servicing fee paid to the Managing Dealer from an annualized rate of 1.25% to an annualized rate of 1.00% of the Company’s net asset value per share. In addition, the Company expects that under the new Managing Dealer Agreement, the Company will cease paying the ongoing distribution and shareholder servicing fee when the total underwriting compensation paid from the upfront selling commissions, upfront dealer manager fees, and ongoing distribution and shareholder servicing fees attributable to our shares equals 8.5% of the aggregate gross offering proceeds from shares sold in the offering, excluding shares issued through the distribution reinvestment plan. The new Managing Dealer Agreement will also remove the contingent deferred sales charge and will no longer apply upon redemption of Company shares.

Commitments and Contingencies

See Note 9 “Commitments and Contingencies” in Item 8. “Financial Statements and Supplementary Data” for information on our commitments and contingencies as of December 31, 2016.

Distributions to Shareholders

We pay monthly distributions to our shareholders in the form of cash. Shareholders may elect to reinvest their distributions as additional shares of our common stock under our distribution reinvestment plan. Dividends are taxable to our shareholders even if they are reinvested in additional shares of our common stock. The following table reflects the cash distributions per share and the total amount of distributions that we have declared on our common stock during the year ended December 31, 2016:

	Per Share	Amount
December 31, 2016	$0.48	$1,247,036

Approximately 31% of the distributions declared during the year ended December 31, 2016 were reinvested in shares of our common stock by participants in our dividend reinvestment plan and the reinvested distributions represents an additional source of capital to us. See Note 7 “Distributions” in our financial statements for additional disclosures on distributions.

We had sufficient taxable income to support 100% of our declared distributions for the year ended December 31, 2016. We do not expect to use equity capital to pay distributions to shareholders nor do we expect any portion of our distributions paid in 2016 to be treated as a return of capital for tax purposes. We routinely disclose the sources of funds used to pay distributions to our shareholders in periodic reports that accompany (i) quarterly account statements and (ii) monthly distribution checks that are prepared and sent directly by our transfer agent to our shareholders. See Note 7 “Distributions” in our financial statements for a discussion of the sources of funds used to pay distributions on a GAAP basis for the periods presented.

Expense Waiver and Reimbursement Arrangements with Our Advisors

The Advisors have incurred on our behalf organization and offering expenses totaling approximately $4.19 million as of December 31, 2016. Under the terms of the investment advisory and sub-advisory agreements between us and CNL and KKR, respectively, upon satisfaction of the minimum offering requirement, CNL and KKR will be entitled to receive up to 1.50% of gross proceeds raised in our continuous public offering until all organization and offering costs funded by CNL and KKR or its affiliates have been recovered. The offering expenses consist of costs incurred by CNL and KKR and their affiliates on the Company’s behalf for legal, accounting, printing and other offering expenses, including costs associated with technology integration between the Company’s systems and those of our participating broker-dealers, permissible due diligence reimbursements, marketing expenses, salaries and direct expenses of CNL’s and KKR’s employees, employees of their affiliates and others while engaged in registering and marketing the shares, which will include development of marketing materials and marketing presentations and training and educational meetings and generally coordinating the marketing process for the Company. Any such reimbursements will not exceed actual expenses incurred by CNL and KKR and their affiliates. CNL and KKR are responsible for the payment of our organization and offering expenses to the extent that these expenses exceed 1.5% of the gross proceeds from the Offering, without recourse against or reimbursement by us.

The Advisors each provided written notice to us of their agreement to waive all reimbursement of organizational and offering expenses to which they are entitled to from March 1, 2016 (the date the Company satisfied the “minimum offering requirement”) through March 31, 2017. The waiver of the reimbursement requirements did not reduce the amount of organization and offering expenses incurred by the Advisors that is eligible for reimbursement in future periods. The Advisor’s waiver of organization and offering expense reimbursement will temporarily reduce our operating expenses. We expect to implement the reimbursement of organization and offering expenses in 2017 after the expiration of the waiver period.

The Company has entered into an Expense Support and Conditional Reimbursement Agreement, as amended (the “Expense Support Agreement”) with CNL and KKR (the “Advisors”) pursuant to which the Advisors jointly and severally agree to pay to the Company some or all operating expenses (an “Expense Support Payment”) for each month during the Expense Support Payment Period (as defined below) in which the Company’s board of trustees declares a distribution to its shareholders. The “Expense Support Payment Period” began on March 1, 2016, the date the Company’s minimum offering requirement was satisfied and ends on March 31, 2017. The Advisors are entitled to be reimbursed promptly by the Company (a “Reimbursement Payment”) for Expense Support Payments made with respect to any class of common stock, subject to the limitation that no Reimbursement Payment may be made by the Company to the extent that it would cause the Company’s other operating expenses (as defined in the Expense Support Agreement) for such class of common stock to exceed the lesser of (A) 1.75% of average net assets attributable to shares of such class of common stock and (B) the percentage of our average net assets attributable to shares of such class of common stock represented by other operating expenses (as defined in the Expense Support Agreement) during the fiscal year in which such expense support payment from the Advisors was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from the Advisors made during the same fiscal year). Notwithstanding anything to the contrary in the Expense Support Agreement, no Reimbursement Payment shall be made with respect to any class of common stock if the effective rate of distributions per share on such class of common stock declared by the Company at the time of such Reimbursement

Payment is less than the effective rate of distributions per share on such class of common stock at the time the Expense Support Payment was made to which such Reimbursement Payment relates. For this purpose, “effective rate of distributions per share” means actual declared distribution rate per share exclusive of return of capital, if any. The eligibility for reimbursement by the Company of Expense Support Payments will terminate three years from the date on which such Expense Support Payment was paid or waived. As of December 31, 2016, the amount of Expense Support Payments provided by or due from the Advisors is $2,195,791.

See Note 13. “Subsequent Events” in Item 8. “Financial Statements” for additional information on expense support and organization and offering expenses.

Results of Operations

As of December 31, 2016, the fair value of our investment portfolio totaled $56.2 million. The majority of our investments at December 31, 2016 consisted of debt investments. See the section entitled “Portfolio and Investment Activity” above for a discussion of the general terms and characteristics of our investments, and for information regarding investment activities during the year ended December 31, 2016.

The following is a summary of our operating results for the year ended December 31, 2016:

Year Ended December 31, 2016
Total investment income	$1,326,880
Net operating expenses(1)	(411,803)
Income tax expense, including excise tax	(6,107)

Net investment income	908,970
Net realized gains	101,070
Net change in unrealized appreciation	732,562

Net increase in net assets resulting from operations	$1,742,602

(1)	Net of expense support of $2,195,791.

Investment income

Investment income consisted of the following for the year ended December 31, 2016:

Year Ended December 31, 2016
Interest income	$1,320,502
Fee income	6,378

Total investment income	$1,326,880

As of December 31, 2016, our weighted average annual yield on our accruing debt investments was 8.3% based on amortized cost, as defined above in “Portfolio and Investment Activity.” The weighted average annual yield on debt investments is higher than what investors in our Company will realize because it does not reflect expenses of the Company or any sales load. As of December 31, 2016, approximately 89.8% of our debt investments had floating rate interest; therefore, changes in interest rates could have a material impact on our interest income in the future. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk” for further information on the impact interest rate changes could have on our results of operations.

Our fee income consists of transaction-based fees and is nonrecurring. See Note 6. “Fee Income” in Item 8. “Financial Statements and Supplementary Data” for additional information on fee income.

We commenced investment operations on March 1, 2016. Incremental amounts of investment capital were deployed in the acquisition of portfolio investments throughout the year ended December 31, 2016 as we received net proceeds from our Offering on a weekly basis. However, we believe that our interest income and total investment income is not representative of either our stabilized performance or our future performance. We expect an increase in interest income in future periods due to (i) an increasing proportion of investments held for the entire period relative to incremental investment activity during each quarter, and (ii) an increasing base of investments that we expect to result from the expected increase in capital available for investment as related to our Offering.

Operating expenses

Our operating expenses for the year ended December 31, 2016 were as follows:

Year Ended December 31, 2016
Professional services	$757,927
Investment advisory fees	512,289
Administrative services	404,811
Distribution and shareholder servicing fees	250,842
Custodian and accounting fees	169,280
Performance-based incentive fees	167,068
Trustee fees and expenses	159,004
Insurance fees	104,728
Other	81,645

Total operating expenses	2,607,594
Expense support	(2,195,791)

Net operating expenses	$411,803

All operating expenses except for performance-based incentive fees and distribution and shareholder servicing fees since inception were offset by the Advisors’ expense support payments. We consider the following expense categories to be relatively fixed in the near term: administrative services, trustee fees and expenses and custodian and accounting fees. Variable operating expenses include professional services, investment advisory fees, performance–based incentive fees, distribution and shareholder servicing fees, and a component of other operating expenses related to transfer agency services and shareholder services. We expect these variable operating expenses to increase either in connection with the growth in the asset base (investment advisory fees and performance-based incentive fees), the number of shareholders and open accounts (transfer agency services and shareholder services, distribution and shareholder servicing fees) and the complexity of our investment processes and capital structure (professional services).

Investment advisory fees and performance-based incentive fees

Our investment advisory fees are calculated at an annual rate of 2% of our average gross assets.

Our Advisors are also eligible to receive incentive fees based on our performance. Our performance-based incentive fees, which are comprised of two parts, consisted of the following for the year ended December 31, 2016:

Year Ended December 31, 2016
Subordinated incentive fee on income	$—
Incentive fee on capital gains	167,068

Total performance-based incentive fees	$167,068

A subordinated incentive fee on income is payable to our Advisors each calendar quarter if our pre-incentive fee net investment fee income (as defined in the Investment Advisory Agreement and approved by our board of trustees) exceeds the 1.75% quarterly preference return to our shareholders (the ratio of pre-incentive fee net investment income divided by average adjusted capital). We did not incur any subordinated incentive fee on income during the year ended December 31, 2016.

The annual incentive fees on capital gains recorded for GAAP purposes is equal to (i) 20% of our realized and unrealized capital gains on a cumulative basis since inception, net of all realized capital losses and unrealized depreciation on a cumulative basis from inception, less (ii) the aggregate amount of any previously paid incentive fees on capital gains. For financial reporting purposes, in accordance with GAAP, we include unrealized appreciation on our investment portfolio in the calculation of incentive fees on capital gains; however, such amounts are not payable by us unless and until the net unrealized appreciation is actually realized. A significant portion of incentive fees on capital gains is accrued with respect to net unrealized appreciation in our investment portfolio, although no such incentive fee is actually payable by us with respect to such net unrealized appreciation unless and until the net unrealized appreciation is actually realized in a cumulative amount that exceeds any unrealized depreciation in our investment portfolio. The actual amount of incentive fees on capital gains that are due and payable to the Advisors is determined at the end of the calendar year. As of December 31, 2016, the cumulative realized gains were $0.10 million and the unrealized depreciation on our investment portfolio was $0.23 million, therefore the Advisors have not received, nor earned, any payment of incentive fees on capital gains since inception of the Company.

See “—Contractual Obligations —Investment Advisory Agreements,” below for further details about the performance-based incentive fees.

Net realized gains

For the year ended December 31, 2016, the Company had proceeds from sales of investments of $6.2 million and recognized $97,695 in realized gains from the sale of investments.

Net change in unrealized appreciation or depreciation

For the year ended December 31, 2016, net unrealized appreciation consisted of the following:

Year Ended December 31, 2016
Investments	$737,184
Foreign currency translation	(4,622)

Total net unrealized appreciation	$732,562

For the year ended December 31, 2016, net unrealized appreciation and depreciation on investments consisted of the following:

Year Ended December 31, 2016
Net change in unrealized appreciation on investments:
Unrealized appreciation	$966,051
Unrealized depreciation	(228,867)

Total net unrealized appreciation	$737,184

We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our investments, other than those described above, the risk factors, if any, identified in Part II, Item 1A of this report, and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Adjusted net investment income

Our net investment income totaled $908,970 ($0.35 per share) for the year ended December 31, 2016. As described above in “Investment advisory fees and performance-based incentive fees,” we accrue estimated performance-based incentive fees with respect to any net realized and unrealized appreciation in our investment portfolio. The performance-based incentive fees are treated as an operating expense and therefore are a deduction in calculating our net investment income on a GAAP basis. However, our net realized and unrealized appreciation on our investment portfolio that partly determines these fees are not included in net investment income. Therefore, in order to evaluate our net investment income without regard to realized and unrealized appreciation in our investment portfolio, including the impact of related accrued performance-based fees, we have developed a supplemental, non-GAAP measure, which we refer to as “adjusted net investment income,” which presents net investment income before the effects of unearned performance-based incentive fees. Adjusted net investment income is also impacted by the expense support payments and reimbursements.

We believe that adjusted net investment income is useful to assess the sustainability of our distributions and operating performance. Adjusted net investment income is not necessarily indicative of cash flows available to fund cash needs and should not be considered as an alternative to net investment income as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make future distributions to our shareholders. Adjusted net investment income should not be construed as a historic performance measure or as more relevant or accurate than the current GAAP methodology in calculating net investment income and its applicability in evaluating our operating performance.

The following table presents a reconciliation of our net investment income to adjusted net investment income for the year ended December 31, 2016.

Year Ended December 31, 2016
Net investment income (GAAP)	$908,970
Deduct: Expense Support	(2,195,791)
Add: Estimated unearned performance-based incentive fees	167,068

Adjusted net investment loss (non-GAAP)	$(1,119,753)

Net investment income per share (GAAP)	$0.35

Adjusted net investment loss per share (non-GAAP)	$(0.43)

Net Assets, Net Asset Value per Share and Annual Investment Return and Total Return Since Inception

Net assets increased $54.8 million during the year ended December 31, 2016. The most significant increase in net assets during the year ended December 31, 2016 was attributable to capital transactions including (i) the issuance of shares of common stock and (ii) reinvestment of distributions in the combined amount of $54.3 million. Our overall increase in net assets was slightly offset by distributions to shareholders in the amount of $1.2 million during the year ended December 31, 2016.

Our net asset value per share was $9.26 on December 31, 2016. After considering (i) the overall changes in net asset value per share, (ii) distributions paid of approximately $0.48 per share during the year ended December 31, 2016, and (iii) the assumed reinvestment of those distributions at 95.25% of the prevailing offering price per share, the total investment return was 8.5% (not annualized) for shareholders who held our shares over the entire March 1, 2016 through December 31, 2016 period.

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

Initial shareholders who subscribed to the Initial Offering in March 2016 with an initial investment of $10,000 and an initial purchase price equal to $9.00 per share (public offering price including all sales loads) have seen the value of their investment grow by 0.2% (see charts below). Initial shareholders who subscribed to the Initial Offering in March 2016 with an initial investment of $10,000 and an initial purchase price equal to $9.45 per share (the initial public offering price excluding all sales loads) have registered a total investment return of 9.6% (see charts below). The S&P/LSTA Leveraged Loan Index, a primary measure of senior debt covering the U.S. leveraged loan market, which currently consists of approximately 1,100 credit facilities throughout numerous industries, and the Merrill Lynch US High Yield Master II Index, a primary measure of subordinated debt consisting of approximately 2,000 high yield corporate bonds, registered cumulative total returns of approximately 11.4% and 17.8%, respectively, in the period from March 1, 2016 to December 31, 2016.

Growth of $10,000 Initial Investment(1)
$12,000
$11,500
$11,000
$10,500
$10,000
$9,500
$9,000
$11,784
$11,138
$10,958
$10,020
Mar-2016
Mar-2016
Apr-2016
May-2016
Jun-2016
Jul-2016
Aug-2016
Sep-2016
Oct-2016
Nov-2016
Dec-2016
CCT II (excluding all sales load) (2)
CCT II (including all sales load) (3)
S&P/LSTA Leverage Loan Index
Merrill Lynch High Yield Master II Index

(1) Cumulative performance: March 1, 2016 to December 31, 2016

(2) Excludes upfront sales load, distribution and shareholder servicing fee and contingent deferred sales charges.

(3) Includes upfront sales load, distribution and shareholder servicing fee and contingent deferred sales charges. See Note 13. "Subsequent Events" in Item 8. "Financial Statements" which discloses that the board of trustees approved amendments to the Company's Managing Dealer Agreements and Distribution and Shareholder Servicing Plan, which will remove contingent deferred sales charges. Had contingent deferred sales charges not been in place as of December 31, 2016, the growth of a $10,000 initial investment would have been $10,329.

The calculations for the Growth of $10,000 Initial Investment in the shares of our common stock are based upon (i) an initial investment of $10,000 in our common stock at the beginning of the period at a share price of $9.45 per share (including all sales load) and $9.00 per share (excluding all sales load), (ii) assumed reinvestment of monthly distributions in accordance with our distribution reinvestment plan, (iii) the sale of the entire investment position at the net asset value per share on the last day of the period; and (iv) distributions payable, if any, on the last day of the period.

Since Commencement of Operations (March 1, 2016)
Public Offering Price/Share	$9.45
Net Offering Price/Share	$9.00
Distributions/Share	$0.48
Terminal Value/Share (NAV)	$9.26

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements which have been prepared in accordance with GAAP. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 2 “Significant Accounting Policies” to our financial statements describes the significant accounting policies and methods used in the preparation of our financial statements. We consider the accounting policies listed below to be critical because they involve management judgments and assumptions, require estimates about matters that are inherently uncertain and are important for understanding and evaluating our reported financial results. These judgments affect (i) the reported amounts of assets and liabilities, (ii) our disclosure of contingent assets and liabilities as of the dates of the financial statements and (iii) the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ materially from the amounts reported based on these policies.

Valuation of Investments and Unrealized Gain (Loss) – Our investments consist primarily of investments in senior and subordinated debt of private U.S. companies and are presented in our financial statements at fair value. See Note 3 “Investments,” in our financial statements for more information on our investments. As described more fully in Note 2 “Significant Accounting Policies” and Note 4 “Fair Value of Financial Instruments” in our financial statements, a valuation hierarchy based on the level of independent, objective evidence available regarding value is used to measure the fair value of our investments. Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to our portfolio investments for which market quotations are not readily available, our board of trustees is responsible for determining in good faith the fair value of our portfolio investments in accordance with, and the consistent application of, the valuation policy and procedures approved by the board of trustees, based on, among other things, the input of our Advisors, audit committee and independent third-party valuation firms.

We utilize several valuation techniques that use unobservable inputs and assumptions in determining the fair value of our Level 3 investments. For senior debt, subordinated debt and structured products categorized as Level 3 investments, we initially value the investment at its transaction price and subsequently value using (i) market data for similar instruments (e.g., recent transactions or indicative broker quotes), (ii) comparisons to benchmark derivative indices and/or (iii) valuation models. Valuation models are based on yield analysis and discounted cash flow techniques, where the key inputs are based on relative value analyses and the assignment of risk-adjusted discounted rates derived from the analysis of similar credit investments from similar issuers. In addition, an illiquidity discount is applied where appropriate. The valuation techniques used by us for other types of assets and liabilities that are classified as Level 3 investments are described in Note 2 to our financial statements. The unobservable inputs and assumptions may differ by asset and in the application of our valuation methodologies. The reported fair value estimates could vary materially if we had chosen to incorporate different unobservable inputs and other assumptions.

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

The table below presents information on the presence of investments classified as Level 3 as of December 31, 2016:

As of December 31, (in thousands)	2016
Fair value of investments classified as Level 3	673,164
Total fair value of investments	56,192,783
% of fair value classified as Level 3	1.2%

Number of positions classified as Level 3	2
Total number of positions	59
% of positions classified as Level 3	3.4%

Fair value of individual positions classified as Level 3:
Highest fair value	615,616
Lowest fair value	57,548
Average fair value	336,582

The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of December 31, 2016 are described in Note 5. “Fair Value of Financial Instruments” in our financial statements, as well as the directional impact to the valuation from an increase in various unobservable inputs.

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

Contractual Obligations

Investment Advisory Agreements – We have entered into the Investment Advisory Agreement with CNL for the overall management of our investment activities. We and CNL have also entered into the Sub-Advisory Agreement with KKR, under which KKR is responsible for the day-to-day management of our investment portfolio. CNL compensates KKR for advisory services that it provides to us with 50% of the base management fees and performance-based incentive fees that CNL receives under the Investment Advisory Agreement. Pursuant to the Investment Advisory Agreement, CNL earns a base management fee equal to an annual rate of 2% of our average gross assets and an incentive fee based on our performance. The incentive fee will comprise the following two parts:

•	An incentive fee on net investment income, which we refer to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears and is based upon our pre-incentive fee net investment income for the calendar quarter. The quarterly incentive fee on net investment income is (a) 100% of the pre-incentive fee net investment income between 1.75% and 2.1875% of average adjusted capital, plus (b) 20% of pre-incentive fee net investment income in excess of 2.1875% of average adjusted capital. Adjusted capital is defined as cumulative proceeds generated from sales of our common stock, including proceeds from our distribution reinvestment plan, net of sales load (upfront sales commissions and upfront dealer manager fees) reduced for (i) distributions paid to our shareholders that represent return of capital on a tax basis and (ii) amounts paid for share repurchases pursuant to our share repurchase program. Average adjusted capital is computed on the daily adjusted capital for the actual number of days in the quarter. The quarterly preference return of 1.75% and upper level breakpoint of 2.1875% are also adjusted for the actual number of days in each calendar quarter. For purposes of computing the subordinated incentive fee on income, net interest, if any, associated with a derivative or swap, (which represents the difference between (i) the interest income and fees received in respect of the reference assets of the derivative or swap and (ii) the interest expense paid by us to the derivative or swap counterparty) is included in pre-incentive fee net investment income for purposes of the subordinated incentive fee on income.

•	An incentive fee on capital gains is calculated and payable in arrears as of the end of each calendar year. It is equal to 20% of our realized capital gains on a cumulative basis from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees on capital gains. For purposes of computing the incentive fee on capital gains, realized gains and realized losses on the disposition of any reference assets, if any, as well as unrealized depreciation on reference assets retained in the derivative or swap, if any, is included on a cumulative basis in the calculation of the incentive fee on capital gains that may be payable annually to our Advisors.

As of December 31, 2016, we had accrued an incentive fee on capital gains of $167,068. See Note 5 “Related Party Transactions” in our financial statements for expanded discussion of the Investment Advisory Agreement and Sub-Advisory Agreement.

The terms of the Investment Advisory Agreement entitle CNL (and indirectly KKR) to receive up to 1.5% of gross proceeds in connection with the Offering as reimbursement for organization and offering expenses incurred by the Advisors on our behalf. The Advisors waived the reimbursement of organization and offering expenses in connection with the Company’s gross capital raised before March 31, 2017. After the O&O Reimbursement Waiver period ends, subsequent gross capital raised by the Company will be subject to the maximum organization and offering cost reimbursement of 1.5%. The O&O Reimbursement Waiver does not reduce the amount of organization and offering expenses incurred by the Advisors that are eligible for reimbursement in future periods.

Unfunded Commitments

Unfunded commitments to provide funds to portfolio companies are not recorded on our statements of assets and liabilities. Because these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of December 31, 2016, our unfunded investment commitments totaled $0.03 million. We estimate that we have sufficient liquidity to fund such unfunded loan commitments should the need arise.

Related Party Transactions

We have entered into agreements with our Advisors and certain of their affiliates, whereby, we agree to pay certain fees to, or reimburse certain expenses of, our Advisors and their affiliates for investment and advisory services, selling commissions, ongoing distribution and shareholder servicing fees and marketing support fees in connection with our Offering, and reimbursement of offering and administrative and operating costs. See Note 5. “Related Party Transactions” in the accompanying financial statements and Item 13 “Certain Relationships and Related Transactions and Trustee Independence” for a discussion of the various related party transactions, agreements and fees.

Impact of Recent Accounting Pronouncements

See Note 2. “Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data” for a summary of the impact of any recent accounting pronouncements.

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

As of December 31, 2016, approximately 89.8% of our portfolio of debt investments, or approximately $51.1 million measured at par value, featured floating or variable interest rates. The variable interest rate debt investments usually provide for interest payments based on three-month LIBOR (the base rate) and typically have durations of three months after which the base rates are reset to then prevailing three-month LIBOR. As of December 31, 2016, 100% of our portfolio of variable interest rate debt investments, or approximately $51.1 million measured at par value, featured minimum base rates, or base rate floors, and the weighted average base rate floor for such investments was 1.0%. Variable interest rate investments that feature a base rate floor generally reset to the then prevailing three-month LIBOR only if the reset base rate exceeds the base rate floor on the applicable interest rate reset date, in which cases we may benefit through an increase in interest income from such interest rate adjustments.

Approximately 10.2% of our debt investment portfolio was invested in fixed interest rate, high yield corporate debt investments as of December 31, 2016. Rising market interest rates will most likely lead to fair value declines for high yield corporate bonds and a decline in the net asset value of our common stock, while declining market interest rates will most likely lead to an increase in bond values.

As of December 31, 2016, 98.9% of our debt investments had prices that are generally available from third party pricing services. We consider these debt investments to be liquid since these types of assets are generally broadly syndicated and owned by a wide group of institutional investors, business development companies, mutual funds and other investment funds. Additionally, this group of assets is susceptible to revaluation, or changes in bid-ask values, in response to sudden changes in expected rates of return associated with these investments.

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

Information required by this Item is included beginning on page F-1.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on management’s assessment, we maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control Integrated Framework (2013)”.

Pursuant to rules established by the SEC, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

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

The information required by this Item is incorporated by reference to our 2017 Proxy Statement to be filed with the SEC within 120 days following the end of our company’s fiscal year.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to our 2017 Proxy Statement to be filed with the SEC within 120 days following the end of our company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item is incorporated by reference to our 2017 Proxy Statement to be filed with the SEC within 120 days following the end of our company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions and Trustee Independence

The information required by this Item is incorporated by reference to our 2017 Proxy Statement to be filed with the SEC within 120 days following the end of our company’s fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to our 2017 Proxy Statement to be filed with the SEC within 120 days following the end of our company’s fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

a.	The following financial statements are filed as part of this report in Part II, Item 8:

b.	No financial statement schedules are being filed because the required information is not applicable or is presented in the financial statements or notes.

c.	The following exhibits are filed or incorporated as part of this report.

3.1	Certificate of Trust of the Registrant (Incorporated by reference to Exhibit 2(a) to the Company’s registration statement on Form N-2 (File No. 333-199018) filed on September 29, 2014).

3.2	Certificate of Amendment to Certificate of Trust of the Registrant (Incorporated by reference to Exhibit 2(a)(1) to the Company’s registration statement on Form N-2 (File No. 333-199018) filed on August 31, 2015).

3.3	Second Amended and Restated Declaration of Trust of the Registrant (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 19, 2016).

3.4	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on February 19, 2016).

10.1	Form of Subscription Agreement (Incorporated by reference to Exhibit 2(d) to the Company’s registration statement on Form N-2 (File No. 333-199018) filed on February 19, 2016).

10.2	Form of Distribution Reinvestment Plan (Incorporated by reference to Exhibit 2(e) to the Company’s registration statement on Form N-2 (File No. 333-199018) filed on June 25, 2015).

10.3	Form of Investment Advisory Agreement (Incorporated by reference to Exhibit 2(g)(1) to the Company’s registration statement on Form N-2 (File No. 333-199018) filed on August 31, 2015).

10.4	Form of Sub-Advisory Agreement (Incorporated by reference to Exhibit 2(g)(2) to the Company’s registration statement on Form N-2 (File No. 333-199018) filed on August 31, 2015).

10.5	Form of Managing Dealer Agreement (Incorporated by reference to Exhibit 2(h)(1) to the Company’s registration statement on Form N-2 (File No. 333-199018) filed on October 1, 2015).

10.6	Form of Participating Broker Agreement (Incorporated by reference to Exhibit 2(h)(2) to the Company’s registration statement on Form N-2 (File No. 333-199018) filed on October 1, 2015).

10.7	Form of Distribution and Shareholder Servicing Plan of the Registrant (Incorporated by reference to Exhibit 2(h)(3) to the Company’s registration statement on Form N-2 (File No. 333-199018) filed on August 31, 2015).

10.8	Form of Custodian Agreement (Incorporated by reference to Exhibit 2(j) to the Company’s registration statement on Form N-2 (File No. 333-199018) filed on June 25, 2015).

10.9	Form of Escrow Agreement (Incorporated by reference to Exhibit 2(k)(1) to the Company’s registration statement on Form N-2 (File No. 333-199018) filed on August 31, 2015).

10.10	Form of Administrative Services Agreement by and between Registrant and CNL Fund Advisors II, LLC (Incorporated by reference to Exhibit 2(k)(2) to the Company’s registration statement on Form N-2 (File No. 333-199018) filed on June 25, 2015).

10.11	Form of Intellectual Property License Agreement by and between the Registrant and CNL Intellectual Properties, Inc. (Incorporated by reference to Exhibit 2(k)(3) to the Company’s registration statement on Form N-2 (File No. 333-199018) filed on June 25, 2015).

10.12	Expense Support and Conditional Reimbursement Agreement by and among the Registrant, CNL and KKR (Incorporated by reference to Exhibit 2(k)(4) to the Company’s registration statement on Form N-2 (File No. 333-199018) filed on October 1, 2015).

10.13	First Amendment to Expense Support and Conditional Reimbursement Agreement, dated May 10, 2016, by and among the Registrant, CNL Fund Advisors II, LLC and KKR Credit Advisors (US), LLC (Incorporated by reference to Exhibit 2.1 on the Registrant’s Current Report on Form 8-K filed on May 13, 2016).

10.14	Second Amendment to Expense Support and Conditional Reimbursement Agreement, dated September 26, 2016, by and among the Registrant, CNL Fund Advisors II, LLC and KKR Credit Advisors (US), LLC (Incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on September 29, 2016).

10.15	Form of Sub-Administration Agreement (Incorporated by reference to Exhibit 2(k)(5) to the Company’s registration statement on Form N-2 (File No. 333-199018) filed on June 25, 2015).

10.16	Capital Markets Service Agreement between CNL and CNL Capital Markets Corp. (Incorporated by reference to Exhibit 2(k)(6) to the Company’s registration statement on Form N-2 (File No. 333-199018) filed on June 25, 2015).

10.17	Share Purchase Agreement between the Registrant and CNL (Incorporated by reference to Exhibit 2(k)(7) to the Company’s registration statement on Form N-2 (File No. 333-199018) filed on August 31, 2015).

10.18	Share Purchase Agreement between the Registrant and KKR (Incorporated by reference to Exhibit 2(k)(8) to the Company’s registration statement on Form N-2 (File No. 333-199018) filed on August 31, 2015).

14.1	Code of Ethics of the Registrant (Incorporated by reference to Exhibit 2(r)(1) to the Company’s registration statement on Form N-2 (File No. 333-199018) filed on June 25, 2015).

14.2	Code of Ethics of CNL Fund Advisors II, LLC (Incorporated by reference to Exhibit 2(r)(2) to the Company’s registration statement on Form N-2 (File No. 333-199018) filed on June 25, 2015).

14.3	Code of Ethics of KKR Credit Advisors (US) LLC (Incorporated by reference to Exhibit 2(r)(3) to the Company’s registration statement on Form N-2 (File No. 333-199018) filed on August 31, 2015).

31.1	Certification of Chief Executive Officer of Corporate Capital Trust II, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of Corporate Capital Trust II, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Corporate Capital Trust II, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of March 2017.

CORPORATE CAPITAL TRUST II

By:	/s/ Thomas K. Sittema
Thomas K. Sittema Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Chirag J. Bhavsar
Chirag J. Bhavsar Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas K. Sittema Thomas K. Sittema	Trustee, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 17, 2017

/s/ Erik A. Falk Erik A. Falk	Trustee	March 17, 2017

/s/ James H. Kropp James H. Kropp	Independent Trustee	March 17, 2017

/s/ Mark D. Linsz Mark D. Linsz	Independent Trustee	March 17, 2017

/s/ Thomas W. Morgan Thomas W. Morgan	Independent Trustee	March 17, 2017

/s/ Chirag J. Bhavsar Chirag J. Bhavsar	Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees of

Corporate Capital Trust II

We have audited the accompanying statements of assets and liabilities of Corporate Capital Trust II (the “Company”) as of December 31, 2016 and 2015, including the schedule of investments, as of December 31, 2016, and the related statement of operations for the year ended December 31, 2016, and the related changes in net assets and cash flows for the year ended December 31, 2016, and the period from August 27, 2015 (inception) to December 31, 2015, and the financial highlights for the period from March 1, 2016 (commencement of operations) to December 31, 2016. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2016, by correspondence with the custodians, or loan agents; where replies were not received we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Corporate Capital Trust II as of December 31, 2016 and 2015, and the results of its operations for the year ended December 31, 2016, and the changes in its net assets and its cash flows for the year ended December 31, 2016, and the period from August 27, 2015 (Inception) to December 31, 2015, and the financial highlights for the period from March 1, 2016 (commencement of operations) to December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

San Francisco, CA

March 17, 2017

Corporate Capital Trust II

Statements of Assets and Liabilities

	December 31,
	2016	2015
Assets
Investment at fair value:
Non-controlled, non-affiliated investments (amortized cost of $55,455,599 and $0, respectively)	$56,192,783	$—
Cash	3,843,177	202,000
Interest receivable	332,207	—
Receivable for investments sold	2,562,122	—
Principal receivable	25,163	—
Receivable from advisors	281,497	—
Prepaid expenses	55,346	—

Total assets	63,292,295	202,000
Liabilities
Payable for investments purchased	$7,248,119	$—
Distributions payable	251,754	—
Accrued performance-based incentive fees	167,068	—
Accrued trustees’ fees	1,632	—
Accrued distribution and shareholder servicing fees	54,567	—
Accrued professional services	186,238	—
Other accrued expenses and liabilities	365,626	—

Total liabilities	8,275,004	—

Commitments and contingencies (Note 9)
Net Assets	$55,017,291	$202,000

Components of Net Assets

Preferred stock, $0.001 par value per share, 100,000,000 and 1,000,000 shares authorized and unissued at December 31, 2016 and December 31, 2015, respectively.	—	—
Common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 5,944,203 and 22,444 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	5,944	22
Paid-in capital in excess of par value	54,258,832	201,978
Undistributed net investment income	55,521	—
Accumulated net realized losses	(35,568)	—
Accumulated net unrealized appreciation on investments	732,562	—

Net assets	$55,017,291	$202,000

Net asset value per share	$9.26	$9.00

See notes to financial statements.

Corporate Capital Trust II

Statements of Operations

	Year Ended December 31,	Period from August 27, 2015 (Inception) to December 31,
	2016	2015
Investment income
Interest income	$1,320,502	$—
Fee income	6,378	—

Total investment income	1,326,880	—

Operating expenses
Professional services	757,927	—
Investment advisory fees	512,289	—
Administrative services	404,811	—
Distribution and shareholder servicing fee	250,842	—
Custodian and accounting fees	169,280	—
Performance-based incentive fees	167,068	—
Trustee fees and expenses	159,004	—
Insurance	104,728	—
Other	81,645	—

Total operating expenses	2,607,594	—
Expense support	(2,195,791)	—

Net operating expenses	411,803	—

Net investment income before taxes	915,077	—
Income tax expense, including excise tax	6,107	—

Net investment income	908,970	—

Net realized and unrealized gains (losses)
Net realized gains on:
Non-controlled, non-affiliated investments	97,695	—
Foreign currency transactions	3,375	—

Net realized gains	101,070	—

Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	737,184	—
Foreign currency translation	(4,622)	—

Net change in unrealized appreciation	732,562	—

Net realized and unrealized gains	833,632	—

Net increase in net assets resulting from operations	$1,742,602	$—

Net investment income per share	$0.35	$—

Diluted and basic earnings per share	$0.66	$—

Weighted average number of shares of common stock outstanding (basic and diluted)	2,623,246	—

Distributions declared per share	$0.48	$—

See notes to financial statements.

Corporate Capital Trust II

Statements of Changes in Net Assets

	Year Ended December 31,	Period from August 27, 2015 (Inception) to December 31,
	2016	2015
Operations
Net investment income	$908,970	$—
Net realized gains on investments and foreign currency transactions	101,070	—
Net change in unrealized appreciation on investments and foreign currency translation	732,562	—

Net increase in net assets resulting from operations	1,742,602	—

Distributions to shareholders from
Net investment income	(908,970)	—
Net realized gains	(101,070)	—
Distributions in excess of net investment income (Note 7)	(236,996)	—

Net decrease in net assets resulting from shareholders’ distributions	(1,247,036)	—

Capital share transactions
Issuance of shares of common stock	53,933,737	202,000
Reinvestment of shareholders distributions	385,988	—

Net increase in net assets resulting from capital share transactions	54,319,725	202,000

Total increase in net assets	54,815,291	—
Net assets at beginning of period	202,000	202,000

Net assets at end of period	$55,017,291	$202,000

Capital share activity
Shares issued from subscriptions	5,879,947	22,444
Shares issued from reinvestment of distributions	41,812	—

Net increase in shares outstanding	5,921,759	22,444

Undistributed net investment income at end of year	$55,521	$—

See notes to financial statements.

Corporate Capital Trust II

Statements of Cash Flows

	Year Ended December 31,	Period from August 27, 2015 (Inception) to December 31,
	2016	2015
Operating Activities:
Net increase in net assets resulting from operations	$1,742,602	$—
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(63,508,988)	—
Increase in payable for investments purchased	7,248,119	—
Proceeds from sales of investments	6,209,475	—
Proceeds from principal payments	2,247,364	—
Net realized gain on investments	(97,695)	—
Net change in unrealized appreciation on investments	(737,184)	—
Net change in unrealized depreciation on foreign currency translation	4,622	—
Amortization of premium/discount, net	(305,755)	—
Increase in receivable for investments sold	(2,566,744)	—
Increase in principal receivable	(25,163)	—
Increase in receivable from advisors	(281,497)	—
Increase in interest receivable	(332,207)	—
Increase in prepaid expenses	(55,346)	—
Increase in accrued performance-based incentive fees	167,068	—
Increase in accrued distribution and shareholder servicing fees	54,567	—
Increase in accrued trustees’ fees	1,632	—
Increase in accrued professional services	186,238	—
Increase in other accrued expenses and liabilities	365,626	—

Net cash used in operating activities	(49,683,266)	—

Financing Activities:
Proceeds from issuance of shares of common stock	53,933,737	202,000
Distributions paid	(609,294)	—

Net cash provided by financing activities	53,324,443	202,000

Net increase in cash	3,641,177	202,000
Cash, beginning of period	202,000	—

Cash, end of period	$3,843,177	$202,000

Supplemental disclosure of cash flow information and non-cash financing activities:
Distributions reinvested	$385,988	$—

Distributions payable	$251,754	$—

See notes to financial statements.

Corporate Capital Trust II

Schedule of Investments

As of December 31, 2016

Company (a)(b)	Footnotes		Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)	Cost (d)	Fair Value
Senior Secured Loans - First Lien—72.1%
ABB CONCISE Optical Group, LLC	(1)		Retailing	L + 500	1.00%	6/15/2023	$514,880	$513,108	$521,959
ABILITY Network, Inc.	(1)		Health Care Equipment & Services	L + 500	1.00%	5/14/2021	202,267	198,590	203,278
Accuride Corp	(1)		Capital Goods	L + 700	1.00%	11/3/2023	788,670	765,163	772,897
BakerCorp International Inc	(1)		Capital Goods	L + 300	1.25%	2/7/2020	114,026	100,373	109,323
Bay Club, Co.	(1)		Consumer Services	L + 650	1.00%	8/24/2022	1,226,258	1,202,771	1,236,988
Belk, Inc.	(1)		Retailing	L + 475	1.00%	12/12/2022	1,229,651	1,114,290	1,064,675
Caesars Growth Properties Holdings LLC	(e	)(f)(1)	Consumer Services	L + 525	1.00%	5/8/2021	534,486	535,552	539,331
Commercial Barge Line, Co.	(1)		Transportation	L + 875	1.00%	11/12/2020	556,474	527,276	526,795
CSM Bakery Products	(1)		Food, Beverage & Tobacco	L + 400	1.00%	7/3/2020	1,496,141	1,453,460	1,359,244
David’s Bridal, Inc.	(1)		Retailing	L + 400	1.25%	10/11/2019	854,141	793,882	757,696
Distribution International, Inc.	(1)		Retailing	L + 500	1.00%	12/15/2021	2,154,232	1,870,577	1,863,411
FleetPride Corp.	(1)		Capital Goods	L + 400	1.25%	11/19/2019	1,544,197	1,334,388	1,467,628
Genesys Telecommunications Laboratories, Inc.	(1)		Software & Services	L + 525	0.75%	12/1/2023	1,486,000	1,463,845	1,516,188
Global Eagle Entertainment Inc	(e	)(f)(3)	Media	L + 600	1.00%	12/22/2022	1,007,850	977,615	993,992
Heartland Dental Care, Inc.	(1)		Pharmaceuticals, Biotechnology & Life Sciences	L + 450	1.00%	12/21/2018	261,836	259,498	262,572
Information Resources Inc	(e	)(2)	Commercial & Professional Services	L + 425	1.00%	12/20/2023	608,070	605,030	613,391
Integra Telecom Holdings, Inc.	(1)		Telecommunication Services	L + 425	1.00%	8/14/2020	1,581,949	1,585,804	1,589,068
Koosharem, LLC	(1)		Commercial & Professional Services	L + 650	1.00%	5/15/2020	2,150,648	1,905,116	1,949,025
MedAssets, Inc.	(2)		Health Care Equipment & Services	L + 550	1.00%	10/20/2022	1,564,578	1,574,521	1,588,046
Netsmart Technologies, Inc.	(1)		Health Care Equipment & Services	L + 450	1.00%	4/19/2023	81,630	81,430	82,064

See notes to financial statements.

Corporate Capital Trust II

Schedule of Investments

As of December 31, 2016

Company (a)(b)	Footnotes		Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)	Cost (d)	Fair Value
NewWave Communications, Inc.	(1)		Media	L + 375	1.00%	4/30/2020	$75,401	$70,127	$75,190
P2 Energy Solutions, Inc.	(e	)(f)(1)	Software & Services	L + 400	1.00%	10/30/2020	532,707	507,403	508,069
PAE Holding Corp	(1)		Capital Goods	L + 550	1.00%	10/7/2022	2,195,480	2,194,968	2,217,435
Paradigm Acquisition Corp.	(1)		Health Care Equipment & Services	L + 500	1.00%	6/2/2022	1,492,424	1,492,424	1,485,581
Polyconcept North America, Inc.	(2)		Consumer Durables & Apparel	L + 525	1.00%	8/10/2023	335,030	331,819	339,218
RedPrairie Corp.	(2)		Software & Services	L + 350	1.00%	10/12/2023	1,000,000	1,003,681	1,012,625
Riverbed Technology, Inc.	(2)		Technology Hardware & Equipment	L + 325	1.00%	4/25/2022	34,550	34,550	34,847
Safway Group Holding, LLC	(1)		Capital Goods	L + 475	1.00%	8/21/2023	1,496,250	1,505,619	1,520,250
Savers, Inc.	(1)		Retailing	L + 375	1.25%	7/9/2019	693,117	611,151	645,032
Sequa Corp.	(1)		Capital Goods	L + 400	1.25%	6/19/2017	1,752,773	1,554,319	1,664,696
SI Organization, Inc.	(1)		Capital Goods	L + 475	1.00%	11/23/2019	603,600	603,636	611,335
SIRVA Worldwide, Inc.	(e	)(1)	Commercial & Professional Services	L + 650	1.00%	11/18/2022	2,148,550	2,094,836	2,110,950
TIBCO Software, Inc.	(2)		Software & Services	L + 550	1.00%	12/4/2020	1,416,198	1,355,664	1,424,759
TruGreen, LP	(2)		Consumer Services	L + 550	1.00%	4/13/2023	1,585,224	1,601,050	1,610,984
USIC Holdings Inc	(1)		Capital Goods	L + 375	1.00%	12/31/2023	1,054,790	1,052,172	1,065,776
Vertafore Inc	(e	)(1)	Software & Services	L + 375	1.00%	6/30/2023	140,588	139,884	141,328
Vertiv, Co.	(2)		Technology Hardware & Equipment	L + 500	1.00%	11/30/2023	2,197,160	2,142,506	2,230,117
WireCo WorldGroup, Inc.	(1)		Capital Goods	L + 550	1.00%	7/21/2023	563,478	562,571	570,259
Xerox Business Services, LLC	(e	)(f)(3)	Software & Services	L + 550	0.75%	12/7/2023	1,380,513	1,357,477	1,399,495
Total Senior Secured Loans - First Lien								$39,078,146	$39,685,517

See notes to financial statements.

Corporate Capital Trust II

Schedule of Investments

As of December 31, 2016

Company (a)(b)	Footnotes		Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)	Cost (d)	Fair Value
Senior Secured Loans - Second Lien—19.2%
Applied Systems, Inc.	(1)		Software & Services	L + 650	1.00%	1/24/2022	$1,396,857	$1,394,216	$1,414,667
BJ’s Wholesale Club Inc	(1)		Food & Staples Retailing	L + 750	1.00%	3/26/2020	2,035,800	2,048,601	2,064,210
CTI Foods Holding Co., LLC	(1)		Food, Beverage & Tobacco	L + 725	1.00%	6/28/2021	222,222	204,665	202,222
Formula One (LUX)	(e	)(f)(g)(3)	Media	L + 675	1.00%	7/29/2022	422,630	421,573	426,856
Genoa, QoL Healthcare Co., LLC	(1)		Health Care Equipment & Services	L + 800	1.00%	10/28/2024	352,940	353,708	352,940
Grocery Outlet, Inc.	(1)		Food & Staples Retailing	L + 825	1.00%	10/21/2022	198,393	184,154	198,951
iParadigms Holdings, LLC	(1)		Software & Services	L + 725	1.00%	7/29/2022	189,244	184,279	182,620
Misys, Ltd. (GBR)	(f	)(h)(g)	Software & Services	12.00%		6/12/2019	54,320	57,241	57,794
NEP Group, Inc.	(1)		Media	L + 875	1.25%	7/22/2020	215,054	202,787	217,204
NewWave Communications, Inc.	(1)		Media	L + 800	1.00%	10/30/2020	206,718	202,226	201,292
Polyconcept North America, Inc.	(2	)(i)	Consumer Durables & Apparel	L + 1000	1.00%	12/31/2023	624,235	609,336	615,616
Press Ganey Holdings, Inc.	(2)		Health Care Equipment & Services	L + 725	1.00%	10/21/2024	2,024,940	2,053,581	2,065,439
SI Organization, Inc.	(1)		Capital Goods	L + 875	1.00%	5/23/2020	460,504	453,937	465,494
SRS Distribution, Inc.	(1)		Capital Goods	L + 875	1.00%	2/24/2023	444,840	436,419	459,716
WireCo WorldGroup, Inc.	(3	)1e)	Capital Goods	L + 950	1.00%	7/12/2024	1,632,350	1,626,765	1,646,633
Total Senior Secured Loans - Second Lien								$10,433,488	$10,571,654

Total Senior Debt								$49,511,634	$50,257,171

Subordinated Debt—10.7%
Allegheny Technologies Inc	(f	)	Materials	7.88%		8/15/2023	$2,339,000	$2,278,936	$2,292,220
Dynegy Inc	(f	)	Utilities	6.75%		11/1/2019	978,000	988,195	995,115

See notes to financial statements.

Corporate Capital Trust II

Schedule of Investments

As of December 31, 2016

Company (a)(b)	Footnotes		Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)	Cost (d)	Fair Value
JC Penney Corp., Inc.	(f	)	Retailing	8.13%		10/1/2019	$1,383,000	$1,497,869	$1,493,640
Netflix, Inc.	(f	)	Retailing	5.88%		2/15/2025	1,017,000	1,116,541	1,097,089
Total Subordinated Debt								$5,881,541	$5,878,064

Equity—0.1%
Polyconcept North America Holdings, Inc., Common Stock	(i	)	Consumer Durables & Apparel				624	$62,424	$57,548
Total Equity								$62,424	$57,548

TOTAL INVESTMENTS — 102.1%(h)								$55,455,599	$56,192,783

OTHER ASSETS IN EXCESS OF LIABILITIES—(2.1%)									(1,175,492)

NET ASSETS—100.0%									$55,017,291

(a)	Security may be an obligation of one or more entities affiliated with the named company.
(b)	Non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940, as amended (“1940 Act”), unless otherwise indicated. Non-controlled/non-affiliated investments are investments that are neither controlled investments nor affiliated investments.
(c)	Denominated in U.S. dollars unless otherwise noted.
(d)	Represents amortized cost for debt securities and cost for equity investments translated to U.S. dollars.
(e)	Position or portion thereof unsettled as of December 31, 2016.
(f)	The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The Company calculates its compliance with the qualifying assets test on a “look through” basis by disregarding the value of the Company’s total return swaps and treating each loan underlying the total return swaps as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 83.9% of the Company’s total assets represented qualifying assets as of December 31, 2016.
(g)	A portfolio company domiciled in a foreign country. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.
(h)	As of December 31, 2016, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $930,483; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $228,867; the net unrealized appreciation was $701,616; the aggregate cost of securities for Federal income tax purposes was $55,491,167.
(i)	Investments classified as Level 3 whereby fair value was determined by the Company’s Board of Trustees (see Note 2).

See notes to financial statements.

Corporate Capital Trust II

Schedule of Investments

As of December 31, 2016

(1)	The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at December 31, 2016 was 1.00%. The current base rate for each investment may be different from the reference rate on December 31, 2016.
(2)	The interest rate on these investments is subject to a base rate of 1-Month LIBOR, which at December 31, 2016 was 0.77%. The current base rate for each investment may be different from the reference rate on December 31, 2016.
(3)	The interest rate on these investments is subject to a base rate of 6-Month LIBOR, which at December 31, 2016 was 1.32%. The current base rate for each investment may be different from the reference rate on December 31, 2016.

Abbreviations:

GBR - United Kingdom

LUX - Luxembourg

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

The Company is externally managed by CNL Fund Advisors II, LLC (“CNL”) and KKR Credit Advisors (US) LLC (“KKR”, and together with CNL, the “Advisors”), which are collectively responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments, determining the securities and other assets that the Company will purchase, retain or sell and monitoring the Company’s portfolio on an ongoing basis. Both of the Advisors are registered as investment advisers with the Securities and Exchange Commission (“SEC”). CNL also provides the administrative services necessary for the Company to operate.

On September 29, 2014, the Company filed a registration statement on Form N-2 (the “Registration Statement”) with the SEC to register its common stock. The Registration Statement, as amended, provides for the sale on a continuous basis of up to $2.6 billion of shares of common stock (275 million shares) (the “Offering”). The Registration Statement was declared effective on October 9, 2015, at which time the Company’s Offering commenced.

On March 1, 2016 the Company satisfied its minimum offering requirement to accumulate in excess of $2.25 million in subscriptions in an escrow account via the Share Purchase Agreements entered into by the Advisors. On March 1, 2016, the Company issued shares of common stock in exchange for the subscription capital in the escrow account. The Company commenced principal and investment operations on March 1, 2016.

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

Use of Estimates – The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities at the date of the financial statements, (ii) the reported amounts of income and expenses during the reporting periods presented and (iii) disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

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

Equity Investments: Equity investments are initially valued at transaction price and are subsequently valued using valuation models in the absence of readily observable market prices. Valuation models are generally based on (i) market and income (discounted cash flow) approaches, in which various internal and external factors are considered, and (ii) earnings before interest, taxes, depreciation and amortization (“EBITDA”) valuation multiples analysis. Factors include key financial inputs and recent public and private transactions for comparable investments. Key inputs used for the discounted cash flow approach include the weighted average cost of capital and assumed inputs used to calculate terminal values, such as EBITDA exit multiples. The fair value for a particular investment will generally be within the value range conclusions derived by the two approaches. Upon completion of the valuations conducted, an lliquidity discount is applied where appropriate.

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

Security Transactions, Realized/Unrealized Gains or Losses, and Income Recognition – Investments purchased on a secondary basis are recorded on the trade date. The Company measures realized gains or losses from the sale of investments using the specific identification method. Realized gains or losses are measured by the difference between the net proceeds from the sale and the amortized cost basis of the investment without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. Unrealized gains or losses primarily reflect the change in investment values, including the reversal of previously recorded unrealized gains or losses when gains or losses are realized. The amortized cost basis of investments includes (i) the original cost and (ii) adjustments for the accretion/amortization of market discounts and premiums, and original issue discount. The Company reports changes in fair value of investments as a component of net change in unrealized appreciation (depreciation) on investments in the statement of operations.

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

Foreign Currency Translation, Transactions and Gains/Losses - Foreign currency amounts are translated into U.S. dollars on the following basis: (i) at the exchange rate on the last business day of the reporting period for the fair value of investment securities, other assets and liabilities; and (ii) at the prevailing exchange rate on the respective recording dates for the purchase and sale of investment securities, income, expenses, gains and losses.

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

Net realized gains or losses on foreign currency transactions arise from sales of foreign currency, and the difference between the amounts of dividends, interest, and foreign withholding taxes recorded by the Company and the U.S. dollar equivalent of the amounts actually received or paid by the Company.

Unrealized appreciation (depreciation) from foreign currency translation for other receivables or payables is presented as net change in unrealized appreciation (depreciation) in foreign currency translation in the statements of operations.

Management Fees – The Company incurs a base management fee (recorded as investment advisory fees) and performance-based incentive fees, including (i) a subordinated incentive fee on income, and (ii) an incentive fee on capital gains, due to its Advisors pursuant to an investment advisory agreement described in Note 5 “Related Party Transactions.” The two components of performance-based incentive fees are combined and expensed in the statements of operation and accrued as accrued performance-based incentive fees in the statements of assets and liabilities. Pursuant to the terms of the investment advisory agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement) based on the Company’s realized capital gains on a cumulative basis from inception, net of all realized capital losses on a cumulative basis and unrealized depreciation at year end, less the aggregate amount of any previously paid capital gains incentive fees. Although the terms of the investment advisory agreement do not provide for the inclusion of unrealized gains in the calculation of the incentive fee on capital gains, pursuant to relevant authoritative guidance for investment companies, the Company includes unrealized gains in the calculation of the incentive fee on capital gains expense and related accrued incentive fee on capital gains. This accrual reflects the incentive fees that would be payable to the Advisors if the Company’s entire portfolio was liquidated at its fair value as of the balance sheet date even though the Advisors are not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

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

The Company recognizes in its financial statements the effect of a tax position when it is deemed more likely than not, based on the technical merits, that the position will be sustained upon examination. Tax benefits of positions not deemed to meet the more-likely-than-not threshold are recorded as tax expenses in the current year. The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes – Overall –Recognition, nor did it have any unrecognized tax benefits for the periods presented herein. Although the Company files federal and state tax returns, its major tax jurisdiction is federal.

Permanent book and tax basis differences are reclassified among the Company’s capital accounts, as appropriate. Additionally, the tax character and amount of distributions is determined in accordance with the Code which differs from GAAP.

Recent Accounting Pronouncements - In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU further clarifies how the predominance principle should be applied to cash receipts and payments relating to more than one class of cash flows. The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017. The ASU is to be applied retrospectively for each period presented. The Company is currently evaluating the impact this ASU will have on the Company’s statement of cash flows.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which modifies the presentation of the statement of cash flows and requires reconciliation to the overall change in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. As a result, the statement of cash flows will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents. The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The ASU is to be applied retrospectively for each period presented. The Company adopted this ASU on December 31, 2016 and has determined that adoption will not materially impact the presentation of the Company’s cash flows.

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

As of December 31, 2016, the Company’s investment portfolio consisted of the following:

	As of December 31, 2016
Asset Category	Amortized Cost	Fair Value	Percentage of Investment Portfolio	Percentage of Net Assets
Senior debt
Senior secured loans - first lien	$39,078,146	$39,685,517	70.6%	72.1%
Senior secured loans - second lien	10,433,488	10,571,654	18.8	19.2

Total senior debt	49,511,634	50,257,171	89.4	91.3
Subordinated debt	5,881,541	5,878,064	10.5	10.7
Equity	62,424	57,548	0.1	0.1

Total investments	$55,455,599	$56,192,783	100.0%	102.1%

As of December 31, 2016, none of the Company’s debt investments were on nonaccrual status.

The industry composition and geographic dispersion of the Company’s investment portfolio as a percentage of total fair value of the Company’s investments as of December 31, 2016 is as follows:

December 31,
Industry Composition	2016
Capital Goods	22.5%
Software & Services	13.6
Retailing	13.2
Health Care Equipment & Services	10.3
Commercial & Professional Services	8.3
Consumer Services	6.0
Materials	4.1
Technology Hardware & Equipment	4.0
Food & Staples Retailing	4.0
Media	3.4
Telecommunication Services	2.8
Food, Beverage & Tobacco	2.8
Consumer Durables & Apparel	1.8
Utilities	1.8
Transportation	0.9
Pharmaceuticals, Biotechnology & Life Sciences	0.5

Total	100.0%

Geographic Dispersion(1)	December 31, 2016
United States	99.1%
Luxembourg	0.8
United Kingdom	0.1

Total	100.0%

(1)	The geographic dispersion is determined by the portfolio company’s country of domicile or the jurisdiction of the security’s issuer.

As of December 31, 2016, all of the Company’s investments were denominated in U.S. dollars.

4.	Fair Value of Financial Instruments

The Company’s investments were categorized in the fair value hierarchy described in Note 2. “Significant Accounting Policies”, as follows as of December 31, 2016:

	December 31, 2016
Description	Level 1	Level 2	Level 3	Total
Senior debt	$—	$49,641,555	$615,616	$50,257,171
Subordinated debt	—	5,878,064	—	5,878,064
Equity	—	—	57,548	57,548

Total investments	$—	$55,519,619	$673,164	$56,192,783

There were no transfers between Level 1 and Level 2 during the year ended December 31, 2016. The carrying value of cash is classified as Level 1 with respect to the fair value hierarchy. At December 31, 2016, the Company held two distinct investment positions classified as Level 3, representing an aggregate fair value of $673,164 and 1.2% of the total investment portfolio. The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of December 31, 2016 were as follows:

Asset Group	Fair Value (1)	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (2)	Impact to Valuation from an Increase in Input (3)
Senior Debt	$615,616	Discounted Cash Flow	Discount Rate	12.95% (12.95%)	Decrease
			EBITDA Multiple	8.58x (8.58x)	Increase

Equity	57,548	Waterfall	Illiquidity Discounts	10.00% (10.00%)	Decrease
			EBITDA Multiple	8.58x (8.58x)	Increase

Total	$673,164

(1)	Certain investments may be valued at cost for a period of time after an acquisition as the best indicator of fair value.
(2)	Weighted average amounts are based on the estimated fair values.
(3)	This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

The preceding table represents the significant unobservable inputs as they relate to the Company’s determination of fair values for the majority of its investments categorized within Level 3 as of December 31, 2016. In addition to the techniques and inputs noted in the table above, according to the Company’s valuation policy, it may also use other valuation techniques and methodologies when determining the fair value estimates for the Company’s investments. Any significant increases or decreases in the unobservable inputs would result in significant increases or decreases in the fair value of the Company’s investments.

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

The following table provides reconciliations for the year ended December 31, 2016 of investments for which Level 3 inputs were used in determining fair value:

	Year Ended December 31, 2016
	Senior	Subordinated
	Debt	Debt	Equity	Total
Fair value balance as of January 1, 2016	$—	$—	$—	$—
Additions (1)	608,629	—	62,424	671,053
Net change in unrealized appreciation (depreciation) (2)	6,280	—	(4,876)	1,404
Net discount accretion	707	—	—	707

Fair value balance as of December 31, 2016	$615,616	$—	$57,548	$673,164

Change in net unrealized appreciation (depreciation) in investments still held as of December 31, 2016(2)	$6,280	$—	$(4,876)	$1,404

(1)	Includes increases in the cost basis of investments resulting from new and add-on portfolio investments.
(2)	Included in net change in unrealized appreciation (depreciation) in the statement of operations.

No securities were transferred into or out of the Level 3 hierarchy during the year ended December 31, 2016. All realized and unrealized gains and losses are included in earnings and are reported as separate line items within the Company’s statement of operations.

5.	Related Party Transactions

On September 25, 2014, the Company entered into founder stock purchase agreements for the sale of (i) 111.11 shares of common stock to CNL Fund Advisors Company for consideration of $1,000, and (ii) 111.11 shares of common stock to KKR for consideration of $1,000 (the “Founder Stock Purchase Agreements”). On December 31, 2014, CNL Fund Advisors Company transferred its shares in the Company’s common stock to CNL, one of the Company’s Advisors.

On August 26, 2015 and August 27, 2015, respectively, the Company entered into share purchase agreements for the sale of (i) 277,777.78 shares of common stock to CNL for consideration of $2.5 million effective after the Company’s initial registration statement was declared effective by the SEC and prior to acceptance of other shareholders unaffiliated with the Company, and (ii) 277,777.78 shares of common stock to KKR for consideration of $2.5 million effective after the Company’s initial registration statement was declared effective by the SEC and prior to acceptance of other shareholders unaffiliated with the Company (the “Share Purchase Agreements”). As part of this agreement, on August 26, 2015, CNL purchased 22,222.22 shares of common stock for consideration of $200,000. On March 1, 2016, the Advisors completed their purchases under the Share Purchase Agreements and the Company received $5.0 million. The Company met its minimum offering requirement with proceeds received from CNL and KKR from these share purchase agreements.

As of December 31, 2016 and 2015, the Advisors owned 9% and 100%, respectively of the Company’s outstanding shares. CNL is an affiliate of CNL Financial Group, Inc. (“CFG”). All of the Company’s executive officers also serve as executive officers of either KKR or CNL and other CFG affiliates.

The Advisors received distributions of $268,956 from the Company for the year ended December 31, 2016.

The Company is a party to an investment advisory agreement with CNL (the “Investment Advisory Agreement”) for the overall management of the Company’s activities. CNL is a party to a sub-advisory agreement with KKR (the “Sub-Advisory Agreement”), under which KKR is responsible for the day-to-day management of the Company’s investment portfolio. Pursuant to the Investment Advisory Agreement, CNL earns (i) a management fee equal to an annual rate of 2% of the Company’s average gross assets, and (ii) an incentive fee based on the Company’s performance. The incentive fee consists of (i) a subordinated incentive fee on income and (ii) an incentive fee on capital gains. CNL compensates KKR for advisory services that it provides to the Company with 50% of the fees that CNL receives under the Investment Advisory Agreement.

A subordinated incentive fee on income is payable to the Advisors each calendar quarter if the Company’s pre-incentive fee net investment fee income (as defined in the Investment Advisory Agreement and approved by the Company’s board of trustees) exceeds the 1.75% quarterly preference return to the Company’s shareholders (the ratio of pre-incentive fee net investment income divided by average adjusted capital). The Company did not incur any subordinated incentive fee on income during the year ended December 31, 2016.

The annual incentive fees on capital gains recorded for GAAP purposes are equal to (i) 20% of our realized and unrealized capital gains on a cumulative basis since inception, net of all realized capital losses and unrealized depreciation on a cumulative basis from inception, less (ii) the aggregate amount of any previously paid incentive fees on capital gains. For financial reporting purposes, in accordance with GAAP, the Company includes unrealized appreciation on the investment portfolio in the calculation of incentive fees on capital gains; however, such amounts are not payable by the Company unless and until the net unrealized appreciation is actually realized. The actual amount of incentive fees on capital gains that are due and payable to the Advisors is determined at the end of the calendar year. The Company accrued $167,068 for incentive fees on capital gains as of December 31, 2016.

Under the terms of the Investment Advisory Agreement CNL (and indirectly KKR) is entitled to receive up to 1.5% of gross offering proceeds as reimbursement for organization and offering expenses incurred by the Advisors on behalf of the Company. CFG and its affiliates have incurred organization and offering costs of approximately $4.2 million as of December 31, 2016. The Advisors have waived the reimbursement of organization and offering expenses in connection with the Company’s gross capital raise from the Offering from March 1, 2016 (the period beginning at the time the Company satisfied the minimum offering requirement) through March 31, 2017 (the “O&O Reimbursement Waiver”). Had the O&O Reimbursement Waiver not been in effect as of December 31, 2016, the Company would have been required to reimburse the Advisors approximately $0.77 million. The O&O Reimbursement Waiver does not reduce the amount of organization and offering expenses incurred by the Advisors that are eligible for reimbursement in future periods. After the O&O Reimbursement Waiver period ends, subsequent gross capital raised by the Company will be subject to the maximum organization and offering cost reimbursement of 1.5%. Organization and offering costs subject to reimbursement will expire three years from the latter of (1) commencement of operations or (2) the date such costs were incurred.

Organization and offering expenses eligible for reimbursement by the Advisors will expire as follows:

Quarter Ended
March 31, 2019	$2.5 million
June 30, 2019	0.7 million
September 30, 2019	0.5 million
December 31, 2019	0.5 million

$4.2 million

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

The Company is a party to an Expense Support and Conditional Reimbursement Agreement, as amended (the “Expense Support Agreement”) with the Advisors pursuant to which the Advisors jointly and severally agree to pay to the Company some or all operating expenses (an “Expense Support Payment”) for each month during the Expense Support Payment Period (as defined below) in which the Company’s board of trustees declares a distribution to its shareholders. The “Expense Support Payment Period” commenced on March 1, 2016 and ends on March 31, 2017. The Advisors are entitled to be reimbursed promptly by the Company (a “Reimbursement Payment”) for Expense Support Payments made with respect to any class of common stock, subject to the limitation that no Reimbursement Payment may be made by the Company to the extent that it would cause the Company’s other operating expenses (as defined in the Expense Support Agreement) for such class of common stock to exceed the lesser of (A) 1.75% of average net assets attributable to shares of such class of common stock and (B) the percentage of our average net assets attributable to shares of such class of common stock represented by other operating expenses (as defined in the Expense Support Agreement) during the fiscal year in which such expense support payment from the Advisors was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from the Advisors made during the same fiscal year). Notwithstanding anything to the contrary in the Expense Support Agreement, no Reimbursement Payment shall be made with respect to any class of common stock if the effective rate of distributions per share on such class of common stock declared by the Company at the time of such Reimbursement Payment is less than the effective rate of distributions per share on such class of common stock at the time the Expense Support Payment was made to which such Reimbursement Payment relates. For this purpose, “effective rate of distributions per share” means actual declared distribution rate per share exclusive of return of capital, if any. The Company’s obligation to reimburse each Expense Support Payment will terminate three years from the date on which such Expense Support Payment was paid or waived.

Related party fees and expenses incurred on behalf of the Company during the year ended December 31, 2016 are summarized below:

Related Party	Source Agreement & Description	Year Ended December 31, 2016
CNL Securities Corp.	Managing Dealer Agreement: Up-front selling commissions and dealer manager fees	$2,405,257
	Distribution and shareholder servicing fees	250,842
CNL and KKR	Investment Advisory Agreement: Base management fees (investment advisory fees)(2)	512,289
	Incentive fee on capital gains (1)	—
KKR	Investment Sub-Advisory Agreement: Investment expenses reimbursement(2)	8,129
CNL	Administrative Services Agreement: Administrative and compliance services(2)	267,502

(1)	Incentive fees on capital gains are included in performance-based incentive fees in the statement of operations. The following table provides additional details for the incentive fee on capital gains for the year ended December 31, 2016:
(2)	Expenses subject to Expense Support.

Incentive fee on Capital Gains	Year Ended December 31, 2016
Accrued incentive fee as of beginning of year,	$—
Incentive fee on capital gains during year ended December 31,	167,068
Less: Incentive fee on capital gains paid to the Advisors during year ended December 31,	—

Accrued incentive fee as of December 31,	167,068
Less: Accrued incentive fee on capital gains attributable to unrealized gains as of December 31,	(167,068)

Incentive fee on capital gains earned by and payable to the advisors as of December 31,	$—

As of December 31, 2016, the amount of Expense Support Payments provided by or due from the Advisors is $2,195,791, representing all of the Company’s operating expenses, excluding distribution and shareholder servicing fees and performance based incentive fees, incurred between March 1, 2016 (commencement of operations) and December 31, 2016. Management believes that Reimbursement Payments by the Company to the Advisor were not probable under the terms of the Expense Support Agreements as of December 31, 2016.

The following table reflects the Expense Support Payments that may become subject to reimbursement:

For the quarter ended	Amount of Expense Support Payment	Effective Rate of Distributions Per Share (1)	Reimbursement Eligibility Expiration
March 31, 2016	$204,420	6.0%	March 31, 2019
June 30, 2016	639,585	5.9%	June 30, 2019
September 30, 2016	603,584	5.9%	September 30, 2019
December 31, 2016	748,202	6.0%	December 31, 2019

	$2,195,791

(1)	The effective rate of distributions per share is expressed as a percentage equal to the projected annualized distribution amount as of the end of the applicable period (which is calculated by annualizing the regular weekly cash distribution per share as of such date without compounding), divided by the Company’s public offering price per share as of such date.

Indemnification - The Investment Advisory Agreement and the Sub-Advisory Agreement provide certain indemnification in favor of the Advisors, their directors, officers, persons associated with the Advisors, and their affiliates. The managing dealer agreement contains certain indemnification provisions in favor of the managing dealer and each participating broker and their respective officers, directors, partners, employees, associated persons, agents and control persons. In addition, the Company’s declaration of trust contains certain indemnifications in favor of the Company’s officers, trustees, agents, and certain other persons. As of December 31, 2016, management believed that the risk of incurring any losses for such indemnification was remote.

See Note 13. “Subsequent Events” for additional information on ongoing distribution and shareholder servicing fees, expense support and organization and offering expenses.

6.	Fee Income

Fee income, which is nonrecurring, consisted of the following:

Fee Income	Year Ended December 31, 2016
Commitment fees	$4,100
Amendment fees	1,549
Consent fees	269
Other	460

$6,378

7.	Distributions

The Company’s board of trustees declared distributions of $0.010904 per share for 32 weekly record dates beginning on March 1, 2016 through and including October 4, 2016. The Company’s board of trustees declared distributions of $0.011250 per share for 12 weekly record dates beginning on October 11, 2016 through and including December 27, 2016. Distributions were paid on March 30, 2016, April 27, 2016, June 1, 2016, June 29, 2016, July 27, 2016, August 31, 2016, September 28, 2016, October 26, 2016, November 30, 2016 and January 4, 2017.

The total and the sources of declared distributions on a GAAP basis for the year ended December 31, 2016 are presented in the tables below.

	Year Ended December 31,
	2016
	Per Share	Amount	Allocation
Total Declared Distributions	$0.48	$1,247,036	100.0%
From net investment income	0.35	908,970	72.9
From net realized gains	0.04	101,070	8.1
Distributions in excess of net investment income	$0.09	$236,996	19.0%

Sources of distributions, other than net investment income and realized gains on a GAAP basis, include required adjustments to GAAP net investment income in the current period to determine taxable income available for distributions. The following table summarizes the primary sources of differences between GAAP net increase in net assets from operations and estimated taxable income available for distributions for the year ended December 31, 2016.

Year Ended December 31,	2016
Ordinary income component of tax basis undistributed earnings	$—
Distribution and shareholder servicing fees	250,842
Unearned performance-based incentive fees on unrealized gains	167,068
Nondeductible excise tax expense	6,107
Other book tax differences	35,568

Total(1)	$459,585

(1)	See Note 10 for a reconciliation of net increase in net assets from operations to taxable income from distributions.

For the year ended December 31, 2016, the tax-related sources of distributions of $459,585 are greater than distributions in excess of net investment income of $236,996. None of the distributions declared during the year ended December 31, 2016 were classified as a tax basis return of capital.

8.	Share Transactions

The following table summarizes the total shares issued and proceeds received in connection with the Company’s Offering, Founder Stock Purchase Agreements and Share Purchase Agreements for the year ended December 31, 2016.

	Year Ended December 31, 2016(1)
	Shares	Amount
Gross proceeds	5,879,947	$56,338,994
Up-front selling commissions and dealer manager fees	—	(2,405,257)

Net proceeds to company	5,879,947	53,933,737
Reinvestment of distributions	41,812	385,988

Net proceeds	5,921,759	$54,319,725

Average net proceeds per share	$9.17

(1)	Commenced operations on March 1, 2016.

As of December 31, 2016, the Company has sold or issued 5,944,203 shares of common stock through the Offering, Founder Stock Agreements and Share Purchase Agreements, including reinvestment of distributions, for total gross proceeds of $56,926,982.

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

On October 10, 2016, our board of trustees increased the public offering price of our continuous public offering of common stock from $9.65 per share to $9.75 per share. This increase in our public offering price became effective as of October 11, 2016. As a result of the increase in our public offering price per share, our maximum sales load per share and the net proceeds per share correspondingly increased from $0.458 to $0.463 and from $9.19 to $9.29, respectively.

9.	Commitment & Contingences

Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s statements of assets and liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of December 31, 2016, the Company’s unfunded commitments consisted of the following:

Category / Company
Equity:
Polyconcept North America Holdings, Inc.	$25,737

Total Unfunded Commitments	$25,737

The Company funds its equity investments as it receives funding notices from the portfolio companies. At December 31, 2016, the Company’s unfunded commitments have a fair value of $0.

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company had no such guarantees outstanding at either December 31, 2016 or December 31, 2015.

10.	Federal Income Tax

Income and capital gain distributions are determined in accordance with the Code and federal tax regulations, which may differ from amounts determined in accordance with GAAP. The book-to-tax differences, which could be material, are primarily due to differing treatments of income and gains on various investment securities held by the Company and expenses incurred by the Company. Permanent book and tax differences, both in timing and character, result in reclassifications to (i) paid-in capital in excess of par value, (ii) undistributed net investment income, (iii) accumulated net realized gains (losses) and (iv) accumulated net unrealized depreciation on investments, derivative instruments and foreign currency translation, as appropriate.

As of December 31, 2016, the Company made the following reclassifications of permanent book and tax basis differences:

Capital Accounts	2016
Paid-in capital in excess of par value	$(256,949)
Undistributed net investment income	292,517
Accumulated net realized gains (losses)	(35,568)

The following table reconciles net increase in net assets resulting from operations to estimated taxable income available for distributions for year ended December 31, 2016:

Year Ended December 31, 2016
Net increase in net assets resulting from operations	$1,742,602
Net change in unrealized appreciation on investments	(737,184)
Net change in unrealized depreciation on foreign currency translation	4,622
Unearned performance-based incentive fee on unrealized gains	167,068
Non-deductible distribution and shareholder servicing fees	250,842
Non-deductible excise tax expense	6,107
Other book-tax differences	35,568

Taxable income available for distributions	$1,469,625

The tax character of shareholder distributions attributable to the fiscal year ended December 31, 2016 were as follows:

	2016
Paid Distributions attributable to:	Amount	Percentage
Ordinary Income	$1,247,036	100	(1)%

Total	$1,247,036	100%

Paid distributions as a percentage of taxable income available for distributions		84.9%

(1)	Including short term capital gains of $133,263 for the year ended December 31, 2016.

As of December 31, 2016, the components of tax basis accumulated earnings were as follows:

2016
Undistributed ordinary income – net	$222,589
Unrealized gains (losses) – net	696,994
Other temporary differences	(167,068)

Total accumulated earnings – net	$752,515

For the year ended December 31, 2016, the Company had estimated taxable income in excess of the distributions made from such taxable income during the year. The undistributed taxable income for the year ended December 31, 2016 is estimated to be $222,589, which will not be finalized until the 2016 tax returns are filed in 2017.

The Company is generally subject to nondeductible federal excise taxes if it does not distribute to its shareholders an amount at least equal to the sum of (i) 98% of its net ordinary income for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period generally ending on October 31 of the calendar year and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which the Company paid no federal income tax. For the year ended December 31, 2016, the Company determined it had excess excise tax base income over the current year distributions. Accordingly, the Company recorded U.S. federal excise tax of $6,107 for the year ended December 31, 2016.

11.	Selected quarterly financial data (unaudited)

The following is the quarterly results of operations for the year ended December 31, 2016. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Year Ended	Quarter Ended
	December 31, 2016	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total investment income	$1,326,880	$882,719	$331,643	$111,025	$1,493
Net investment income (loss)	908,970	685,531	155,843	77,217	(9,621)
Net realized and unrealized gains (losses)	833,632	279,102	484,376	41,087	29,067
Net increase (decrease) in net assets resulting from operations	1,742,602	964,633	640,219	118,304	19,446
Basic and diluted earnings (losses) per common share	0.66	0.27	0.23	0.13	0.03
Net asset value per common share at end of period	9.26	9.26	9.17	9.05	8.98

12.	Financial Highlights

The following is a schedule of financial highlights for one share of common stock during the period from March 1, 2016 (commencement of operations) through December 31, 2016.

For the Period Ended December 31, 2016(1)
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Period	$9.00

Net investment loss, before expense support (2)	(0.49)
Expense support(2)	0.84

Net investment income(2)	0.35
Net realized and unrealized gains(2)(3)	0.34

Net increase resulting from investment operations	0.69

Distributions from net investment income(4)	(0.35)
Distributions from net realized gains(4)	(0.04)
Distributions in excess of net investment income(4)(5)	(0.09)

Net decrease resulting from distributions to common shareholders	(0.48)

Issuance of common stock above net asset value (6)	0.05

Net increase resulting from capital share transactions	0.05

Net Asset Value, End of Period	$9.26

OPERATING PERFORMANCE PER SHARE
Total investment return-net price(7)	8.5%
Total investment return-net asset value(8)	8.5%

For the Period Ended December 31, 2016(1)
RATIOS/SUPPLEMENTAL DATA (all amounts in thousands except ratios)
Net assets, end of period	$55,017
Average net assets(9)	$24,039
Shares outstanding, end of period	5,944
Weighted average shares outstanding	2,623
Ratios to Average Net Assets: (9)
Total operating expenses before expense support	10.87%
Total operating expenses after expense support	1.74%
Net investment income	3.78%
Portfolio turnover rate	36%

(1)	Commenced operations on March 1, 2016.
(2)	The per share data was derived by using the weighted average shares outstanding during the period.
(3)	The amount shown at this caption is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses in portfolio securities for the period because of the timing of sales of the Company’s shares in relation to fluctuating market values for the portfolio.
(4)	The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the entire period; distributions per share are rounded to the nearest $0.01.
(5)	See Note 7. “Distributions” for further information on the source of distributions from other than net investment income and realized gains.
(6)	The continuous issuance of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date times (B) the differences between the net proceeds per share and the net asset value per share on each share transaction date, divided by (ii) the total shares outstanding at the end of the period.
(7)	Total investment return-net price is a measure of total return for shareholders who purchased the Company’s common stock at the beginning of the period, including distributions declared during the period. Total investment return-net price is based on (i) the purchase of one share at the public offering price, net of sales load, on the first day of the period, (ii) the sale at the net asset value per share on the last day of the period, of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) distributions payable relating to one share, if any, on the last day of the period. The total investment return-net price calculation assumes that (i) monthly cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan are issued at the then current public offering price, net of sales load, on each monthly distribution payment date. Since there is no public market for the Company’s shares, the terminal sales price per share is assumed to be equal to the net asset value per share on the last day of the period presented. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s shares of common stock. Total investment return is not annualized.
(8)	Total investment return-net asset value is a measure of the change in total value for shareholders who held the Company’s common stock at the beginning and end of the period, including distributions declared during the period. Total investment return-net asset value is based on (i) net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period, of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) distributions payable relating to one share, if any, on the last day of the period. The total investment return-net asset value calculation assumes that (i) monthly cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan are issued at the then current public offering price, net of sales load, on each monthly distribution payment date. Since there is no public market for the Company’s shares, terminal market value per share is assumed to be equal to net asset value per share on the last day of the period presented. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s shares of common stock. Total investment return is not annualized.
(9)	The computation of average net assets during the period is based on the daily value of net assets. Ratios are not annualized.

13.	Subsequent Events

During the period from January 1, 2017 through March 16, 2017, the Company received additional net proceeds of approximately $21.1 million from its Offering, including amounts through its distribution reinvestment plan.

On February 7, 2017, our board of trustees increased the public offering price of our continuous public offering of common stock from $9.75 per share to $9.80 per share. This increase in our public offering price is effective as of February 7, 2017. As a result of the increase in our public offering price per share, our maximum sales load per share and the net proceeds per share will correspondingly increase from $0.463 to $0.466 and from $9.29 to $9.33, respectively.

On January 26, 2017, the Company’s board of trustees declared distributions of $0.011250 per share for four record dates beginning February 7, 2017 through February 28, 2017.

On February 24, 2017, the Company’s board of trustees declared distributions of $0.011250 per share for four record dates beginning March 7, 2017 through March 28, 2017.

On March 16, 2017, the Company’s board of trustees declared distributions of $0.011250 per share for four record dates beginning April 4, 2017 through April 25, 2017.

On March 16, 2017, our board of trustees approved an extension to the Expense Support Payment period through June 30, 2017. The O&O Reimbursement Waiver period was also extended through April 30, 2017.

On March 16, 2017, the board of trustees approved an amended and restated Managing Dealer Agreement between the Company and the Managing Dealer and approved an amended and restated Distribution and Shareholder Servicing Plan for the Company (the “Plan”). The new Managing Dealer Agreement and the Plan will become effective if and when the post-effective amendment to our registration statement on Form N-2 (File No. 333-199018) describing the new Managing Dealer Agreement and the Plan is declared effective by the SEC, which the Company anticipates will occur by the end of April 2017. The Company expects that new Managing Dealer Agreement and the Plan will lower the ongoing distribution and shareholder servicing fee paid to the Managing Dealer from an annualized rate of 1.25% to an annualized rate of 1.00% of the Company’s net asset value per share. In addition, the Company expects that under the new Managing Dealer Agreement, the Company will cease paying the ongoing distribution and shareholder servicing fee when the total underwriting compensation paid from the upfront selling commissions, upfront dealer manager fees, and ongoing distribution and shareholder servicing fees attributable to our shares equals 8.5% of the aggregate gross offering proceeds from shares sold in the offering, excluding shares issued through the distribution reinvestment plan. The new Managing Dealer Agreement will also remove the contingent deferred sales charge and will no longer apply upon redemption of Company shares.