Form 10-Q
period 2017-03-31
Corporate Capital Trust II
filed 2017-05-12
CIK 1617896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ Do not check if smaller reporting company	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

    Yes   ☐    No   ☒

The number of shares of common stock of the registrant outstanding as of May 11, 2017 was 9,624,174.

CORPORATE CAPITAL TRUST II

Item 1. Financial Statements

Corporate Capital Trust II

Condensed Statements of Assets and Liabilities

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Investment at fair value:
Non-controlled, non-affiliated investments (amortized cost of $78,190,049 and $55,455,599, respectively)	$78,949,591	$56,192,783
Cash	14,120,408	3,843,177
Interest receivable	714,056	332,207
Receivable for investments sold	1,417,240	2,562,122
Principal receivable	60,469	25,163
Receivable from advisors	173,278	281,497
Prepaid expenses	16,029	55,346

Total assets	95,451,071	63,292,295

Liabilities
Payable for investment purchased	14,299,797	7,248,119
Distributions payable	—	251,754
Accrued performance-based incentive fees	204,887	167,068
Accrued trustees’ fees	6,924	1,632
Accrued distribution and shareholder servicing fees	78,193	54,567
Accrued professional services	340,194	186,238
Other accrued expenses and liabilities	553,583	365,626

Total liabilities	15,483,578	8,275,004

Commitments and contingencies (Note 9)
Net Assets	$79,967,493	$55,017,291

Components of Net Assets
Preferred stock, $0.001 par value per share, 100,000,000 shares authorized and unissued at March 31, 2017 and December 31, 2016	$—	$—
Common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 8,643,702 and 5,944,203 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	8,644	5,944
Paid-in capital in excess of par value	79,420,053	54,258,832
Undistributed (distributions in excess of) net investment income	(181,923)	55,521
Accumulated net realized losses	(35,568)	(35,568)
Accumulated net unrealized appreciation on investments	756,287	732,562

Net assets	$79,967,493	$55,017,291

Net asset value per share	$9.25	$9.26

See notes to condensed financial statements.

Corporate Capital Trust II

Condensed Statements of Operations (unaudited)

	Three Months Ended March 31,
	2017	2016
Investment income
Interest income	$1,210,713	$1,493
Fee income	22,373	—

Total investment income	1,233,086	1,493

Operating expenses
Investment advisory fees	370,099	7,493
Professional services	236,392	132,534
Administrative services	185,889	28,206
Custodian and accounting fees	69,986	16,148
Trustee fees and expenses	50,958	16,515
Performance-based incentive fees	37,819	5,813
Insurance	39,317	—
Distribution and shareholder servicing fees	199,686	5,301
Other	80,744	3,524

Total operating expenses	1,270,890	215,534

Expense support	(657,974)	(204,420)

Net operating expenses	612,916	11,114

Net investment income (loss)	620,170	(9,621)

Net realized and unrealized gains
Net realized gains on:
Non-controlled, non-affiliated investments	163,353	—
Foreign currency transactions	21	—

Net realized gains	163,374	—

Net change in unrealized appreciation on:
Non-controlled, non-affiliated investments	22,358	29,067
Foreign currency translation	1,367	—

Net change in unrealized appreciation	23,725	29,067

Net realized and unrealized gains	187,099	29,067

Net increase in net assets resulting from operations	$807,269	$19,446

Net investment income (loss) per share	$0.09	$(0.02)

Diluted and basic earnings per share	$0.11	$0.03

Weighted average number of shares of common stock outstanding (basic and diluted)	7,053,792	556,049

Distributions declared per share	$0.15	$0.05

See notes to condensed financial statements.

Corporate Capital Trust II

Condensed Statements of Changes in Net Assets (unaudited)

	Three Months Ended March 31,
	2017	2016
Operations
Net investment income (loss)	$620,170	$(9,621)
Net realized gains on investments and foreign currency transactions	163,374	—
Net change in unrealized appreciation on investments and foreign currency translation	23,725	29,067

Net increase in net assets resulting from operations	807,269	19,446

Distributions to shareholders from
Net investment income	(620,170)	—
Net realized gains	(163,374)	—
Distributions in excess of net investment income (Note 6)	(237,444)	(30,301)

Net decrease in net assets resulting from shareholders’ distributions	(1,020,988)	(30,301)

Capital share transactions
Issuance of shares of common stock	24,550,223	4,876,200
Reinvestment of shareholders’ distributions	613,698	—

Net increase in net assets resulting from capital share transactions	25,163,921	4,876,200

Total increase in net assets	24,950,202	4,865,345
Net assets at beginning of period	55,017,291	202,000

Net assets at end of period	$79,967,493	$5,067,345

Capital share activity
Shares issued from subscriptions	2,633,597	541,755
Shares issued from reinvestment of distributions	65,902	—

Net increase in shares outstanding	2,699,499	541,755

Distributions in excess of net investment income at end of period	$(181,923)	$(39,922)

See notes to condensed financial statements.

Corporate Capital Trust II

Condensed Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2017	2016
Operating Activities:
Net increase in net assets resulting from operations	$807,269	$19,446
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(40,946,950)	(3,845,510)
Increase in payable for investments purchased	7,051,678	3,378,985
Proceeds from sales of investments	14,735,508	—
Proceeds from principal payments	3,802,744	—
Net realized gain on investments	(163,353)	—
Net change in unrealized appreciation on investments	(22,358)	(29,067)
Net change in unrealized appreciation on foreign currency translation	(1,367)	—
Amortization of premium/discount – net	(162,399)	(25)
Decrease in receivable for investments sold	1,146,249	—
Increase in principal receivable	(35,306)	—
Decrease (increase) in receivable from advisors	108,219	(196,928)
Increase in interest receivable	(381,849)	(8,608)
Decrease in prepaid expenses	39,317	—
Increase in accrued professional services	153,956	132,534
Increase in accrued performance-based incentive fees	37,819	5,813
Increase in accrued distribution and shareholder servicing fees	23,626	5,301
Increase in accrued trustees’ fees	5,292	16,516
Increase in other accrued expenses and liabilities	187,957	47,878

Net cash used in operating activities	(13,613,948)	(473,665)

Financing Activities:
Proceeds from issuance of shares of common stock	24,550,223	4,876,200
Distributions paid	(659,044)	(30,301)

Net cash provided by financing activities	23,891,179	4,845,899

Net increase in cash	10,277,231	4,372,234
Cash, beginning of period	3,843,177	202,000

Cash, end of period	$14,120,408	$4,574,234

Supplemental disclosure of cash flow information and non-cash financing activities:
Distribution reinvested	$613,698	$—

Excise taxes paid	$6,107	$—

See notes to condensed financial statements.

Corporate Capital Trust II

Condensed Schedule of Investments (unaudited)

As of March 31, 2017

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)	Cost (d)	Fair Value
Senior Secured Loans—First Lien—65.0%
ABB CONCISE Optical Group, LLC	(1)	Retailing	L + 500	1.00%	6/15/2023	$513,589	$512,057	$519,367
ABILITY Network, Inc.	(e)(2)	Health Care Equipment & Services	L + 500	1.00%	5/14/2021	201.748	198,257	202,631
Accuride Corp	(e)(1)	Capital Goods	L + 700	1.00%	11/17/2023	1,041,805	1,018,603	1,043,107
BakerCorp International Inc.	(e)(1)	Capital Goods	L + 300	1.25%	2/7/2020	3,502,514	3,383,292	3,397,438
Bay Club, Co.	(2)	Consumer Services	L + 650	1.00%	8/31/2022	1,223,177	1,200,562	1,236,944
Belk, Inc.	(e)(1)	Retailing	L + 475	1.00%	12/12/2022	3,352,853	2,961,331	2,846,321
Caesars Growth Properties Holdings LLC	(f)(2)	Consumer Services	L + 525	1.00%	5/8/2021	533,115	534,127	537,447
Commercial Barge Line, Co.	(1)	Transportation	L + 875	1.00%	11/12/2020	549,247	521,973	509,427
CSM Bakery Products	(1)	Food, Beverage & Tobacco	L + 400	1.00%	7/3/2020	1,492,283	1,452,267	1,410,953
David’s Bridal, Inc.	(1)	Retailing	L + 400	1.25%	10/11/2019	852,774	797,100	703,232
Distribution International, Inc.	(e)(1)	Retailing	L + 500	1.00%	12/15/2021	4,459,924	3,853,091	3,835,534
DJO Finance, LLC	(e)(2)	Health Care Equipment & Services	L + 325	1.00%	6/8/2020	3,802,149	3,703,513	3,688,883
FleetPride Corp.	(1)	Capital Goods	L + 400	1.25%	11/19/2019	1,540,176	1,344,783	1,458,354
Foresight Energy LLC	(e)(f)(1)	Materials	L + 575	1.00%	3/17/2022	1,725,080	1,699,204	1,685,188
Global Eagle Entertainment Inc.	(f)(3)	Media	L + 600	1.00%	1/6/2023	783,647	760,688	741,530
Heartland Dental Care, Inc.	(2)	Pharmaceuticals, Biotechnology & Life Sciences	L + 450	1.00%	12/21/2018	261,168	259,111	263,127
Jo-Ann Stores, Inc.	(3)	Retailing	L + 500	1.00%	10/20/2023	1,539,620	1,509,081	1,512,684
Koosharem, LLC	(e)(1)	Commercial & Professional Services	L + 650	1.00%	5/15/2020	2,440,437	2,189,261	2,281,809
MedAssets, Inc.	(2)	Health Care Equipment & Services	L + 550	1.00%	10/20/2022	1,560,647	1,570,201	1,571,384
Netsmart Technologies, Inc.	(1)	Health Care Equipment & Services	L + 450	1.00%	4/19/2023	81,425	81,232	82,137

See notes to condensed financial statements.

Corporate Capital Trust II

Condensed Schedule of Investments (unaudited) (continued)

As of March 31, 2017

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)	Cost (d)	Fair Value
NewWave Communications, Inc.	(1)	Media	L + 375	1.00%	4/30/2020	$74,743	$69,823	$75,303
P2 Energy Solutions	(f)(1)	Software & Services	L + 400	1.00%	10/30/2020	3,334,301	3,246,746	3,294,706
PAE Holding Corp	(2)	Capital Goods	L + 550	1.00%	10/20/2022	1,288,858	1,283,598	1,302,552
Paradigm Acquisition Corp.	(1)	Health Care Equipment & Services	L + 500	1.00%	6/2/2022	1,488,636	1,488,636	1,492,365
Polyconcept North America, Inc.	(2)	Consumer Durables & Apparel	L + 525	1.00%	8/10/2023	334,191	331,083	337,115
RedPrairie Corp.	(2)	Software & Services	L + 350	1.00%	10/12/2023	997,500	1,001,060	1,005,709
Riverbed Technology, Inc.	(2)	Technology Hardware & Equipment	L + 400	1.00%	4/25/2022	34,216	34,216	34,227
Safway Group Holding, LLC	(2)	Capital Goods	L + 475	1.00%	8/21/2023	1,492,500	1,501,545	1,510,925
Savers, Inc.	(1)	Retailing	L + 375	1.25%	7/9/2019	691,307	616,166	612,671
Sequa Corp.	(e)(1)	Capital Goods	L + 400	1.25%	6/19/2017	4,174,274	3,983,669	4,132,531
SI Organization, Inc.	(1)	Capital Goods	L + 475	1.00%	11/23/2019	602,006	602,035	608,778
SIRVA Worldwide, Inc.	(1)	Commercial & Professional Services	L + 650	1.00%	11/22/2022	2,143,179	2,091,291	2,132,463
TIBCO Software, Inc.	(2)	Software & Services	L + 450	1.00%	12/4/2020	38,490	39,111	38,975
TruGreen, LP	(2)	Consumer Services	L + 550	1.00%	4/13/2023	1,581,241	1,596,488	1,602,983
Vertafore, Inc.	(2)	Software & Services	L + 325	1.00%	6/30/2023	140,235	139,558	141,112
Vertiv Group Corp.	(1)	Technology Hardware & Equipment	L + 400	1.00%	11/30/2023	2,126,131	2,071,524	2,151,390
WireCo WorldGroup, Inc.	(2)	Capital Goods	L + 550	1.00%	9/29/2023	562,066	561,170	567,217
Xerox Business Services	(f)(2)	Software & Services	L + 550	0.75%	12/71/2023	1,377,062	1,352,650	1,395,308

Total Senior Secured Loans - First Lien							$51,560,103	$51,963,827

Senior Secured Loans - Second Lien - 18.3%
Applied Systems, Inc.	(1)	Software & Services	L + 650	1.00%	1/24/2022	$1,950,737	$1,952,978	$1,971,220
BJ’s Wholesale Club, Inc.	(4)	Food & Staples Retailing	L + 750	1.00%	1/27/2025	949,470	940,109	929,056

See notes to condensed financial statements.

Corporate Capital Trust II

Condensed Schedule of Investments (unaudited) (continued)

As of March 31, 2017

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)	Cost (d)	Fair Value
CTI Foods Holding Co., LLC	(e)(1)	Food, Beverage & Tobacco	L + 725	1.00%	6/28/2021	$222,222	$205,441	$202,222
Foresight Energy LLC	(e)(f)(1)	Software & Services	L + 800	1.00%	2/28/2025	1,807,220	1,780,112	1,828,681
Formula One (LUX)	(e)(f)(g)(3)	Media	L + 675	1.00%	7/29/2022	295,841	295,101	298,245
Genoa, a QoL Healthcare Co., LLC	(1)	Health Care Equipment & Services	L + 800	1.00%	10/28/2024	352,940	353,710	356,469
Grocery Outlet, Inc.	(1)	Food & Staples Retailing	L + 825	1.00%	10/21/2022	198,393	184,582	199,469
iParadigms Holdings, LLC	(1)	Software & Services	L + 725	1.00%	7/29/2022	189,244	184,447	183,252
Misys, Ltd. (GBR)	(g)(f)	Software & Services	12.00%		6/12/2019	286,240	303,503	300,910
NEP Group, Inc.	(1)	Media	L + 875	1.25%	7/22/2020	215,054	203,447	218,280
New Arclin US Holding Corp	(3)	Materials	L + 875	1.00%	2/9/2025	424,480	420,293	429,255
NewWave Communications, Inc.	(1)	Media	L + 800	1.00%	10/30/2020	206,718	202,459	208,010
Polyconcept North America, Inc.	(i)(2)	Consumer Durables & Apparel	L + 1000	1.00%	12/31/2023	624,235	609,810	614,074
Press Ganey Holdings, Inc.	(2)	Health Care Equipment & Services	L + 800	1.00%	10/21/2024	2,024,940	2,052,901	2,073,032
SI Organization, Inc.	(1)	Capital Goods	L + 875	1.00%	5/23/2020	460,504	454,331	464,821
SRS Distribution, Inc.	(1)	Capital Goods	L + 875	1.00%	2/24/2023	2,005,948	1,997,772	2,086,186
Sungard Public Sector LLC	(i)(1)	Software & Services	L + 850	1.00%	1/30/2025	654,480	648,051	646,930
WireCo WorldGroup, Inc.	(2)	Capital Goods	L + 950	1.00%	9/30/2024	1,632,350	1,626,898	1,649,694

Total Senior Secured Loans—Second Lien							$14,415,945	$14,659,806

Total Senior Debt							$65,976,048	$66,623,633

Subordinated Debt—15.3%
Allegheny Technologies Inc.	(f)	Materials	7.88%		8/15/2023	$2,958,000	$2,894,148	$3,027,217
Dynegy Inc.	(f)	Utilities	6.75%		11/1/2019	2,847,000	2,913,437	2,925,293
JC Penney Corp., Inc.	(f)	Retailing	8.13%		10/1/2019	2,436,000	2,614,385	2,630,880

See notes to condensed financial statements.

Corporate Capital Trust II

Condensed Schedule of Investments (unaudited) (continued)

As of March 31, 2017

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)	Cost (d)	Fair Value
Pactiv LLC	(e)	Materials	7.95%		12/15/2025	849,000	943,874	921,165
			8.38%		4/15/2027	2,481,000	2,785,733	2,766,315

Total Subordinated Debt							$12,151,577	$12,270,870

Equity—0.1%
Polyconcept North America Holdings, Inc., Common Stock	(i)	Consumer Durables & Apparel				624	$62,424	$55,088
Total Equity							$62,424	$55,088
TOTAL INVESTMENTS(h) — 98.7%							$78,190,049	$78,949,591

OTHER ASSETS IN EXCESS OF LIABILITIES—1.3%								1,017,902

NET ASSETS—100.0%								$79,967,493

(a)	Security may be an obligation of one or more entities affiliated with the named company.
(b)	Non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940, as amended (“1940 Act”), unless otherwise indicated. Non-controlled/non-affiliated investments are investments that are neither controlled investments nor affiliated investments.
(c)	Denominated in U.S. dollars unless otherwise noted.
(d)	Represents amortized cost for debt securities and cost for common stocks translated to U.S. dollars.
(e)	Position or portion thereof unsettled as of March 31, 2017.
(f)	The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. 80.2% of the Company’s total assets represented qualifying assets as of March 31, 2017.
(g)	A portfolio company domiciled in a foreign country. The jurisdiction of the security issuers may be a different country than the domicile of the portfolio company.
(h)	As of March 31, 2017, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $1,159,918; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $400,376; the net unrealized appreciation was $759,542; the aggregate cost of securities for Federal income tax purposes was $78,190,049.
(i)	Investments classified as Level 3 whereby fair value was determined by the Company’s Board of Trustees (see Note 2).
(1)	The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at March 31, 2017 was 1.15%. The current base rate for each investment may be different from the reference rate on March 31, 2017.
(2)	The interest rate on these investments is subject to a base rate of 1-Month LIBOR, which at March 31, 2017 was 0.98%. The current base rate for each investment may be different from the reference rate on March 31, 2017.

See notes to condensed financial statements.

Corporate Capital Trust II

Condensed Schedule of Investments (unaudited) (continued)

As of March 31, 2017

(3)	The interest rate on these investments is subject to a base rate of 6-Month LIBOR, which at March 31, 2017 was 1.42%. The current base rate for each investment may be different from the reference rate on March 31, 2017.
(4)	The interest rate on these investments is subject to a base rate of 2-Month LIBOR, which at March 31, 2017 was 1.03%. The current base rate for each investment may be different from the reference rate on March 31, 2017.

Abbreviations:

GBR – United Kingdom

LUX – Luxembourg

L = LIBOR – London Interbank Offered Rate, typically 3-Month

See notes to condensed financial statements.

Corporate Capital Trust II

Condensed Schedule of Investments

As of December 31, 2016

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)	Cost (d)	Fair Value
Senior Secured Loans—First Lien—72.1%
ABB CONCISE Optical Group, LLC	(1)	Retailing	L + 500	1.00%	6/15/2023	$514,880	$513,108	$521,959
ABILITY Network, Inc.	(1)	Health Care Equipment & Services	L + 500	1.00%	5/14/2021	202,267	198,590	203,278
Accuride Corp	(1)	Capital Goods	L + 700	1.00%	11/3/2023	788,670	765,163	772,897
BakerCorp International Inc	(1)	Capital Goods	L + 300	1.25%	2/7/2020	114,026	100,373	109,323
Bay Club, Co.	(1)	Consumer Services	L + 650	1.00%	8/24/2022	1,226,258	1,202,771	1,236,988
Belk, Inc.	(1)	Retailing	L + 475	1.00%	12/12/2022	1,229,651	1,114,290	1,064,675
Caesars Growth Properties Holdings LLC	(e)(f)(1)	Consumer Services	L + 525	1.00%	5/8/2021	534,486	535,552	539,331
Commercial Barge Line, Co.	(1)	Transportation	L + 875	1.00%	11/12/2020	556,474	527,276	526,795
CSM Bakery Products	(1)	Food, Beverage & Tobacco	L + 400	1.00%	7/3/2020	1,496,141	1,453,460	1,359,244
David’s Bridal, Inc.	(1)	Retailing	L + 400	1.25%	10/11/2019	854,141	793,882	757,696
Distribution International, Inc.	(1)	Retailing	L + 500	1.00%	12/15/2021	2,154,232	1,870,577	1,863,411
FleetPride Corp.	(1)	Capital Goods	L + 400	1.25%	11/19/2019	1,544,197	1,334,388	1,467,628
Genesys Telecommunications Laboratories, Inc.	(1)	Software & Services	L + 525	0.75%	12/1/2023	1,486,000	1,463,845	1,516,188
Global Eagle Entertainment Inc	(e)(f)(3)	Media	L + 600	1.00%	12/22/2022	1,007,850	977,615	993,992
Heartland Dental Care, Inc.	(1)	Pharmaceuticals, Biotechnology & Life Sciences	L + 450	1.00%	12/21/2018	261,836	259,498	262,572
Information Resources Inc	(e)(2)	Commercial & Professional Services	L + 425	1.00%	12/20/2023	608,070	605,030	613,391
Integra Telecom Holdings, Inc.	(1)	Telecommunication Services	L + 425	1.00%	8/14/2020	1,581,949	1,585,804	1,589,068
Koosharem, LLC	(1)	Commercial & Professional Services	L + 650	1.00%	5/15/2020	2,150,648	1,905,116	1,949,025
MedAssets, Inc.	(2)	Health Care Equipment & Services	L + 550	1.00%	10/20/2022	1,564,578	1,574,521	1,588,046
Netsmart Technologies, Inc.	(1)	Health Care Equipment & Services	L + 450	1.00%	4/19/2023	81,630	81,430	82,064

See notes to condensed financial statements.

Corporate Capital Trust II

Condensed Schedule of Investments (continued)

As of December 31, 2016

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)	Cost (d)	Fair Value
NewWave Communications, Inc.	(1)	Media	L + 375	1.00%	4/30/2020	$75,401	$70,127	$75,190
P2 Energy Solutions, Inc.	(e)(f)(1)	Software & Services	L + 400	1.00%	10/30/2020	532,707	507,403	508,069
PAE Holding Corp	(1)	Capital Goods	L + 550	1.00%	10/7/2022	2,195,480	2,194,968	2,217,435
Paradigm Acquisition Corp.	(1)	Health Care Equipment & Services	L + 500	1.00%	6/2/2022	1,492,424	1,492,424	1,485,581
Polyconcept North America, Inc.	(2)	Consumer Durables & Apparel	L + 525	1.00%	8/10/2023	335,030	331,819	339,218
RedPrairie Corp.	(2)	Software & Services	L + 350	1.00%	10/12/2023	1,000,000	1,003,681	1,012,625
Riverbed Technology, Inc.	(2)	Technology Hardware & Equipment	L + 325	1.00%	4/25/2022	34,550	34,550	34,847
Safway Group Holding, LLC	(1)	Capital Goods	L + 475	1.00%	8/21/2023	1,496,250	1,505,619	1,520,250
Savers, Inc.	(1)	Retailing	L + 375	1.25%	7/9/2019	693,117	611,151	645,032
Sequa Corp.	(1)	Capital Goods	L + 400	1.25%	6/19/2017	1,752,773	1,554,319	1,664,696
SI Organization, Inc.	(1)	Capital Goods	L + 475	1.00%	11/23/2019	603,600	603,636	611,335
SIRVA Worldwide, Inc.	(e)(1)	Commercial & Professional Services	L + 650	1.00%	11/18/2022	2,148,550	2,094,836	2,110,950
TIBCO Software, Inc.	(2)	Software & Services	L + 550	1.00%	12/4/2020	1,416,198	1,355,664	1,424,759
TruGreen, LP	(2)	Consumer Services	L + 550	1.00%	4/13/2023	1,585,224	1,601,050	1,610,984
USIC Holdings Inc	(1)	Capital Goods	L + 375	1.00%	12/31/2023	1,054,790	1,052,172	1,065,776
Vertafore Inc	(e)(1)	Software & Services	L + 375	1.00%	6/30/2023	140,588	139,884	141,328
Vertiv, Co.	(2)	Technology Hardware & Equipment	L + 500	1.00%	11/30/2023	2,197,160	2,142,506	2,230,117
WireCo WorldGroup, Inc.	(1)	Capital Goods	L + 550	1.00%	7/21/2023	563,478	562,571	570,259
Xerox Business Services, LLC	(e)(f)(3)	Software & Services	L + 550	0.75%	12/7/2023	1,380,513	1,357,477	1,399,495

Total Senior Secured Loans—First Lien							$39,078,146	$39,685,517

See notes to condensed financial statements.

Corporate Capital Trust II

Condensed Schedule of Investments (continued)

As of December 31, 2016

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)	Cost (d)	Fair Value
Senior Secured Loans—Second Lien—19.2%
Applied Systems, Inc.	(1)	Software & Services	L + 650	1.00%	1/24/2022	$1,396,857	$1,394,216	$1,414,667
BJ’s Wholesale Club Inc	(1)	Food & Staples Retailing	L + 750	1.00%	3/26/2020	2,035,800	2,048,601	2,064,210
CTI Foods Holding Co., LLC	(1)	Food, Beverage & Tobacco	L + 725	1.00%	6/28/2021	222,222	204,665	202,222
Formula One (LUX)	(e)(f)(g)(3)	Media	L + 675	1.00%	7/29/2022	422,630	421,573	426,856
Genoa, QoL Healthcare Co., LLC	(1)	Health Care Equipment & Services	L + 800	1.00%	10/28/2024	352,940	353,708	352,940
Grocery Outlet, Inc.	(1)	Food & Staples Retailing	L + 825	1.00%	10/21/2022	198,393	184,154	198,951
iParadigms Holdings, LLC	(1)	Software & Services	L + 725	1.00%	7/29/2022	189,244	184,279	182,620
Misys, Ltd. (GBR)	(f)(h)(g)	Software & Services	12.00%		6/12/2019	54,320	57,241	57,794
NEP Group, Inc.	(1)	Media	L + 875	1.25%	7/22/2020	215,054	202,787	217,204
NewWave Communications, Inc.	(1)	Media	L + 800	1.00%	10/30/2020	206,718	202,226	201,292
Polyconcept North America, Inc.	(2)(i)	Consumer Durables & Apparel	L + 1000	1.00%	12/31/2023	624,235	609,336	615,616
Press Ganey Holdings, Inc.	(2)	Health Care Equipment & Services	L + 725	1.00%	10/21/2024	2,024,940	2,053,581	2,065,439
SI Organization, Inc.	(1)	Capital Goods	L + 875	1.00%	5/23/2020	460,504	453,937	465,494
SRS Distribution, Inc.	(1)	Capital Goods	L + 875	1.00%	2/24/2023	444,840	436,419	459,716
WireCo WorldGroup, Inc.	(3)(e)	Capital Goods	L + 950	1.00%	7/12/2024	1,632,350	1,626,765	1,646,633

Total Senior Secured Loans—Second Lien							$10,433,488	$10,571,654

Total Senior Debt							$49,511,634	$50,257,171

Subordinated Debt—10.7%
Allegheny Technologies Inc	(f)	Materials	7.88%		8/15/2023	$2,339,000	$2,278,936	$2,292,220
Dynegy Inc	(f)	Utilities	6.75%		11/1/2019	978,000	988,195	995,115

See notes to condensed financial statements.

Corporate Capital Trust II

Condensed Schedule of Investments (continued)

As of December 31, 2016

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)	Cost (d)	Fair Value
JC Penney Corp., Inc.	(f)	Retailing	8.13%		10/1/2019	$1,383,000	$1,497,869	$1,493,640
Netflix, Inc.	(f)	Retailing	5.88%		2/15/2025	1,017,000	1,116,541	1,097,089

Total Subordinated Debt							$5,881,541	$5,878,064

Equity—0.1%
Polyconcept North America Holdings, Inc., Common Stock	(i)	Consumer Durables & Apparel				624	$62,424	$57,548

Total Equity							$62,424	$57,548

TOTAL INVESTMENTS — 102.1%(h)							$55,455,599	$56,192,783

OTHER ASSETS IN EXCESS OF LIABILITIES—(2.1%)								(1,175,492)

NET ASSETS—100.0%								$55,017,291

(a)	Security may be an obligation of one or more entities affiliated with the named company.
(b)	Non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940, as amended (“1940 Act”), unless otherwise indicated. Non-controlled/non-affiliated investments are investments that are neither controlled investments nor affiliated investments.
(c)	Denominated in U.S. dollars unless otherwise noted.
(d)	Represents amortized cost for debt securities and cost for equity investments translated to U.S. dollars.
(e)	Position or portion thereof unsettled as of December 31, 2016.
(f)	The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. 83.9% of the Company’s total assets represented qualifying assets as of December 31, 2016.
(g)	A portfolio company domiciled in a foreign country. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.
(h)	As of December 31, 2016, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $930,483; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $228,867; the net unrealized appreciation was $701,616; the aggregate cost of securities for Federal income tax purposes was $55,491,167.
(i)	Investments classified as Level 3 whereby fair value was determined by the Company’s Board of Trustees (see Note 2).
(1)	The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at December 31, 2016 was 1.00%. The current base rate for each investment may be different from the reference rate on December 31, 2016.

See notes to condensed financial statements.

Corporate Capital Trust II

Condensed Schedule of Investments (continued)

As of December 31, 2016

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

GBR – United Kingdom

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

Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These financial statements should be read in conjunction with the Company’s financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2016, which was filed with the SEC on March 17, 2017.

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

2. Significant Accounting Policies (continued)

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

2. Significant Accounting Policies (continued)

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

Security Transactions, Realized/Unrealized Gains or Losses, and Income Recognition – Investments purchased on a secondary basis are recorded on the trade date. The Company measures realized gains or losses from the sale of investments using the specific identification method. Realized gains or losses are measured by the difference between the net proceeds from the sale and the amortized cost basis of the investment without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. Unrealized gains or losses primarily reflect the change in investment values, including the reversal of previously recorded unrealized gains or losses when gains or losses are realized. The amortized cost basis of investments includes (i) the original cost and (ii) adjustments for the accretion/amortization of market discounts and premiums and original issue discount. The Company reports changes in fair value of investments as a component of net change in unrealized appreciation (depreciation) on investments in the condensed statements of operations.

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

2. Significant Accounting Policies (continued)

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

Organization and Offering Expenses – Organization expenses will be expensed on the Company’s statement of operations. Offering expenses will be capitalized on the Company’s statement of assets and liabilities as deferred offering expenses and expensed to the Company’s statement of operations over a 12-month period, noting, however, the deferral period will not exceed 12 months from the date the Advisors incurred the offering expenses.

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

2. Significant Accounting Policies (continued)

The Company is generally subject to nondeductible federal excise taxes if it does not distribute to its shareholders an amount at least equal to the sum of (i) 98% of its net ordinary income for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period generally ending on October 31 of the calendar year and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which the Company paid no federal income tax. The Company may pay a 4% nondeductible federal excise tax on under-distribution of capital gains and taxable income.

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

Permanent book and tax basis differences are reclassified among the Company’s capital accounts, as appropriate on an annual basis. Additionally, the tax character and amount of distributions is determined in accordance with the Code which differs from GAAP.

Recent Accounting Pronouncements —In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU further clarifies how the predominance principle should be applied to cash receipts and payments relating to more than one class of cash flows. The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017. The ASU is to be applied retrospectively for each period presented. The Company is currently evaluating the impact this ASU will have on the Company’s statement of cash flows.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which modifies the presentation of the statement of cash flows and requires reconciliation to the overall change in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. As a result, the statement of cash flows will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents. The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The ASU is to be applied retrospectively for each period presented. The Company adopted this ASU on December 31, 2016 and the adoption has not materially impacted the presentation of the Company’s cash flows.

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

As of March 31, 2017 and December 31, 2016, the Company’s investment portfolio consisted of the following:

	As of March 31, 2017
Asset Category	Amortized Cost	Fair Value	Percentage of Investment Portfolio	Percentage of Net Assets
Senior debt
Senior secured loans – first lien	$51,560,103	$51,963,827	65.8%	65.0%
Senior secured loans – second lien	14,415,945	14,659,806	18.6	18.3

Total senior debt	65,976,048	66,623,633	84.4	83.3
Subordinated debt	12,151,577	12,270,870	15.5	15.3
Equity	62,424	55,088	0.1	0.1

Total investments	$78,190,049	$78,949,591	100.0%	98.7%

3. Investments (continued)

	As of December 31, 2016
Asset Category	Amortized Cost	Fair Value	Percentage of Investment Portfolio	Percentage of Net Assets
Senior debt
Senior secured loans - first lien	$39,078,146	$39,685,517	70.6%	72.1%
Senior secured loans - second lien	10,433,488	10,571,654	18.8	19.2

Total senior debt	49,511,634	50,257,171	89.4	91.3
Subordinated debt	5,881,541	5,878,064	10.5	10.7
Equity	62,424	57,548	0.1	0.1

Total investments	$55,455,599	$56,192,783	100.0%	102.1%

As of March 31, 2017 and December 31, 2016, none of the Company’s debt investments were on nonaccrual status.

The industry composition and geographic dispersion of the Company’s investment portfolio as a percentage of total fair value of the Company’s investments as of March 31, 2017 and December 31, 2016 were as follows:

	As of March 31,	As of December 31,
Industry Composition	2017	2016
Capital Goods	23.1%	22.5%
Retailing	16.0	13.2
Software & Services	13.7	13.6
Health Care Equipment & Services	12.0	10.3
Materials	11.2	4.1
Commercial & Professional Services	5.6	8.3
Consumer Services	4.3	6.0
Utilities	3.7	1.8
Technology Hardware & Equipment	2.8	4.0
Food, Beverage & Tobacco	2.0	2.8
Media	2.0	3.4
Food & Staples Retailing	1.4	4.0
Consumer Durables & Apparel	1.3	1.8
Transportation	0.6	0.9
Pharmaceuticals, Biotechnology & Life Sciences	0.3	0.5
Telecommunications	—	2.8

Total	100.0%	100.0%

Geographic Dispersion(1)	March 31, 2017	December 31, 2016
United States	99.2%	99.1%
Luxembourg	0.4	0.8
United Kingdom	0.4	0.1

Total	100.0%	100.0%

(1)	The geographic dispersion is determined by the portfolio company’s country of domicile or the jurisdiction of the security’s issuer.

As of March 31, 2017 and December 31, 2016, all of the Company’s investments were denominated in U.S. dollars.

4. Fair Value of Financial Instruments

The Company’s investments were categorized in the fair value hierarchy described in Note 2. “Significant Accounting Policies”, as follows as of March 31, 2017 and December 31, 2016:

	March 31, 2017
Description	Level 1	Level 2	Level 3	Total
Senior debt	$—	$65,362,629	$1,261,004	$66,623,633
Subordinated debt	—	12,270,870	—	12,270,870
Equity	—	—	55,088	55,088

Total investments	$—	$77,633,499	$1,316,092	$78,949,591

	December 31, 2016
Description	Level 1	Level 2	Level 3	Total
Senior debt	$—	$49,641,555	$615,616	$50,257,171
Subordinated debt	—	5,878,064	—	5,878,064
Equity	—	—	57,548	57,548

Total investments	$—	$55,519,619	$673,164	$56,192,783

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2017 and year ended December 31, 2016. The carrying value of cash is classified as Level 1 with respect to the fair value hierarchy. At March 31, 2017, the Company held 3 distinct investment positions classified as Level 3, representing an aggregate fair value of $1,316,092 and 1.7% of the total investment portfolio. At December 31, 2016, the Company held two distinct investment positions classified as Level 3, representing an aggregate fair value of $673,164 and 1.2% of the total investment portfolio. The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of March 31, 2017 and December 31, 2016 were as follows:

As of March 31, 2017
Asset Group	Fair Value (1)	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (2)	Impact to Valuation from an Increase in Input (3)
Senior Debt	$1,261,004	Discounted Cash Flow	Discount Rate	11.50%-13.13% (12.29%)	Decrease
			EBITDA Multiple	8.44x-9.24x (8.85x)	Increase
Equity	55,088	Market Comparables	Illiquidity Discounts	10.00% (10.00%)	Decrease
			EBITDA Multiple	8.44x (8.44x)	Increase

Total	$1,316,092

As of December 31, 2016
Asset Group	Fair Value (1)	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (2)	Impact to Valuation from an Increase in Input (3)
Senior Debt	$615,616	Discounted Cash Flow	Discount Rate	12.95% (12.95%)	Decrease
			EBITDA Multiple	8.58x (8.58x)	Increase
Equity	57,548	Waterfall	Illiquidity Discounts	10.00% (10.00%)	Decrease
			EBITDA Multiple	8.58x (8.58x)	Increase

Total	$673,164

(1)	Certain investments may be valued at cost for a period of time after an acquisition as the best indicator of fair value.

(2)	Weighted average amounts are based on the estimated fair values.

(3)	This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

4. Fair Value of Financial Instruments (continued)

The preceding tables represent the significant unobservable inputs as they relate to the Company’s determination of fair values for the majority of its investments categorized within Level 3 as of March 31, 2017 and December 31, 2016. In addition to the techniques and inputs noted in the table above, according to the Company’s valuation policy, it may also use other valuation techniques and methodologies when determining the fair value estimates for the Company’s investments. Any significant increases or decreases in the unobservable inputs would result in significant increases or decreases in the fair value of the Company’s investments.

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

The following table provides reconciliations for the three months ended March 31, 2017 of investments for which Level 3 inputs were used in determining fair value:

	Three Months Ended March 31, 2017
	Senior
	Debt	Equity	Total
Fair value balance as of December 31, 2016	$615,616	$57,548	$673,164
Additions (1)	647,935	—	647,935
Net change in unrealized appreciation (depreciation) (2)	(3,138)	(2,460)	(5,598)
Net discount accretion	591	—	591

Fair value balance as of March 31, 2017	$1,261,004	$55,088	$1,316,092

Change in net unrealized appreciation (depreciation) in investments still held as of March 31, 2017 (2)	$(3,138)	$(2,460)	$(5,598)

(1)	Includes increases in the cost basis of investments resulting from new and add-on portfolio investments.
(2)	Included in net change in unrealized appreciation (depreciation) in the statement of operations.

No securities were transferred into or out of the Level 3 hierarchy during the three months ended March 31, 2017. All realized and unrealized gains and losses are included in earnings and are reported as separate line items within the Company’s statement of operations.

5. Related Party Transactions

On August 26, 2015 and August 27, 2015, respectively, the Company entered into share purchase agreements for the sale of shares of common stock to each of CNL and KKR for consideration of $5.0 million effective after the Company’s initial registration statement was declared effective by the SEC and prior to acceptance of other shareholders unaffiliated with the Company (the “Founder Stock Agreements” and “Share Purchase Agreements”). On March 1, 2016, the Advisors completed their purchases under the Founder Stock Agreements and Share Purchase Agreements and the Company received $5.0 million. The Company met its minimum offering requirement with proceeds received from CNL and KKR from these share purchase agreements.

As of March 31, 2017 and December 31, 2016, the Advisors owned 6% and 9%, respectively, of the Company’s outstanding shares. CNL is an affiliate of CNL Financial Group, Inc. (“CFG”). All of the Company’s executive officers also serve as executive officers of either KKR and its affiliates or CNL and other CFG affiliates.

5. Related Party Transactions (continued)

The Advisors received distributions of $81,283 and $30,301 from the Company for the three months ended March 31, 2017 and 2016, respectively.

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

A subordinated incentive fee on income is payable to the Advisors each calendar quarter if the Company’s pre-incentive fee net investment fee income (as defined in the Investment Advisory Agreement and approved by the Company’s board of trustees) exceeds the 1.75% quarterly preference return to the Company’s shareholders (the ratio of pre-incentive fee net investment income divided by average adjusted capital). The Company did not incur any subordinated incentive fee on income during the three months ended March 31, 2017.

The annual incentive fees on capital gains recorded for GAAP purposes are equal to (i) 20% of our realized and unrealized capital gains on a cumulative basis since inception, net of all realized capital losses and unrealized depreciation on a cumulative basis from inception, less (ii) the aggregate amount of any previously paid incentive fees on capital gains. For financial reporting purposes, in accordance with GAAP, the Company includes unrealized appreciation on the investment portfolio in the calculation of incentive fees on capital gains; however, such amounts are not payable by the Company unless and until the net unrealized appreciation is actually realized. The actual amount of incentive fees on capital gains that are due and payable to the Advisors is determined at the end of the calendar year. The Company accrued $204,887 for incentive fees on capital gains as of March 31, 2017.

Under the terms of the Investment Advisory Agreement CNL (and indirectly KKR) is entitled to receive up to 1.5% of gross offering proceeds as reimbursement for organization and offering expenses incurred by the Advisors on behalf of the Company. The Advisors have incurred organization and offering costs of approximately $4.5 million as of March 31, 2017. The Advisors have waived the reimbursement of organization and offering expenses in connection with the Company’s gross capital raise received from the Offering from March 1, 2016 (the period beginning at the time the Company satisfied the minimum offering requirement) through April 30, 2017 (the “O&O Reimbursement Waiver”). Had the O&O Reimbursement Waiver not been in effect as of March 31, 2017, the Company would have been required to reimburse the Advisors approximately $1.16 million. The O&O Reimbursement Waiver does not reduce the amount of organization and offering expenses incurred by the Advisors that are eligible for reimbursement in future periods based on subsequent gross capital raised by the Company after April 30, 2017. After the O&O Reimbursement Waiver period ends, subsequent gross capital raised by the Company will be subject to the maximum organization and offering cost reimbursement of 1.5%. Organization and offering costs subject to reimbursement will expire three years from the latter of (1) commencement of operations or (2) the date such costs were incurred.

Organization and offering expenses eligible for reimbursement by the Advisors will expire as follows:

During the quarter ended
March 31, 2019	$2.5 million
June 30, 2019	0.7 million
September 30, 2019	0.5 million
December 31, 2019	0.5 million
March 31, 2020	0.3 million

$4.5 million

In addition, under the terms of the Investment Advisory Agreement, the Advisors are entitled to reimbursement of certain expenses incurred on behalf of the Company including expenses incurred in connection with its investment operations and investment transactions.

5. Related Party Transactions (continued)

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

On March 16, 2017, the board of trustees approved an amended and restated Managing Dealer Agreement between the Company and the Managing Dealer and approved an amended and restated Distribution and Shareholder Servicing Plan for the Company (the “Plan”). The new Managing Dealer Agreement and the Plan became effective on April 28, 2017, when the post-effective amendment to our registration statement on Form N-2 (File No. 333-199018) describing the new Managing Dealer Agreement and the Plan was declared effective by the SEC. The new Managing Dealer Agreement and the Plan lowers the ongoing distribution and shareholder servicing fee paid to the Managing Dealer from an annualized rate of 1.25% to an annualized rate of 1.00% of the Company’s net asset value per share. In addition, under the new Managing Dealer Agreement, the Company will cease paying the ongoing distribution and shareholder servicing fee when the total underwriting compensation paid from the upfront selling commissions, upfront dealer manager fees, and ongoing distribution and shareholder servicing fees attributable to our shares equals 8.5% of the aggregate gross offering proceeds from shares sold in the offering, excluding shares issued through the distribution reinvestment plan. The new Managing Dealer Agreement also removes the contingent deferred sales charge and no longer applies upon redemption of Company shares.

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

The Company is a party to an Expense Support and Conditional Reimbursement Agreement, as amended (the “Expense Support Agreement”) with the Advisors pursuant to which the Advisors jointly and severally agree to pay to the Company some or all operating expenses (an “Expense Support Payment”) for each month during the Expense Support Payment Period (as defined below) in which the Company’s board of trustees declares a distribution to its shareholders. Expense Support Payments shall be made in accordance with the terms of the Expense Support Agreement. The “Expense Support Payment Period” commenced on March 1, 2016 and ends on June 30, 2017. The Advisors are entitled to be reimbursed promptly by the Company (a “Reimbursement Payment”) for Expense Support Payments made with respect to any class of common stock, subject to the limitation that no Reimbursement Payment may be made by the Company to the extent that it would cause the Company’s other operating expenses (as defined in the Expense Support Agreement) for such class of common stock to exceed the lesser of (A) 1.75% of average net assets attributable to shares of such class of common stock for the most recently completed fiscal year after taking such payment into account, and (B) the percentage of our average net assets attributable to shares of such class of common stock represented by Other Operating Expenses (as defined in the Expense Support Agreement) during the fiscal year in which such Expense Support Payment from the Advisors was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an Expense Support Payment from the Advisors made during the same fiscal year). Notwithstanding anything to the contrary in the Expense Support Agreement, no Reimbursement Payment shall be made with respect to any class of common stock if the effective rate of distributions per share on such class of common stock declared by the Company at the time of such Reimbursement Payment is less than the effective rate of distributions per share on such class of common stock at the time the Expense Support Payment was made to which such Reimbursement Payment relates. For this purpose, “effective rate of distributions per share” means actual declared distribution rate per share exclusive of return of capital, if any. The Company’s obligation to reimburse each Expense Support Payment will terminate three years from the date on which such Expense Support Payment was paid or waived.

5.    Related Party Transactions (continued)

Related party fees and expenses incurred on behalf of the Company during the three months ended March 31, 2017 and 2016 are summarized below:

		Three Months Ended March 31,
Related Party	Source Agreement & Description	2017	2016
CNL Securities Corp.	Managing Dealer Agreement: Up-front selling commissions and dealer manager fees Distribution and shareholder servicing fees	$1,210,725 199,686	$3,800 5,301
CNL and KKR	Investment Advisory Agreement: Base management fees (investment advisory fees) (1) Incentive fee on capital gains (2)	370,099 37,819	7,493 5,813
KKR	Investment Sub-Advisory Agreement: Investment expenses reimbursement (1)	2,783	—
CNL	Administrative Services Agreement: Administrative and compliance services (1)	137,567	15,485

(1)	Expenses subject to Expense Support.
(2)	Incentive fees on capital gains are included in performance-based incentive fees in the condensed statements of operations. The following table provides additional details for the incentive fee on capital gains for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
Incentive fee on Capital Gains for the Three Months Ended March 31,	2017	2016
Accrued incentive fee as of January 1,	$167,068	$—
Incentive fee on capital gains during the three months ended March 31,	37,819	5,813
Less: Incentive fee on capital gains paid to the Advisors during the three months ended March 31,	—	—

Accrued incentive fee as of March 31,	204,887	5,813
Less: Accrued incentive fee on capital gains attributable to unrealized gains as of March 31,	(204,887)	(5,813)

Incentive fee on capital gains earned by and payable to the advisors as of March 31,	$—	$—

As of March 31, 2017, the amount of Expense Support Payments provided by the Advisors since inception is $2,853,765. Management believes that Reimbursement Payments by the Company to the Advisor were not probable under the terms of the Expense Support Agreements as of March 31, 2017.

The following table reflects the Expense Support Payments that may become subject to reimbursement:

For the quarter ended	Amount of Expense Support Payment	Effective Rate of Distributions Per Share (1)	Reimbursement Eligibility Expiration	Lesser of Other Operating Expenses Ratio or 1.75% (2)
March 31, 2016	$204,420	6.0%	March 31, 2019	1.75%
June 30, 2016	639,585	5.9%	June 30, 2019	1.75%
September 30, 2016	603,584	5.9%	September 30, 2019	1.75%
December 31, 2016	748,202	6.0%	December 31, 2019	1.75%
March 31, 2017	657,974	6.0%	March 31, 2020	1.75%

	$2,853,765

(1)	The effective rate of distributions per share is expressed as a percentage equal to the projected annualized distribution amount as of the end of the applicable period (which is calculated by annualizing the regular weekly cash distribution per share as of such date without compounding), divided by the Company’s public offering price per share as of such date.
(2)	Represents the lesser of Other Operating Expenses as defined in the Expense Support Agreement or 1.75% of average net assets on an annualized basis.

5. Related Party Transactions (continued)

Indemnification - The Investment Advisory Agreement and the Sub-Advisory Agreement provide certain indemnification in favor of the Advisors, their directors, officers, persons associated with the Advisors, and their affiliates. The managing dealer agreement contains certain indemnification provisions in favor of the managing dealer and each participating broker and their respective officers, directors, partners, employees, associated persons, agents and control persons. In addition, the Company’s declaration of trust contains certain indemnifications in favor of the Company’s officers, trustees, agents, and certain other persons. As of March 31, 2017, management believed that the risk of incurring any losses for such indemnification was remote.

6. Distributions

The Company’s board of trustees declared distributions of $0.011250 per share for 13 weekly record dates beginning on January 3, 2017 through and including March 28, 2017. Distributions were paid on January 4, 2017, February 1, 2017, March 1, 2017 and March 29, 2017.

The total and the sources of declared distributions on a GAAP basis for the three months ended March 31, 2017 and 2016 are presented in the tables below.

	Three Months Ended March 31,
	2017			2016
	Per Share	Amount	Allocation	Per Share	Amount	Allocation
Total Declared Distributions	$0.15	$1,020,988	100%	$0.05	$30,301	100.0%
From net investment income	0.09	620,170	60.7	—	—	—
From net realized gains	0.02	163,374	16.0	—	—	—
Distributions in excess of net investment income	0.04	237,444	23.3%	0.05	30,301	100.0%

Net investment income includes Expense Support Payments of $657,974 and $204,420 which supported distributions of $1,020,988 and $30,301 during the three months ended March 31, 2017 and 2016, respectively. Sources of distributions, other than net investment income and realized gains on a GAAP basis, include (i) the ordinary income component of prior year tax basis undistributed earnings and (ii) required adjustments to GAAP net investment income and realized gains in the current period to determine taxable income available for distributions. The following table summarizes the primary sources of differences between (i) GAAP net investment income and realized gains and (ii) taxable income available for distributions that contribute to tax-related distributions in excess of net investment income for the three months ended March 31, 2017 and 2016.

Three Months Ended March 31,	2017	2016
Ordinary income component of tax basis undistributed earnings	$222,589	$—
Distribution and shareholder servicing fees	199,686	5,301
Unearned performance-based incentive fees on unrealized gains	37,819	5,813

Total (1)	$460,094	$11,114

(1)	The above table does not represent all adjustments to calculate taxable income available for distributions.

For the three months ended March 31, 2017, the tax-related sources of distributions of $460,094 were greater than the distributions in excess of net investment income of $237,444. As a result, the Company estimates that none of the distributions declared during the three months ended March 31, 2017 would be classified as a tax basis return of capital. None of the distributions declared during the year ended December 31, 2016 were classified as a tax basis return of capital.

7. Fee Income

Fee income, which is nonrecurring, consisted of the following:

Fee Income	Three Months Ended March 31, 2017
Amendment fees	$21,261
Consent fees	1,112

$22,373

8. Share Transactions

The following table summarizes the total shares issued and proceeds received in connection with the Company’s Offering and Share Purchase Agreements for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017		2016(1)
	Shares	Amount	Shares	Amount
Gross proceeds	2,633,597	$25,760,948	541,755	$4,880,000
Up-front selling commissions and dealer manager fees	—	(1,210,725)	—	(3,800)

Net proceeds to company	2,633,597	24,550,223	541,755	4,876,200
Reinvestment of distributions	65,902	613,698	—	—

Net proceeds	2,699,499	$25,163,921	541,755	$4,876,200

Average net proceeds per share	$9.32		$9.00

(1)	Commenced operations on March 1, 2016.

As of March 31, 2017, the Company has sold or issued 8,643,702 shares of common stock through the Offering, Founder Stock Agreements and Share Purchase Agreements, including reinvestment of distributions, for total gross proceeds of $83,301,629.

As of December 31, 2016, the public offering price of our continuous public offering was $9.75 per share. On February 7, 2017, our board of trustees increased the public offering price of our continuous public offering of common stock from $9.75 per share to $9.80 per share. This increase in our public offering price is effective as of February 7, 2017. As a result of the increase in our public offering price per share, our maximum sales load per share and the net proceeds per share correspondingly increased from $0.463 to $0.466 and from $9.29 to $9.33, respectively.

9. Commitment & Contingences

Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s condensed statements of assets and liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of March 31, 2017, the Company’s unfunded commitments consisted of the following:

Category / Company
Equity:
Polyconcept North America Holdings, Inc.	$25,737

Total Unfunded Commitments	$25,737

The Company funds its equity investments as it receives funding notices from the portfolio companies. At March 31, 2017, the Company’s unfunded commitments have a fair value of $0.

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company had no such guarantees outstanding at either March 31, 2017 or December 31, 2016.

10. Financial Highlights

The following is a schedule of financial highlights for one share of common stock during the three months ended March 31, 2017 and the period from March 1, 2016 (commencement of operations) through March 31, 2016.

	Three Months Ended March 31, 2017	Period Ended March 31, 2016 (1)
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Period	$9.26	$9.00

Net investment loss, before expense support (2)	(0.01)	(0.39)
Expense support(2)	0.09	0.37

Net investment income (loss)(2)	0.08	(0.02)
Net realized and unrealized gains(2)(3)	0.04	0.05

Net increase resulting from investment operations	0.12	0.03

Distributions from net investment income(4)	(0.09)	—
Distributions from net realized gains(4)	(0.02)	—
Distributions in excess of net investment income (4)(5)	(0.04)	(0.05)

Net decrease resulting from distributions to common shareholders	(0.15)	(0.05)

Issuance of common stock above net asset value (6)	0.02	—

Net increase resulting from capital share transactions	0.02	—

Net Asset Value, End of Period	$9.25	$8.98
OPERATING PERFORMANCE PER SHARE
Total Investment Return-Net Price(7)	1.17%	0.38%
Total Investment Return-Net Asset Value(8)	1.47%	0.38%

RATIOS/SUPPLEMENTAL DATA (all amounts in thousands except ratios)
Net assets, end of period	$79,967	$5,067
Average net assets(9)	$65,418	$5,006
Shares outstanding, end of period	8,644	564
Weighted average shares outstanding	7,054	556

Ratios to average net assets:(9)
Total operating expenses before expense support	1.94%	4.31%
Total operating expenses after expense support	0.94%	0.22%
Net investment income (loss)	0.95%	(0.19)%
Portfolio turnover rate	28%	—

10. Financial Highlights (continued)

(1)	Commenced operations on March 1, 2016.
(2)	The per share data was derived by using the weighted average shares outstanding during the period.
(3)	The amount shown at this caption is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses in portfolio securities for the period because of the timing of sales of the Company’s shares in relation to fluctuating market values for the portfolio.
(4)	The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the entire period; distributions per share are rounded to the nearest $0.01.
(5)	See Note 6. “Distributions” for further information on the source of distributions from other than net investment income and realized gains.
(6)	The continuous issuance of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date times (B) the differences between the net proceeds per share and the net asset value per share on each share transaction date, divided by (ii) the total shares outstanding at the end of the period
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

11. Subsequent Events

During the period from April 1, 2017 through May 11, 2017, the Company received additional net proceeds of approximately $9.0 million from its Offering, including amounts through its distribution reinvestment plan.

On April 26, 2017, the Company’s board of trustees declared distributions of $0.011250 per share for five record dates beginning May 2, 2017 through May 31, 2017.

On April 28, 2017, the SEC declared the post-effective amendment to our registration statement on Form N-2 effective, and the Company entered into an amended and restated Managing Dealer Agreement between the Company and the Managing Dealer and approved an amended and restated Distribution and Shareholder Servicing Plan for the Company as further discussed in Note 5.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based on the unaudited condensed financial statements as of March 31, 2017 and December 31, 2016, and for the three months ended March 31, 2017. Amounts as of December 31, 2016 included in the unaudited condensed financial statements have been derived from the audited financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed financial statements and the notes thereto, as well as, the audited financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the period ended December 31, 2016. Capitalized terms used in this Item 2 have the same meaning as in the accompanying unaudited condensed financial statements in Item 1 unless otherwise defined herein.

Statement Regarding Forward-Looking Information

The following information contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements generally are characterized by the use of terms such as “may,” “should,” “plan,” “anticipate,” “estimate,” “intend,” “predict,” “believe” and “expect” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: persistent economic weakness at the global or national level, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global capital market conditions, our ability to obtain or maintain credit lines or credit facilities on satisfactory terms, changes in interest rates, availability of proceeds from our offering of shares, our ability to identify suitable investments, our ability to close on identified investments, our ability to obtain or maintain our qualification as a regulated investment company and as a business development company, the ability of our Advisors (defined below) and their affiliates to attract and retain highly talented professionals, inaccuracies of our accounting estimates, the ability of our Advisors to locate suitable borrowers for our loans and the ability of such borrowers to make payments under their respective loans. Given these uncertainties, we caution you not to place undue reliance on such statements, which apply only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K filing for the period ended December 31, 2016 and Item 1A in Part II of this Quarterly Report.

The forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 27A of the Securities Act and Section 21E of the Exchange Act.

Overview

The Company is a non-diversified closed-end management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940. The Company commenced operations on March 1, 2016 when it satisfied its minimum offering requirement. Formed as a Delaware statutory trust on August 12, 2014, we are externally managed by CNL Fund Advisors II, LLC (“CNL”) and KKR Credit Advisors (US) LLC (“KKR”) collectively, the “Advisors”, which are collectively responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments, determining the securities and other assets that the we will purchase, retain or sell and monitoring our portfolio on an ongoing basis. Both of our Advisors are registered as investment advisers with the SEC. CNL also provides the administration services necessary for our Company to operate. The Company intends to be taxed as a registered investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”) and operated in a manner as to qualify to tax treatments applicable to RICs.

Investment Objective, Investment Program, and Primary Investment Types

Our investment objective is to provide our shareholders with current income and, to a lesser extent, long-term capital appreciation. We intend to pursue our investment objective by investing primarily in the debt of privately owned and thinly traded U.S. companies (also referred to as “portfolio companies”) with a focus on originated transactions sourced through the networks of our Advisors upon obtaining exemptive relief from the SEC allowing us to co-invest with certain affiliates of our Advisors. We define originated transactions as any investment where our Advisors negotiate the terms of the transaction beyond just the price, which, for example, may include negotiations, financial covenants, maturity date or interest rate terms. A substantial portion of our portfolio will consist of direct lending investments, which we believe offer potential opportunities for attractive risk-adjusted returns and income generation. Our debt investments may take the form of corporate loans or bonds, may be directly originated as primary market negotiated transactions or purchased on the secondary market, may be secured or unsecured and may, in some cases, be accompanied by warrants, options or other forms of equity participation. We may separately purchase common or preferred equity interests in transactions.

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

The level of our investment activity can and will vary substantially from period to period depending on many factors, including: the amount of capital we have available for investment, the availability of credit to finance investment transactions, the demand for debt from creditworthy privately owned U.S. companies, the level of merger, acquisition and refinancing activity involving private companies, the general economic environment and the competitive investment environment for the types of investments we intend to make. Based on prevailing market conditions, we anticipate that we will invest the proceeds from the periodic sale of our common stock within 30-90 days. The precise timing will depend on the availability of investment opportunities that are consistent with our investment objective and strategies. Any distributions we make during such period may be substantially lower than the distributions that we expect to pay when our portfolio is fully invested.

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

Financial and Operating Highlights

The following table presents financial and operating highlights as of March 31, 2017 and December 31, 2016, and for the three months ended March 31, 2017 and 2016:

As of	March 31, 2017	December 31, 2016
Total assets	$94,451,071	$63,292,295
Adjusted total assets (Total assets, net of payable for investments purchased)	$80,151,274	$56,044,176
Investments in portfolio companies	$78,949,591	$56,192,783
Net assets	$79,967,493	$55,017,291
Net asset value per share	$9.25	$9.26

	March 31,
Activity for the three months ended	2017	2016
Average net assets	$65,418,297	$5,006,011
Purchases of investments	$40,946,950	$3,845,510
Sales, principal payments and other exits	$18,538,252	$—
Net investment income (loss)	$620,170	$(9,621)
Net realized gains on investments and foreign currency transactions	$163,374	$—
Net change in unrealized appreciation on investments and foreign currency translation	$23,725	$29,067
Net increase in net assets resulting from operations	$807,269	$19,446
Total distributions declared	$1,020,988	$30,301
Net investment income (loss) before unearned incentive fees per share	$0.09	$(0.01)
Net investment income (loss) per share	$0.09	$(0.02)
Earnings per share	$0.11	$0.03
Distributions declared per share outstanding for the entire period	$0.15	$0.05

	March 31,
Summary of Common Stock Offering for the three months ended	2017	2016
Gross proceeds, excluding reinvestment of distributions	$25,760,948	$4,880,000
Net proceeds to Company, excluding reinvestments of distributions	$24,550,223	$4,876,200
Reinvestment of distributions	$613,698	$—
Average net proceeds per share	$9.32	$9.00
Shares issued in connection with Offering, excluding reinvestments of distributions	2,633,597	541,755
Shares issued in connection with reinvestment of distributions	65,902	—

Business Environment

The opportunity set in credit is still dominated by the search for yield as central banks in Japan, Europe and the UK continue their asset purchase programs. Total net issuance by the G4 central banks continues to be negative. This glut of capital is resulting in significant inflows into sub-investment grade credit from investors seeking higher spreads as investment grade and highly rated sub-investment grade credit trade at close-to-historically tight levels.

Despite the influx of capital, the propensity for market volatility in traded credit remains high. We believe this is being caused by the growth of mutual funds and other vehicles offering daily liquidity to investors. These offerings are being made despite overall market liquidity remaining fragile due to low levels of inventory at investment bank dealing desks. In effect, there is a mismatch between the liquidity of debt investments and demand for investment vehicles with daily liquidity. This market dynamic is resulting in traded credit prices being determined more by market sentiment (i.e. inflows and outflows of daily liquidity funds) than by credit quality.

We have also noted that current high yield bonds spreads are trading between 20% and 35% tighter than long term median spread levels for securities with a duration of between three and six years. We believe duration risk is largely being discounted by investors in favor of higher yields.

In this environment, we believe attractive risk-adjusted returns are available from investments that are (i) isolated from the spread compression in traded markets (i.e. credits requiring deep understanding of the credit story or originated credit); (ii) accessible through a vehicle that is immune from pressure to sell assets as market sentiment changes (i.e. closed-end); and (iii) predominantly floating rate. Against this backdrop, we believe that the Company meets these three criteria and is well placed to generate attractive returns for investors. In addition, we believe the Company is well-placed to benefit from our sub-advisor’s approach to underwriting credit that can source and underwrite credit opportunities that are typically not favored by retail investment vehicles.

Portfolio and Investment Activity

Portfolio Investment Activity for the three months ended March 31, 2017 and 2016

The following table summarizes our investment activity as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016:

	Investment Portfolio
	March 31, 2017	December 31, 2016
Total fair value	$78,949,591	$56,192,783
No. portfolio companies	56	55
No. debt investments	61	58
No. equity investments	1	1
Weighted average annual yield of debt investments (1)	8.4%	8.3%

(1)	The weighted average annual yield for our debt investments is computed as (i) the sum of (a) the annual interest rate of each accruing debt investment multiplied by its par amount as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of accruing each debt investment, if any; divided by (ii) the total amortized cost of all accruing debt investments included in the calculated group as of the end of the applicable reporting period. The yield on the Company’s investments does not represent the return to the Company’s shareholders.

Activity for three months ended March 31,	2017	2016
Purchases of investments:
Senior secured loans – first lien	$27,513,076	$2,032,234
Senior secured loans – second lien	6,029,194	1,548,301
Subordinated debt	7,404,680	264,975

Total	$40,946,950	$3,845,510

Sales, principal payments and other exits:
Senior secured loans – first lien	$15,390,108	$—
Senior secured loans – second lien	2,035,800	—
Subordinated debt	1,112,344	—

Total	$18,538,252	$—

Portfolio Company Additions	8	21
Portfolio Company Exits	(7)	—
Debt Investment Additions	13	23
Debt Investment Exits	(10)	—

The changes in the fair value of our investment portfolio are directly related to (i) the changes in their cost basis as a result of incremental purchases and (ii) the changes in fair value for assets held at the beginning and end of the period. The net change in unrealized appreciation for the three months ended March 31, 2017 was $23,725. See “Results of Operations – Net Change in Unrealized Appreciation or Depreciation” below for further details relating to the changes.

	March 31, 2017		December 31, 2016
Asset Category	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior debt
Senior secured loans - first lien	$51,560,103	$51,963,827	$39,078,146	$39,685,517
Senior secured loans - second lien	14,415,945	14,659,806	10,433,488	10,571,654

Total senior debt	65,976,048	66,623,633	49,511,634	50,257,171
Subordinated debt	12,151,577	12,270,870	5,881,541	5,878,064
Equity	62,424	55,088	62,424	57,548

Total	$78,190,049	$78,949,591	$55,455,599	$56,192,783

The weighted average yield on debt investments at amortized cost and fair value held in our investment portfolio as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017	December 31, 2016
Asset Category	Investment Portfolio at Amortized Cost (2)	Investment Portfolio at Amortized Cost (2)
Senior debt (1)
Senior secured loans - first lien	8.6%	8.4%
Senior secured loans - second lien	9.5%	9.1%
Subordinated debt(1)	6.4%	6.4%

(1)	The weighted average yield on debt investments is based on amortized cost as of the end of the applicable period. The weighted average yield for our debt investments is computed as, (i) the sum of (a) the annual interest rate of each accruing debt investment multiplied by its par amount as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing debt investment, if any; divided by (ii) the total amortized cost of all accruing debt investments included in the calculated group as of the end of the applicable reporting period.
(2)	The yield on the Company’s investments does not represent the return to the Company’s shareholders.

The following table presents a summary of interest rate and maturity statistics for the debt investments, based on par value, in our investment portfolio as of March 31, 2017 and December 31, 2016:

Floating interest rate debt investments:	March 31, 2017	December 31, 2016
Percent of debt portfolio	83.9%	89.8%
Percent of floating rate debt investments with interest rate floors	100.0%	100.0%
Weighted average interest rate floor	1.0%	1.0%
Weighted average coupon spread to base rate	544 bps	572 bps
Weighted average years to maturity	4.8	5.2

Fixed interest rate debt investments:
Percent of debt portfolio	16.1%	10.2%
Weighted average coupon rate	7.89%	7.43%
Weighted average years to maturity	5.6	5.3

All of our floating interest rate debt investments have base rate reset frequencies of less than twelve months with the majority resetting at least quarterly. The three-month LIBOR, the most prevalent index employed among our floating interest rate debt investments, ranged between 1.00% and 1.16%, and 0.61% and 0.64% during the three months ended March 31, 2017 and 2016, respectively, and was 1.15% and 1.00% on March 31, 2017 and December 31, 2016, respectively. Base rate resets for floating interest rate investments will only result in interest income increases when the reset base interest rate exceeds the associated interest rate floor.

Our weighted forward looking annual yield on debt investments was 8.4% and 8.3% as of March 31, 2017 and December 31, 2016, respectively. Total investment return -net price and total investment return-net asset value were 1.17% and 1.47%, respectively, for the three months ended through March 31, 2017. See Note 10. “Financial Highlights” in our unaudited condensed financial statements.

The following table shows the credit ratings of the investments in our investment portfolio, based upon the rating scale of Standard & Poor’s Ratings Services, as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
Standard & Poor’s rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
BB+	$1,395,308	1.8%	$—	—%
BB	—	—	1,399,495	2.5
BB-	1,278,977	1.6	993,992	1.8
B+	14,459,389	18.3	11,455,615	20.4
B	24,808,467	31.4	18,309,957	32.5
B-	14,043,946	17.8	10,978,083	19.5
CCC+	17,464,108	22.1	8,887,616	15.8
CCC	1,311,777	1.7	2,445,781	4.4
CCC-	4,132,531	5.2	1,664,696	3.0
Not Rated	55,088	0.1	57,548	0.1

Total	$78,949,591	100.0%	$56,192,783	100.0%

The following table presents a summary of our investment portfolio arranged by industry classifications of the portfolio companies as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Capital Goods	$18,221,603	23.1%	$12,571,442	22.5%
Retailing	12,660,689	16.0	7,443,502	13.2
Software & Services	10,806,803	13.7	7,657,545	13.6
Health Care Equipment & Services	9,466,901	12.0	5,777,348	10.3
Materials	8,829,140	11.2	2,292,220	4.1
Commercial & Professional Services	4,414,272	5.6	4,673,366	8.3
Consumer Services	3,377,374	4.3	3,387,303	6.0
Utilities	2,925,293	3.7	995,115	1.8
Technology Hardware & Equipment	2,185,617	2.8	2,264,964	4.0
Food, Beverage & Tobacco	1,613,175	2.0	1,561,466	2.8
Media	1,541,368	2.0	1,914,534	3.4
Food & Staples Retailing	1,128,525	1.4	2,263,161	4.0
Consumer Durables & Apparel	1,006,277	1.3	1,012,382	1.8
Transportation	509,427	0.6	526,795	0.9
Pharmaceuticals, Biotechnology & Life Sciences	263,127	0.3	262,572	0.5
Telecommunications Services	—	—	1,589,068	2.8

Total	$78,949,591	100.0%	$56,192,783	100.0%

All portfolio companies held at March 31, 2017 and December 31, 2016 were denominated in U.S. dollars.

Capital Resources and Liquidity

Sources and Uses of Capital

Our capital resources and liquidity are primarily derived from (i) equity capital proceeds from our Offering, (ii) cash flows from operations, including sales and repayments, (iii) our distribution reinvestment plan, and (iv) Expense Support Payments received from our Advisors. Our primary uses of funds include (i) investments in debt of portfolio companies, (ii) distributions to our shareholders, (iii) advisory fees and (iv) operating expenses. We expect to use proceeds from the turnover of our investment portfolio and equity capital proceeds from our Offering to finance our investment activities.

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

Liquidity

During the three months ended March 31, 2017, proceeds from sales of investments and principal payments totaled $18.5 million. In addition, distributions reinvested in the Company as a percentage of total distributions and distributions reinvested for the three months ended March 31, 2017 was 60% and $0.61 million. As of March 31, 2017, we had approximately $14.1 million of cash.

In addition to liquidity derived from cash flows from operations, including investment sales and repayments, our distribution reinvestment plan and Expense Support Payments received from our Advisors, we continue to raise capital through our Offering. As of March 31, 2017, we had approximately 267 million additional shares of common stock available for sale through the Offering. In the event we are able to sell these remaining shares, the proceeds from any sales will provide us additional liquidity. During the period from April 1, 2017 through May 11, 2017, the Company received additional net proceeds of approximately $9.0 million from its Offering, including amounts through its distribution reinvestment plan.

On March 16, 2017, the board of trustees approved an amended and restated Managing Dealer Agreement between the Company and the Managing Dealer and approved an amended and restated Distribution and Shareholder Servicing Plan for the Company (the “Plan”). The new Managing Dealer Agreement and the Plan became effective on April 28, 2017, when the post-effective amendment to our registration statement on Form N-2 (File No. 333-199018) describing the new Managing Dealer Agreement and the Plan was declared effective by the SEC. The new Managing Dealer Agreement and the Plan lowers the ongoing distribution and shareholder servicing fee paid to the Managing Dealer from an annualized rate of 1.25% to an annualized rate of 1.00% of the Company’s net asset value per share. In addition, under the new Managing Dealer Agreement, the Company will cease paying the ongoing distribution and shareholder servicing fee when the total underwriting compensation paid from the upfront selling commissions, upfront dealer manager fees, and ongoing distribution and shareholder servicing fees attributable to our shares equals 8.5% of the aggregate gross offering proceeds from shares sold in the offering, excluding shares issued through the distribution reinvestment plan. The new Managing Dealer Agreement also removes the contingent deferred sales charge and no longer applies upon redemption of Company shares.

Commitments and Contingencies

See Note 9 “Commitments and Contingencies” in our unaudited condensed financial statements for information on our commitments and contingencies as of March 31, 2017.

Distributions to Shareholders

We pay monthly distributions to our shareholders in the form of cash. Shareholders may elect to reinvest their distributions as additional shares of our common stock under our distribution reinvestment plan. Dividends are taxable to our shareholders even if they are reinvested in additional shares of our common stock. The following table reflects the cash distributions per share and the total amount of distributions that we have declared on our common stock during the three months ended March 31, 2017 and 2016:

	Three Months Ended
	Per Share	Amount
March 31, 2017 (13 record dates)	$0.146250	$1,020,988
March 31, 2016 (5 record dates)	$0.054520	$30,301

Approximately 60% of the distributions declared during the three months ended March 31, 2017 were reinvested in shares of our common stock by participants in our dividend reinvestment plan and the reinvested distributions represent an additional source of capital to us. See Note 6 “Distributions” in our unaudited condensed financial statements for additional disclosures on distributions.

We had sufficient income to support 100% of our declared distributions during the year ended December 31, 2016. We do not expect to use equity capital to pay distributions to shareholders in the future nor do we expect any portion of our distributions paid in 2017 to be treated as a return of capital for tax purposes. We routinely disclose the sources of funds used to pay distributions to our shareholders in periodic reports that accompany (i) quarterly account statements and (ii) monthly distribution checks that are prepared and sent directly by our transfer agent to our shareholders. See Note 6 “Distributions” in our unaudited condensed financial statements for a discussion of the sources of funds used to pay distributions on a GAAP basis for the periods presented.

Expense Waiver and Reimbursement Arrangements with Our Advisors

The Advisors have incurred on our behalf organization and offering expenses totaling approximately $4.5 million as of March 31, 2017. Under the terms of the investment advisory and sub-advisory agreements between us and CNL and KKR, respectively, upon satisfaction of the minimum offering requirement, CNL and KKR are entitled to receive up to 1.50% of gross proceeds raised in our continuous public offering until all organization and offering costs funded by CNL and KKR or its affiliates have been recovered. The offering expenses consist of costs incurred by CNL and KKR and their affiliates on the Company’s behalf for legal, accounting, printing and other offering expenses, including costs associated with technology integration between the Company’s systems and those of our participating broker-dealers, permissible due diligence reimbursements, marketing expenses, salaries and direct expenses of CNL’s and KKR’s employees, employees of their affiliates and others while engaged in registering and marketing the shares, which will include development of marketing materials and marketing presentations and training and educational meetings and generally coordinating the marketing process for the Company. Any such reimbursements will not exceed actual expenses incurred by CNL and KKR and their affiliates. CNL and KKR are responsible for the payment of our organization and offering expenses to the extent that these expenses exceed 1.5% of the gross proceeds from the Offering, without recourse against or reimbursement by us.

The Advisors each provided written notice to us of their agreement to waive all reimbursement of organizational and offering expenses to which they are entitled to from March 1, 2016 (the date the Company satisfied the “minimum offering requirement”) through April 30, 2017. The waiver of the reimbursement requirements did not reduce the amount of organization and offering expenses incurred by the Advisors that is eligible for reimbursement in future periods. The Advisor’s waiver of organization and offering expense reimbursement will temporarily reduce our operating expenses. We expect to implement the reimbursement of organization and offering expenses in 2017 after the expiration of the waiver period.

The Company has entered into an Expense Support and Conditional Reimbursement Agreement, as amended (the “Expense Support Agreement”) with CNL and KKR (the “Advisors”) pursuant to which the Advisors jointly and severally agree to pay to the Company some or all operating expenses (an “Expense Support Payment”) for each month during the Expense Support Payment Period (as defined below) in which the Company’s board of trustees declares a distribution to its shareholders. The “Expense Support Payment Period” began on March 1, 2016, the date the Company’s minimum offering requirement was satisfied and ends on June 30, 2017. The Advisors are entitled to be reimbursed promptly by the Company (a “Reimbursement Payment”) for Expense Support Payments made with respect to any class of common stock, subject to the limitation that no Reimbursement Payment may be made by the Company to the extent that it would cause the Company’s Other Operating Expenses (as defined in the Expense Support Agreement) for such class of common stock to exceed the lesser of (A) 1.75% of average net assets attributable to shares of such class of common stock for the most recently completed fiscal year after taking such payment into account and (B) the percentage of our average net assets attributable to shares of such class of common stock represented by Other Operating Expenses on an annualized basis (as defined in the Expense Support Agreement) during the fiscal year in which such Expense Support Payment from the Advisors was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an Expense Support Payment from the Advisors made during the same fiscal year). Notwithstanding anything to the contrary in the Expense Support Agreement, no Reimbursement Payment shall be made with respect to any class of common stock if the effective rate of distributions per share on such class of common stock declared by the Company at the time of such Reimbursement Payment is less than the effective rate of distributions per share on such class of common stock at the time the Expense Support Payment was made to which such Reimbursement Payment relates. For this purpose, “effective rate of distributions per share” means actual declared distribution rate per share exclusive of return of capital, if any. The eligibility for reimbursement by the Company of Expense Support Payments will terminate three years from the date on which such Expense Support Payment was paid or waived. As of March 31, 2017, the amount of Expense Support Payments provided by the Advisors since inception is $2,853,765.

Results of Operations

As of March 31, 2017, the fair value of our investment portfolio totaled $78.9 million. Our investments at March 31, 2017 consisted solely of debt investments. See the section entitled “Portfolio and Investment Activity” above for a discussion of the general terms and characteristics of our investments, and for information regarding investment activities during the three months ended March 31, 2017 and 2016.

The following is a summary of our operating results for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Total investment income	$1,233,086	$1,493
Net operating expense (1)	612,916	11,114

Net investment income (loss)	620,170	(9,621)

Net realized gains	163,374	—
Net change in unrealized appreciation	23,725	29,067

Net increase in net assets resulting from operations	$807,269	$19,446

(1)	Net of expense support of $657,974 and $204,420 for the three months ended March 31, 2017 and 2016, respectively.

Investment income

Investment income consisted of the following for the three months ended March 31, 2017 and 2016:

	2017	2016
Interest income	$1,210,713	$1,493
Fee income	22,373	—

Total investment income	$1,233,086	$1,493

As of March 31, 2017, our weighted average annual yield on our accruing debt investments was 8.4% based on amortized cost, as defined above in “Portfolio and Investment Activity.” The weighted average annual yield on debt investments is higher than what investors in our Company will realize because it does not reflect expenses of the Company or any sales load. As of March 31, 2017, approximately 83.9% of our debt investments had floating rate interest; therefore, changes in interest rates could have a material impact on our interest income in the future. Our fee income consists of transaction-based fees and is non-recurring. See Note 7. “Fee Income” in our unaudited condensed financial statements for additional information on fee income. See Item 3. “Quantitative and Qualitative Disclosures about Market Risk” for further information on the impact interest rate changes could have on our results of operations.

We commenced investment operations on March 1, 2016. Interest income for the three months ended March 31, 2017 and March 31, 2016 was $1,210,713 and $1,493, respectively. We believe that our interest income is not representative of either our stabilized performance or our future performance. We expect an increase in interest income in future periods due to an increasing base of investments that we expect to result from the expected increase in capital available for investment as related to our Offering.

Operating expenses

Our operating expenses for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016
Investment advisory fees	$370,099	$7,493
Professional services	236,392	132,534
Distribution and shareholder servicing fees	199,686	5,301
Administrative services	185,889	28,206
Other	80,744	3,524
Custodian and accounting fees	69,986	16,148
Trustee fees and expenses	50,958	16,515
Insurance	39,317	—
Performance-based incentive fees	37,819	5,813

Total operating expenses	$1,270,890	$215,534

Total operating expenses were $1,270,890 and $215,534 for the three months ended March 31, 2017 and 2016, respectively. Operating expenses were offset partially by the Advisors’ Expense Support Payments. We consider the following expense categories to be relatively fixed in the near term: administrative services, trustee fees and expenses and custodian and accounting fees. Variable operating expenses include professional services, investment advisory fees, performance–based incentive fees, distribution and shareholder servicing fees, and a component of other operating expenses related to transfer agency services and shareholder services. We expect these variable operating expenses to increase either in connection with the growth in the asset base (investment advisory fees, performance-based incentive fees, and interest expense), the number of shareholders and open accounts (transfer agency services and shareholder services, distribution and shareholder servicing fees) and the complexity of our investment processes and capital structure (professional services).

Investment advisory fees and performance-based incentive fee

Our investment advisory fees are calculated at an annual rate of 2% of our average gross assets.

Our Advisors are also eligible to receive incentive fees based on our performance. Our performance-based incentive fees, which are comprised of two parts, consisted of the following for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Subordinated incentive fee on income	$—	$—
Incentive fee on capital gains	37,819	5,813

Total performance-based incentive fees	$37,819	$5,813

A subordinated incentive fee on income is payable to our Advisors each calendar quarter if our pre-incentive fee net investment fee income (as defined in the Investment Advisory Agreement and approved by our board of trustees) exceeds the 1.75% quarterly preference return to our shareholders (the ratio of pre-incentive fee net investment income divided by average adjusted capital). We did not incur any subordinated incentive fee on income during the three months ended March 31, 2017.

The annual incentive fees on capital gains recorded for GAAP purposes is equal to (i) 20% of our realized and unrealized capital gains on a cumulative basis since inception, net of all realized capital losses and unrealized depreciation on a cumulative basis from inception, less (ii) the aggregate amount of any previously paid incentive fees on capital gains. For financial reporting purposes, in accordance with GAAP, we include unrealized appreciation on our investment portfolio in the calculation of incentive fees on capital gains; however, such amounts are not payable by us unless and until the net unrealized appreciation is actually realized. A significant portion of incentive fees on capital gains is accrued with respect to net unrealized appreciation in our investment portfolio, although no such incentive fee is actually payable by us with respect to such net unrealized appreciation unless and until the net unrealized appreciation is actually realized in a cumulative amount that exceeds any unrealized depreciation in our portfolio. The actual amount of incentive fees on capital gains that are due and payable to the Advisors is determined at the end of the calendar year. As of March 31, 2017, the cumulative realized gains were $0.26 million and the unrealized depreciation on our investment portfolio was $0.40 million, therefore the Advisors have not received, nor earned, any payment of incentive fees on capital gains since inception of the Company.

See “—Contractual Obligations —Investment Advisory Agreements,” below for further details about the performance-based incentive fees.

Net realized gains

For the three months ended March 31, 2017 and 2016, the Company had proceeds from sales of investments of $14,735,508 and $0 and recognized $163,353 and $0 in realized gains from the sale of investments, respectively.

Net change in unrealized appreciation or depreciation

For the three months ended March 31, 2017 and 2016, net unrealized appreciation consisted of the following:

	Three Months Ended March 31,
	2017	2016
Investments	$22,358	$29,067
Foreign currency translation	1,367	—

Total net unrealized appreciation	$23,725	$29,067

Net change in unrealized appreciation or depreciation

For the three months ended March 31, 2017 and 2016, net unrealized appreciation and depreciation on investments consisted of the following:

	Three Months Ended March 31,
	2017	2016
Net change in unrealized appreciation (depreciation) on investments:
Unrealized appreciation	$193,868	$43,550
Unrealized depreciation	(171,510)	(14,483)

Total net unrealized appreciation (depreciation)	$22,358	$29,067

We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our investments, other than those described above, the risk factors, if any, identified in Part II, Item 1A of this report, and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections of our Annual Report on Form 10-K for the period ended December 31, 2016.

Adjusted net investment income

Our net investment income (loss) totaled $620,170 (or $0.09 per share) and $(9,621) (($0.02) per share) for the three months ended March 31, 2017 and 2016, respectively. As described above in “- Investment advisory fees and performance-based incentive fees,” we accrue estimated performance-based incentive fees with respect to any net realized and unrealized appreciation in our investment portfolio. The performance-based incentive fees are treated as an operating expense and therefore are a deduction in calculating our net investment income on a GAAP basis. However, our net realized and unrealized appreciation on our investment portfolio that partly determine these fees are not included in net investment income. Therefore, in order to evaluate our net investment income without regard to realized and unrealized appreciation in our investment portfolio, including the impact of related accrued performance-based fees, we have developed a supplemental, non-GAAP measure, which we refer to as “adjusted net investment income,” which presents net investment income before the effects of unearned performance-based incentive fees. Adjusted net investment income is also impacted by the Expense Support Payments and reimbursements.

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

The following table presents a reconciliation of our net investment income to adjusted net investment income for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
Net investment income (loss) (GAAP)	$620,170	$(9,621)
Deduct: Expense Support	(657,974)	(204,420)
Add: Estimated unearned performance-based incentive fees	37,819	5,813

Adjusted net investment income (loss) (non-GAAP)	$15	$(208,228)

Net investment income (loss) per share (GAAP)	$0.11	$(0.02)

Adjusted net investment income (loss) per share (non-GAAP)	$0.00	$(0.37)

Net Assets, Net Asset Value per Share and Annual Investment Return and Total Return Since Inception

Net assets increased $24.95 million and $4.87 million during the three months ended March 31, 2017 and 2016, respectively. The most significant increase in net assets during the three months ended March 31, 2017 was attributable to capital transactions including the issuance of shares of common stock of $24.55 million. Our operations resulted in net assets increasing $807 thousand and $19 thousand during the three months ended March 31, 2017 and 2016, respectively. Our overall increase in net assets was partially offset by distributions to shareholders in the amount of $1.0 million and $30 thousand during the three months ended March 31, 2017 and 2016, respectively.

Our net asset value per share was $9.25 and $8.98 on March 31, 2017 and 2016, respectively. After considering (i) the overall changes in net asset value per share, (ii) distributions paid of approximately $0.15 and $0.05 per share during the three months ended March 31, 2017 and 2016, respectively, and (iii) the assumed reinvestment of those distributions at 95.25% of the prevailing offering price per share, the total investment return was 1.47% and 0.38% (not annualized) for shareholders who held our shares over the entire three months ended March 31, 2017 and 2016, respectively.

Initial shareholders who subscribed to the Initial Offering in March 2016 with an initial investment of $10,000 and an initial purchase price equal to $9.45 per share (public offering price including all sales loads) have seen the value of their investment grow by 4.8% (see charts below). Initial shareholders who subscribed to the Initial Offering in March 2016 with an initial investment of $10,000 and an initial purchase price equal to $9.00 per share (the initial public offering price excluding all sales loads) have registered a total investment return of 11.52% (see charts below). The S&P/LSTA Leveraged Loan Index, a primary measure of senior debt covering the U.S. leveraged loan market, which currently consists of approximately 1,100 credit facilities throughout numerous industries, and the Merrill Lynch US High Yield Master II Index, a primary measure of subordinated debt consisting of approximately 2,000 high yield corporate bonds, registered cumulative total returns of approximately 12.7% and 21.0%, respectively, in the period from March 1, 2016 to March 31, 2017.

Growth of $10,000 Initial Investment(1)
$12,500
$12,000
$11,500
$11,000
$10,500
$10,000
$9,500
$9,000
Mar-2016
Mar-2016
Apr-2016
May-2016
Jun-2016
Jul-2016
Aug-2016
Sep-2016
Oct-2016
Nov-2016
Dec-2016
Jan-2017
Feb-2017
Mar-2017
$12,103
$11,266
$11,152
$10,480
CCT(excluding sales load and shareholder servicing fee) (2)
CCT (including sales load and shareholder servicing fee) (3)
S&P/LSTA Leverage Loan Index
Merrill Lynch High Yield Master II Index

(1)	Cumulative performance: March 1, 2016 to March 31, 2017

(2)	Excludes upfront sales load and distribution and shareholder serving fee.

(3)	Includes upfront sales load and distribution and shareholder servicing fee but excludes contingent deferred sales charges. See Note 11. “Subsequent Events” in Item 1. “Financial Statements” which discloses that the Company entered into an amended and restated Managing Dealer Agreement and Distribution and Shareholders Servicing Plan, which will remove contingent deferred sales charges.

The calculations for the Growth of $10,000 Initial Investment in the shares of our common stock are based upon (i) an initial investment of $10,000 in our common stock at the beginning of the period at a share price of $9.45 per share (including sales load) and $9.00 per share (excluding sales load), (ii) assumed reinvestment of monthly distributions in accordance with our distribution reinvestment plan, (iii) the sale of the entire investment position at the net asset value per share on the last day of the period; and (iv) distributions payable, if any, on the last day of the period.

	Since Inception (March 1, 2016)	Trailing 12 Months
Public Offering Price/Share	$9.45	$9.50
Net Offering Price/Share	$9.00	$9.05
Distributions/Share	$0.63	$0.58
Terminal Value/Share (NAV)	$9.25	$9.25

In the chart above, we also present the average annual returns for the trailing 12 months, assuming (i) the purchase of shares of common stock at the public offering price and net offering price (95.25% of public offering price) at the beginning of the period, (ii) reinvestment of distributions in the common stock, (iii) a terminal value at March 31, 2017 equal to net asset value of $9.25 per share and (iv) distributions payable to shareholders as of March 31, 2017.

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

The table below presents information on investments classified as Level 3 as of March 31, 2017:

As of	March 31, 2017	December 31, 2016
Fair value of investments classified as Level 3	$1,316,092	$673,164
Total fair value of investments	$78,949,591	$56,192,783
% of fair value classified as Level 3	1.7%	1.2%
Number of positions classified as Level 3	3	2
Total number of positions	62	59
% of positions classified as Level 3	0.5%	3.4%
Fair value of individual positions classified as Level 3:
Highest fair value	$646,930	$615,616
Lowest fair value	$55,088	$57,548
Average fair value	$438,697	$336,582

The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of March 31, 2017 are described in Note 5. “Fair Value of Financial Instruments” in our financial statements, as well as the directional impact to the valuation from an increase in various unobservable inputs.

Organization and Offering Expenses

When recorded by the Company, organization expenses and other operating expenses relating to the formation of the Company will be expensed on our statement of operations. Offering expenses will be capitalized on our statements of assets and liabilities as deferred offering expenses and expensed to our statement of operations over a 12-month period, noting, however, the deferral period will not exceed 12 months from the date the Advisors incurred the offering expenses.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2017.

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

As of March 31, 2017, we had accrued an incentive fee on capital gains of $204,887. See Note 5 “Related Party Transactions” in our financial statements for expanded discussion of the Investment Advisory Agreement and Sub-Advisory Agreement.

The terms of the Investment Advisory Agreement entitle CNL (and indirectly KKR) to receive up to 1.5% of gross proceeds in connection with the Offering as reimbursement for organization and offering expenses incurred by the Advisors on our behalf. The Advisors waived the reimbursement of organization and offering expenses in connection with the Company’s gross capital raised before April 30, 2017. After the O&O Reimbursement Waiver period ends, subsequent gross capital raised by the Company will be subject to the maximum organization and offering cost reimbursement of 1.5%. The O&O Reimbursement Waiver does not reduce the amount of organization and offering expenses incurred by the Advisors that are eligible for reimbursement in future periods.

Unfunded Commitments

Unfunded commitments to provide funds to portfolio companies are not recorded on our statements of assets and liabilities. Because these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of March 31, 2017, our unfunded investment commitments totaled $0.03 million. We estimate that we have sufficient liquidity to fund such unfunded loan commitments should the need arise.

Related Party Transactions

We have entered into agreements with our Advisors and certain of their affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisors and their affiliates for investment and advisory services, selling commissions, ongoing distribution and shareholder servicing fees and marketing fees in connection with our Offering, and reimbursement of offering and administrative and operating fees and costs. See Note 5 “Related Party Transactions” in our unaudited condensed financial statements and Part III—Item 13. “Certain Relationships and Related Transactions, and Trustee Independence” in our Form 10-K for the period ended December 31, 2016 for a discussion of the various related party transactions, agreements and fees.

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

As of March 31, 2017, approximately 83.9% of our portfolio of debt investments, or approximately $67.1 million measured at par value, featured floating or variable interest rates. The variable interest rate debt investments usually provide for interest payments based on three-month LIBOR (the base rate) and typically have durations of three months after which the base rates are reset to then prevailing three-month LIBOR. As of March 31, 2017, 100% of our portfolio of variable interest rate debt investments, or approximately $67.1 million measured at par value, featured minimum base rates, or base rate floors, and the weighted average base rate floor for such investments was 1.0%. Variable interest rate investments that feature a base rate floor generally reset to the then prevailing three-month LIBOR only if the reset base rate exceeds the base rate floor on the applicable interest rate reset date, in which cases we may benefit through an increase in interest income from such interest rate adjustments.

Approximately 16.1% of our debt investment portfolio was invested in fixed interest rate, high yield corporate debt investments as of March 31, 2017. Rising market interest rates will most likely lead to fair value declines for high yield corporate bonds and a decline in the net asset value of our common stock, while declining market interest rates will most likely lead to an increase in bond values.

As of March 31, 2017, 98% of our debt investments had prices that are generally available from third party pricing services. We consider these debt investments to be liquid since these types of assets are generally broadly syndicated and owned by a wide group of institutional investors, business development companies, mutual funds and other investment funds. Additionally, this group of assets is susceptible to revaluation, or changes in bid-ask values, in response to sudden changes in expected rates of return associated with these investments.

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

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings – None

Item 1A.	Risk Factors – There have been no material changes to the risk factors previously disclosed in response to Item 1A. to Part I. of our Annual Report on Form 10-K for the fiscal period ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – None.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Mine Safety Disclosures – Not applicable

Item 5.	Other Information – None

Item 6.	Exhibits – The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of May 2017.

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