Form 10-Q
period 2017-06-30
Corporate Capital Trust II
filed 2017-08-11
CIK 1617896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of common stock of the registrant outstanding as of August 11, 2017 was 10,984,462.

CORPORATE CAPITAL TRUST II

Item 1. Financial Statements

Corporate Capital Trust II

Condensed Statements of Assets and Liabilities

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Investment at fair value:
Non-controlled, non-affiliated investments (amortized cost of $97,891,914 and $55,455,599, respectively)	$98,451,697	$56,192,783
Cash	1,131,852	3,843,177
Cash denominated in foreign currency (cost $97,791 and $—, respectively)	98,629	—
Interest receivable	878,100	332,207
Receivable for investments sold	1,283,182	2,562,122
Principal receivable	87,868	25,163
Receivable from advisors	—	281,497
Prepaid expenses	138,345	55,346

Total assets	102,069,673	63,292,295

Liabilities
Payable for investment purchased	6,291,352	7,248,119
Accrued performance-based incentive fees	193,713	167,068
Distributions payable	—	251,754
Accrued trustees’ fees	3,435	1,632
Accrued distribution and shareholder servicing fees	74,983	54,567
Accrued professional services	249,729	186,238
Payable to advisors	40,621	—
Other accrued expenses and liabilities	646,883	365,626

Total liabilities	7,500,716	8,275,004

Commitments and contingencies (Note 9)
Net Assets	$94,568,957	$55,017,291

Components of Net Assets
Preferred stock, $0.001 par value per share, 100,000,000 shares authorized and unissued at June 30, 2017 and December 31, 2016	$—	$—
Common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 10,262,635 and 5,944,203 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	10,263	5,944
Paid-in capital in excess of par value	94,530,367	54,258,832
Undistributed (distributions in excess of) net investment income	(496,744)	55,521
Accumulated net realized losses	(35,568)	(35,568)
Accumulated net unrealized appreciation on investments and foreign currency translation	560,639	732,562

Net assets	$94,568,957	$55,017,291

Net asset value per share	$9.21	$9.26

See notes to condensed financial statements.

Corporate Capital Trust II

Condensed Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Investment income
Interest income	$1,766,819	$109,878	$2,977,532	$111,371
Fee income	23,768	1,147	46,141	1,147

Total investment income	1,790,587	111,025	3,023,673	112,518

Operating expenses
Investment advisory fees	521,391	52,990	891,490	60,483
Professional services	195,024	338,608	431,416	471,142
Administrative services	206,949	112,402	392,838	140,608
Custodian and accounting fees	83,653	48,443	153,639	64,591
Trustee fees and expenses	52,356	48,485	103,314	65,000
Organization expenses	87,839	—	87,839	—
Insurance	41,222	24,307	80,539	24,307
Performance-based incentive fees	(11,174)	8,367	26,645	14,180
Distribution and shareholder servicing fees	235,380	25,441	435,066	30,742
Other	44,040	14,350	124,784	17,874

Total operating expenses	1,456,680	673,393	2,727,570	888,927
Expense support	(602,424)	(639,585)	(1,260,398)	(844,005)

Net operating expenses	854,256	33,808	1,467,172	44,922

Net investment income	936,331	77,217	1,556,501	67,596

Net realized and unrealized gains (losses)
Net realized gains on:
Non-controlled, non-affiliated investments	140,716	368	304,069	368
Foreign currency transactions	2,768	—	2,789	—

Net realized gains	143,484	368	306,858	368

Net change in unrealized appreciation on:
Non-controlled, non-affiliated investments	(199,759)	40,719	(177,401)	69,786
Foreign currency translation	4,111	—	5,478	—

Net change in unrealized appreciation	(195,648)	40,719	(171,923)	69,786

Net realized and unrealized gains (losses)	(52,164)	41,087	134,935	70,154

Net increase in net assets resulting from operations	$884,167	$118,304	$1,691,436	$137,750

Net investment income per share	$0.10	$0.09	$0.19	$0.08

Diluted and basic earnings per share	$0.09	$0.13	$0.20	$0.17

Weighted average number of shares of common stock outstanding (basic and diluted)	9,573,327	894,883	8,320,520	808,786

Distributions declared per share	$0.14	$0.14	$0.29	$0.20

See notes to condensed financial statements.

Corporate Capital Trust II

Condensed Statements of Changes in Net Assets (unaudited)

	Six Months Ended June 30,
	2017	2016
Operations
Net investment income	$1,556,501	$67,596
Net realized gains on investments and foreign currency transactions	306,858	368
Net change in unrealized appreciation on investments and foreign currency translation	(171,923)	69,786

Net increase in net assets resulting from operations	1,691,436	137,750

Distributions to shareholders from
Net investment income	(1,556,501)	(67,596)
Net realized gains	(306,858)	(368)
Distributions in excess of net investment income (Note 6)	(552,265)	(87,359)

Net decrease in net assets resulting from shareholders’ distributions	(2,415,624)	(155,323)

Capital share transactions
Issuance of shares of common stock	38,977,178	15,495,678
Reinvestment of shareholders’ distributions	1,298,676	22,046

Net increase in net assets resulting from capital share transactions	40,275,854	15,517,724

Total increase in net assets	39,551,666	15,500,151
Net assets at beginning of period	55,017,291	202,000

Net assets at end of period	$94,568,957	$15,702,151

Capital share activity
Shares issued from subscriptions	4,179,149	1,710,974
Shares issued from reinvestment of distributions	139,283	2,424

Net increase in shares outstanding	4,318,432	1,713,398

Distributions in excess of net investment income at end of period	$(496,744)	$(87,359)

See notes to condensed financial statements.

Corporate Capital Trust II

Condensed Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2017	2016
Operating Activities:
Net increase in net assets resulting from operations	$1,691,436	$137,750
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(81,688,687)	(9,310,439)
(Decrease) increase in payable for investments purchased	(956,767)	3,873,925
Proceeds from sales of investments	29,962,295	21,368
Proceeds from principal payments	10,037,771	27,215
Net realized gain on investments	(304,069)	(368)
Net change in unrealized appreciation on investments	177,401	(69,786)
Net change in unrealized appreciation on foreign currency translation	(5,478)	—
Amortization of premium/discount – net	(443,625)	(15,072)
Decrease in receivable for investments sold	1,283,580	—
Increase in principal receivable	(62,705)	(8,991)
Decrease (increase) in receivable from advisors	281,497	(397,765)
Increase in interest receivable	(545,893)	(45,484)
Increase in prepaid expenses	(82,999)	(135,768)
Increase in accrued investment advisory fees	40,621	—
Increase in accrued professional services	63,491	413,821
Increase in accrued performance-based incentive fees	26,645	14,180
Increase in accrued distribution and shareholder servicing fees	20,416	12,271
Increase in accrued trustees’ fees	1,803	4,879
Increase in other accrued expenses and liabilities	281,257	162,508

Net cash used in operating activities	(40,222,010)	(5,315,756)

Financing Activities:
Proceeds from issuance of shares of common stock	38,977,178	15,495,678
Distributions paid	(1,368,702)	(133,277)

Net cash provided by financing activities	37,608,476	15,362,401

Effect of exchange rate changes on cash	838	—

Net (decrease) increase in cash	(2,612,696)	10,046,645
Cash, beginning of period	3,843,177	202,000

Cash, end of period	$1,230,481	$10,248,645

Supplemental disclosure of cash flow information and non-cash financing activities:
Distribution reinvested	$1,298,676	$22,046

Excise taxes paid	$6,107	$—

See notes to condensed financial statements.

Corporate Capital Trust II

Condensed Schedule of Investments (unaudited)

As of June 30, 2017

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)	Cost (d)	Fair Value
First Lien Senior Secured Loans—68.2%
ABB CONCISE Optical Group, LLC	(1)	Retailing	L + 500	1.00%	6/15/2023	$512,299	$510,818	$513,262
ABILITY Network, Inc.	(1)	Health Care Equipment & Services	L + 500	1.00%	5/14/2021	201,229	197,927	201,859
Accuride Corp	(1)	Capital Goods	L + 700	1.00%	11/17/2023	2,102,534	2,074,303	2,123,559
Acosta Holdco, Inc.	(e)(2)	Commercial & Professional Services	L + 325	1.00%	9/26/2021	921,250	864,260	830,046
BakerCorp International Inc	(1)	Capital Goods	L + 300	1.25%	2/7/2020	3,496,463	3,383,479	3,355,926
Bay Club, Co.	(2)	Consumer Services	L + 650	1.00%	8/31/2022	2,235,591	2,203,838	2,257,947
Belk, Inc.	(1)	Retailing	L + 475	1.00%	12/12/2022	4,973,223	4,413,889	4,247,132
Commercial Barge Line, Co.	(2)	Transportation	L + 875	1.00%	11/12/2020	542,020	516,504	472,463
CSM Bakery Products	(1)	Food, Beverage & Tobacco	L + 400	1.00%	7/3/2020	1,488,424	1,451,099	1,418,654
David’s Bridal, Inc.	(1)	Retailing	L + 400	1.25%	10/11/2019	398,233	374,819	303,322
Distribution International, Inc.	(1)	Retailing	L + 500	1.00%	12/15/2021	4,448,517	3,867,614	3,642,223
DJO Finance, LLC	(2)	Health Care Equipment & Services	L + 325	1.00%	6/8/2020	4,088,719	3,988,677	4,053,372
FleetPride Corp.	(e)(1)	Capital Goods	L + 400	1.25%	11/19/2019	3,982,759	3,762,447	3,911,069
Foresight Energy LLC	(f)(1)	Materials	L + 575	1.00%	3/17/2022	1,720,767	1,695,567	1,643,342
Global Eagle Entertainment Inc.	(f)(4)	Media	L + 600	1.00%	1/6/2023	298,822	290,359	266,251
Heartland Dental Care, Inc.	(2)	Pharmaceuticals, Biotechnology & Life Sciences	L + 450	1.00%	12/21/2018	260,500	258,727	261,347
Intelsat Jackson Holdings SA (LUX)	(e)(f)(g)(1)	Media	L + 275	1.00%	6/30/2019	814,510	806,360	808,784
JC Penney Corp., Inc.	(f)(1)	Retailing	L + 425	1.00%	6/23/2023	1,036,456	1,028,637	1,024,314
Jo-Ann Stores, Inc.	(1)	Retailing	L + 500	1.00%	10/20/2023	3,514,938	3,482,999	3,505,413
Koosharem, LLC	(e)(1)	Commercial & Professional Services	L + 650	1.00%	5/15/2020	2,507,677	2,269,033	2,354,082

See notes to condensed financial statements.

Corporate Capital Trust II

Condensed Schedule of Investments (unaudited) (continued)

As of June 30, 2017

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor		Maturity Date	No. Shares/ Principal Amount (c)	Cost (d)	Fair Value
MedAssets, Inc.	(2)	Health Care Equipment & Services	L + 450	1.00%		10/20/2022	$71,716	$72,203	$72,187
Netsmart Technologies, Inc.	(1)	Health Care Equipment & Services	L + 450	1.00%		4/19/2023	81,220	81,034	81,829
P2 Energy Solutions	(1)	Software & Services	L + 400	1.00%		10/30/2020	3,325,686	3,243,504	3,270,246
Paradigm Acquisition Corp.	(1)	Health Care Equipment & Services	L + 500	1.00%		6/2/2022	1,484,848	1,484,849	1,488,100
Polyconcept North America, Inc.	(2)	Consumer Durables & Apparel	L + 525	1.00%		8/10/2023	333,351	330,348	334,184
Quorum Health Corp.	(e)(2)	Health Care Equipment & Services	L + 675	1.00%		4/29/22	4,693,120	4,677,940	4,725,690
Riverbed Technology, Inc.	(2)	Technology Hardware & Equipment	L + 400	1.00%		4/25/2022	20,361	20,361	20,097
Savers, Inc.	(1)	Retailing	L + 375	1.25%		7/9/2019	828,722	752,248	785,214
Sequa Corp.	(e)(1)	Materials	L + 550	1.00%		11/28/2021	1,553,248	1,566,188	1,564,897
SI Organization, Inc.	(1)	Capital Goods	L + 475	1.00%		11/23/2019	600,411	600,446	605,163
SIRVA Worldwide, Inc.	(1)	Commercial & Professional Services	L + 650	1.00%		11/22/2022	2,137,807	2,087,841	2,148,496
Sutherland Global Services	(f)(1) (f)(1)	Software & Services	L + 537.5 L + 537.5	1.00 1.00	% %	4/23/2021 4/23/2021	3,061,388 712,622	2,972,223 691,866	2,915,972 678,772
Talbots, Inc.	(e)(2)	Retailing	L + 450	1.00%		3/19/2020	1,689,980	1,585,151	1,587,736
TruGreen, LP	(2)	Consumer Services	L + 550	1.00%		4/13/2023	1,577,258	1,591,960	1,593,031
Utility One Source LP	(1)	Capital Goods	L +550	1.00%		4/7/2023	3,321,890	3,302,181	3,384,176
Vertafore, Inc.	(1)	Software & Services	L + 325	1.00%		6/30/2023	139,883	139,231	140,014
Wheels Up Partners LLC	(h)(1)	Transportation	L + 710	1.00%		6/30/2024	1,378,125	1,364,344	1,364,344
WireCo WorldGroup, Inc.	(1)	Capital Goods	L + 550	1.00%		9/29/2023	560,653	559,770	565,736

Total First Lien Senior Secured Loans								$64,565,044	$64,520,251

See notes to condensed financial statements.

Corporate Capital Trust II

Condensed Schedule of Investments (unaudited) (continued)

As of June 30, 2017

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor		Maturity Date	No. Shares/ Principal Amount (c)	Cost (d)	Fair Value
Second Lien Senior Secured Loans—20.5%
Applied Systems, Inc.	(1)	Software & Services	L + 650	1.00%		1/24/2022	$1,941,913	$1,944,518	$1,965,779
BJ’s Wholesale Club, Inc.	(1)	Food & Staples Retailing	L + 750	1.00%		1/27/2025	949,470	940,315	922,619
CTI Foods Holding Co., LLC	(2)	Food, Beverage & Tobacco	L + 725	1.00%		6/28/2021	222,222	206,236	190,000
FleetPride Corp.	(1)	Capital Goods	L + 800	1.25%		5/19/2020	857,500	766,537	800,335
Formula One (LUX)	(f)(g)(4)	Media	L + 675	1.00%		7/29/2022	126,789	126,478	127,910
Genoa, a QoL Healthcare Co., LLC	(2)	Health Care Equipment & Services	L + 800	1.00%		10/28/2024	352,940	353,692	356,469
Grocery Outlet, Inc.	(1)	Food & Staples Retailing	L + 825	1.00%		10/21/2022	198,393	185,021	200,129
iParadigms Holdings, LLC	(1)	Software & Services	L + 725	1.00%		7/29/2022	189,244	184,619	183,567
Misys, Ltd. (GBR)	(f)(g)(1)	Software & Services	L + 725	1.00%		6/13/2025	1,570,170	1,554,498	1,603,395
NEP Group, Inc.	(1)(e)(1)	Media	L + 875 L + 700	1.25 1.00	% %	7/22/2020 1/23/2023	215,054 84,140	204,127 83,930	216,532 83,930
Neustar, Inc.	(e)(1)	Software & Services	L + 800	1.00%		2/28/2025	1,807,220	1,780,112	1,834,328
New Arclin US Holding Corp	(3)	Materials	L + 875	1.00%		2/9/2025	424,480	420,380	432,970
Polyconcept North America, Inc.	(h)(2)	Consumer Durables & Apparel	L + 1000	1.00%		12/31/2023	624,235	610,286	608,800
Press Ganey Holdings, Inc.	(2)	Health Care Equipment & Services	L + 725	1.00%		10/21/2024	2,024,940	2,052,207	2,075,563
Sequa Corp.	(e)(1)	Materials	L + 900	1.00%		4/28/2022	2,893,990	2,920,827	2,959,105
SI Organization, Inc.	(1)	Capital Goods	L + 875	1.00%		5/23/2020	460,504	454,736	464,821
SRS Distribution, Inc.	(1)	Capital Goods	L + 875	1.00%		2/24/2023	2,005,948	1,998,023	2,061,112
Sungard Public Sector LLC	(h)(1)	Software & Services	L + 850	1.00%		1/30/2025	654,480	648,186	654,707

See notes to condensed financial statements.

Corporate Capital Trust II

Condensed Schedule of Investments (unaudited) (continued)

As of June 30, 2017

Company (a)(b)	Footnotes	Industry	Interest Rate		Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)	Cost (d)	Fair Value
WireCo WorldGroup, Inc.	(1)	Capital Goods	L + 900		1.00%	9/30/2024	$1,632,350	$1,627,019	$1,648,673
Total Second Lien Senior Secured Loans								$19,061,747	$19,390,744

Total Senior Debt								$83,626,791	$83,910,995

Subordinated Debt—12.4%
Allegheny Technologies Inc.	(f)	Materials	7.88%			8/15/2023	$4,350,000	$4,342,432	$4,545,750
Intelsat Jackson Holdings SA (LUX)	(f)(g)	Media	7.30%			10/15/2020	1,334,000	1,268,330	1,260,630
Pactiv LLC		Materials	7.95 8.38	% %		12/15/2025 4/15/2027	849,000 2,481,000	941,907 2,780,164	950,880 2,846,947
Tenet Healthcare Corp.	(f)(f)(i)	Health Care Equipment & Services	6.80	%7.00%		6/15/2023 8/1/2025	1,513,000 31,000	1,498,140 30,690	1,513,000 30,884
Vertiv Group Corp.	(i)	Technology Hardware & Equipment	9.30%			10/15/2024	508,000	552,903	548,640

Total Subordinated Debt								$11,414,566	$11,696,731

Equity/Other—3.0%
Misys, Ltd., Perpetual Preferred Equity	(f)(h)(k)(1)	Software & Services	L + 1025		1.00%		2,841	$2,788,132	$2,788,132
Polyconcept North America LLC, Membership Units	(h)*	Consumer Durables & Apparel					624	62,425	$55,839

Total Equity/Other								$2,850,557	$2,843,971

TOTAL INVESTMENTS—104.1% (j)								$97,891,914	$98,451,697

OTHER ASSETS IN EXCESS OF LIABILITIES—(4.1%)									(3,882,740)

NET ASSETS—100.0%									$94,568,957

(a)	Security may be an obligation of one or more entities affiliated with the named company.
(b)	Non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940, as amended (“1940 Act”), unless otherwise indicated. Non-controlled/non-affiliated investments are investments that are neither controlled investments nor affiliated investments.
(c)	Denominated in U.S. dollars unless otherwise noted.
(d)	Represents amortized cost for debt securities and cost for common stocks translated to U.S. dollars.

See notes to condensed financial statements.

Corporate Capital Trust II

Condensed Schedule of Investments (unaudited) (continued)

As of June 30, 2017

(e)	Position or portion thereof unsettled as of June 30, 2017.
(f)	The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act. A business development company may not acquire any assets other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. 80.1% of the Company’s total assets represented qualifying assets as of June 30, 2017.
(g)	A portfolio company domiciled in a foreign country. The jurisdiction of the security issuers may be a different country than the domicile of the portfolio company.
(h)	Investments classified as Level 3 whereby fair value was determined by the Company’s board of trustees (see Note 2).
(i)	This security was acquired in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 144A thereunder. This security may be resold only in transactions that are exempt from the registration statements of the Securities Act.
(j)	As of June 30, 2017, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $1,368,273; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $808,490; the net unrealized appreciation was $559,783; the aggregate cost of securities for federal income tax purposes was $97,891,914.
(k)	The issuer of this security may elect at any time to capitalize distributions.
*	Non-income producing security.
(1)	The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at June 30, 2017 was 1.30%. The current base rate for each investment may be different from the reference rate on June 30, 2017.
(2)	The interest rate on these investments is subject to a base rate of 1-Month LIBOR, which at June 30, 2017 was 1.22%. The current base rate for each investment may be different from the reference rate on June 30, 2017.
(3)	The interest rate on these investments is subject to a base rate of 6-Month LIBOR, which at June 30, 2017 was 1.45%. The current base rate for each investment may be different from the reference rate on June 30, 2017.
(4)	The interest rate on these investments is subject to a base rate of 2-Month LIBOR, which at June 30, 2017 was 1.25%. The current base rate for each investment may be different from the reference rate on June 30, 2017.

Abbreviations:

GBR – United Kingdom

LUX – Luxembourg

L = LIBOR - London Interbank Offered Rate, typically 3-Month

See notes to condensed financial statements.

Corporate Capital Trust II

Condensed Schedule of Investments

As of December 31, 2016

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)	Cost (d)	Fair Value
First Lien Senior Secured Loans—72.1%
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

Corporate Capital Trust II

Condensed Schedule of Investments (continued)

As of December 31, 2016

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)	Cost (d)	Fair Value
NewWave Communications, Inc.	(1)	Media	L + 375	1.00%	4/30/2020	$75,401	$70,127	$75,190
P2 Energy Solutions, Inc.	(e)(f)(1)	Software & Services	L + 400	1.00%	10/30/2020	532,707	507,403	508,069
PAE Holding Corp	(1)	Capital Goods	L + 550	1.00%	10/7/2022	2,195,480	2,194,968	2,217,435
Paradigm Acquisition Corp.	(1)	Health Care Equipment & Services	L + 500	1.00%	6/2/2022	1,492,424	1,492,424	1,485,581
Polyconcept North America, Inc.	(2)	Consumer Durables & Apparel	L + 525	1.00%	8/10/2023	335,030	331,819	339,218
RedPrairie Corp.	(2)	Software & Services	L + 350	1.00%	10/12/2023	1,000,000	1,003,681	1,012,625
Riverbed Technology, Inc.	(2)	Technology Hardware & Equipment	L + 325	1.00%	4/25/2022	34,550	34,550	34,847
Safway Group Holding, LLC	(1)	Capital Goods	L + 475	1.00%	8/21/2023	1,496,250	1,505,619	1,520,250
Savers, Inc.	(1)	Retailing	L + 375	1.25%	7/9/2019	693,117	611,151	645,032
Sequa Corp.	(1)	Capital Goods	L + 400	1.25%	6/19/2017	1,752,773	1,554,319	1,664,696
SI Organization, Inc.	(1)	Capital Goods	L + 475	1.00%	11/23/2019	603,600	603,636	611,335
SIRVA Worldwide, Inc.	(e)(1)	Commercial & Professional Services	L + 650	1.00%	11/18/2022	2,148,550	2,094,836	2,110,950
TIBCO Software, Inc.	(2)	Software & Services	L + 550	1.00%	12/4/2020	1,416,198	1,355,664	1,424,759
TruGreen, LP	(2)	Consumer Services	L + 550	1.00%	4/13/2023	1,585,224	1,601,050	1,610,984
USIC Holdings Inc	(1)	Capital Goods	L + 375	1.00%	12/31/2023	1,054,790	1,052,172	1,065,776
Vertafore Inc	(e)(1)	Software & Services	L + 375	1.00%	6/30/2023	140,588	139,884	141,328
Vertiv, Co.	(2)	Technology Hardware & Equipment	L + 500	1.00%	11/30/2023	2,197,160	2,142,506	2,230,117
WireCo WorldGroup, Inc.	(1)	Capital Goods	L + 550	1.00%	7/21/2023	563,478	562,571	570,259
Xerox Business Services, LLC	(e)(f)(3)	Software & Services	L + 550	0.75%	12/7/2023	1,380,513	1,357,477	1,399,495

Total First Lien Senior Secured Loans							$39,078,146	$39,685,517

See notes to condensed financial statements.

Corporate Capital Trust II

Condensed Schedule of Investments (continued)

As of December 31, 2016

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)	Cost (d)	Fair Value
Second Lien Senior Secured Loans—19.2%
Applied Systems, Inc.	(1)	Software & Services	L + 650	1.00%	1/24/2022	$1,396,857	$1,394,216	$1,414,667
BJ’s Wholesale Club Inc	(1)	Food & Staples Retailing	L + 750	1.00%	3/26/2020	2,035,800	2,048,601	2,064,210
CTI Foods Holding Co., LLC	(1)	Food, Beverage & Tobacco	L + 725	1.00%	6/28/2021	222,222	204,665	202,222
Formula One (LUX)	(e)(f)(g)(3)	Media	L + 675	1.00%	7/29/2022	422,630	421,573	426,856
Genoa, QoL Healthcare Co., LLC	(1)	Health Care Equipment & Services	L + 800	1.00%	10/28/2024	352,940	353,708	352,940
Grocery Outlet, Inc.	(1)	Food & Staples Retailing	L + 825	1.00%	10/21/2022	198,393	184,154	198,951
iParadigms Holdings, LLC	(1)	Software & Services	L + 725	1.00%	7/29/2022	189,244	184,279	182,620
Misys, Ltd. (GBR)	(f)(h)(g)	Software & Services	12.00%		6/12/2019	54,320	57,241	57,794
NEP Group, Inc.	(1)	Media	L + 875	1.25%	7/22/2020	215,054	202,787	217,204
NewWave Communications, Inc.	(1)	Media	L + 800	1.00%	10/30/2020	206,718	202,226	201,292
Polyconcept North America, Inc.	(2)(i)	Consumer Durables & Apparel	L + 1000	1.00%	12/31/2023	624,235	609,336	615,616
Press Ganey Holdings, Inc.	(2)	Health Care Equipment & Services	L + 725	1.00%	10/21/2024	2,024,940	2,053,581	2,065,439
SI Organization, Inc.	(1)	Capital Goods	L + 875	1.00%	5/23/2020	460,504	453,937	465,494
SRS Distribution, Inc.	(1)	Capital Goods	L + 875	1.00%	2/24/2023	444,840	436,419	459,716
WireCo WorldGroup, Inc.	(3)(e)	Capital Goods	L + 950	1.00%	7/12/2024	1,632,350	1,626,765	1,646,633

Total Second Lien Senior Secured Loans							$10,433,488	$10,571,654

Total Senior Debt							$49,511,634	$50,257,171

Subordinated Debt—10.7%
Allegheny Technologies Inc	(f)	Materials	7.88%		8/15/2023	$2,339,000	$2,278,936	$2,292,220
Dynegy Inc	(f)	Utilities	6.75%		11/1/2019	978,000	988,195	995,115

See notes to condensed financial statements.

Corporate Capital Trust II

Condensed Schedule of Investments (continued)

As of December 31, 2016

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)	Cost (d)	Fair Value
JC Penney Corp., Inc.	(f)	Retailing	8.13%		10/1/2019	$1,383,000	$1,497,869	$1,493,640
Netflix, Inc.	(f)	Retailing	5.88%		2/15/2025	1,017,000	1,116,541	1,097,089

Total Subordinated Debt							$5,881,541	$5,878,064

Equity—0.1%
Polyconcept North America Holdings LLC, Membership Units	(i)	Consumer Durables & Apparel				624	$62,424	$57,548

Total Equity							$62,424	$57,548

TOTAL INVESTMENTS — 102.1%(h)							$55,455,599	$56,192,783

OTHER ASSETS IN EXCESS OF LIABILITIES—(2.1%)								(1,175,492)

NET ASSETS—100.0%								$55,017,291

(a)	Security may be an obligation of one or more entities affiliated with the named company.
(b)	Non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940, as amended (“1940 Act”), unless otherwise indicated. Non-controlled/non-affiliated investments are investments that are neither controlled investments nor affiliated investments.
(c)	Denominated in U.S. dollars unless otherwise noted.
(d)	Represents amortized cost for debt securities and cost for equity investments translated to U.S. dollars.
(e)	Position or portion thereof unsettled as of December 31, 2016.
(f)	The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act. A business development company may not acquire any assets other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. 83.9% of the Company’s total assets represented qualifying assets as of December 31, 2016.
(g)	A portfolio company domiciled in a foreign country. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.
(h)	As of December 31, 2016, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $930,483; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $228,867; the net unrealized appreciation was $701,616; the aggregate cost of securities for Federal income tax purposes was $55,491,167.
(i)	Investments classified as Level 3 whereby fair value was determined by the Company’s board of trustees (see Note 2).

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

CORPORATE CAPITAL TRUST II

Notes to Condensed Financial Statements (Unaudited)

1. Principal Business and Organization

Corporate Capital Trust II (the “Company”) was formed as a Delaware statutory trust on August 12, 2014. The Company is a non-diversified closed-end management investment company and has elected to be regulated as a business development company under the Investment Company Act of 1940 (the “1940 Act”). The Company’s investment objective is to provide its shareholders with current income and, to a lesser extent, long-term capital appreciation, by investing primarily in the debt of privately owned U.S. companies with a focus on originated transactions sourced through the networks of its advisors. The Company has elected to be taxed as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”) and operate in a manner so as to qualify for the tax treatment applicable to RICs.

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

On March 1, 2016, the Company satisfied its minimum offering requirement to accumulate in excess of $2.25 million in subscriptions in an escrow account via the Share Purchase Agreements entered into with the Advisors. On March 1, 2016, the Company issued shares of common stock in exchange for the subscription capital in the escrow account. The Company commenced principal and investment operations on March 1, 2016.

In June 2017, the Company obtained co-investment exemptive relief from the SEC and began investing in co-investment transactions.

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

Cash – Cash consists of demand deposits and foreign currency.

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

The Company and the board of trustees conduct their fair value determination process on a monthly basis and any other time when a decision regarding the fair value of the portfolio investments is required. A determination of fair value involves subjective judgments and estimates. Due to the inherent uncertainty of determining the fair value of portfolio investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been determined had a readily available market value existed for such investments, and the differences could be material. Further, such investments are generally less liquid than publicly traded securities. If the Company were required to liquidate a portfolio investment that does not have a readily available market value in a forced or liquidation sale, the Company could realize significantly less than the value recorded by the Company.

The Company and its Advisors undertake a multi-step valuation process each quarter for determining the fair value of the Company’s investments, the market prices of which are not readily available, as described below:

•	Each portfolio company or investment is initially valued by the Company’s independent third party valuation firm (external valuation), which provides a valuation range and/or KKR (internal valuation).

2. Significant Accounting Policies (continued)

•	Valuation recommendations are formulated and documented by KKR and reviewed by KKR’s valuation committee. The KKR valuation committee then provides its valuation recommendation for each portfolio investment, along with supporting documentation, to CNL and the Company.

•	After the Company’s management has substantially completed its review, it forwards the valuation recommendations and supporting documentation for audit committee review.

•	The Company’s board of trustees then discusses the investment valuation recommendations with the Advisors and management and, based on those discussions and the related review process conducted by the Company’s audit committee, determines the fair value of the investments in good faith.

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

Equity/Other Investments: Equity/other investments are initially valued at transaction price and are subsequently valued using valuation models in the absence of readily observable market prices. Valuation models are generally based on (i) market and income (discounted cash flow) approaches, in which various internal and external factors are considered, and (ii) earnings before interest, taxes, depreciation and amortization (“EBITDA”) valuation multiples analysis. Factors include key financial inputs and recent public and private transactions for comparable investments. Key inputs used for the discounted cash flow approach include the weighted average cost of capital and assumed inputs used to calculate terminal values, such as EBITDA exit multiples. The fair value for a particular investment will generally be within the value range conclusions derived by the two approaches. Upon completion of the valuations conducted, an illiquidity discount is applied where appropriate.

The Company utilizes several valuation techniques that use unobservable pricing inputs and assumptions in determining the fair value of its Level 3 investments. The valuation techniques, as well as key unobservable inputs that have a significant impact on the Company’s Level 3 valuations, are described in Note 4. “Fair Value of Financial Instruments.” The unobservable pricing inputs and assumptions may differ by asset and in the application of the Company’s valuation methodologies. The reported fair value estimates could vary materially if the Company had chosen to incorporate different unobservable pricing inputs and other assumptions.

Security Transactions, Realized/Unrealized Gains or Losses, and Income Recognition – Investment transactions are recorded on the trade date. The Company measures realized gains or losses from the sale of investments using the specific identification method. Realized gains or losses are measured by the difference between the net proceeds from the sale and the amortized cost basis of the investment without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. Unrealized gains or losses primarily reflect the change in investment values, including the reversal of previously recorded unrealized gains or losses when gains or losses are realized. The amortized cost basis of investments includes (i) the original cost and (ii) adjustments for the accretion/amortization of market discounts and premiums and original issue discount and loan origination fees. The Company reports changes in fair value of investments as a component of net change in unrealized appreciation (depreciation) on investments in the condensed statements of operations.

Interest Income – Interest income is recorded on an accrual basis and includes amortization of premiums to par value and accretion of discounts to par value. Discounts and premiums to par value on securities purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. Generally, loan origination, closing, commitment and other fees received by the Company directly or indirectly from borrowers in connection with the closing of investments are accreted over the contractual life of the debt investment as interest income based on the effective interest method. Upon prepayment of a debt investment, any prepayment penalties and unamortized loan fees and discounts are recorded as interest income.

2. Significant Accounting Policies (continued)

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

Fee Income – In its role as the Company’s investment sub-advisor, KKR or its affiliates may provide financial advisory services to portfolio companies and in return may receive fees for capital structuring services. KKR is obligated to remit to the Company any earned capital structuring fees based on the pro-rata portion of the Company’s investment in co-investment transactions and originated investments. These fees are generally nonrecurring and are recognized as fee income by the Company upon the investment closing date. The Company may also receive fees for commitments, amendments and other services related to portfolio companies. Such fees are recognized as fee income when earned or the services are rendered.

Dividend Income – Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from a limited liability company (“LLC”) and limited partnership (“LP”) investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated earnings in the LLC and LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

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

2. Significant Accounting Policies (continued)

Organization and Offering Expenses – Organization expenses are expensed on the Company’s statement of operations. Offering expenses will be capitalized on the Company’s statement of assets and liabilities as deferred offering expenses and expensed to the Company’s statement of operations over a 12-month period, noting, however, the deferral period will not exceed 12 months from the date the Advisors incurred the offering expenses.

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

Federal Income Taxes – The Company has elected to be treated for federal income tax purposes, and intends to maintain its qualification, as a RIC under Subchapter M of the Code. Generally, a RIC is not subject to federal income taxes on distributed income and gains if it distributes at least 90% of its “Investment Company Taxable Income,” as defined in the Code. The Company intends to distribute sufficient amounts to maintain RIC status and minimize income taxes on undistributed capital gains and investment company taxable income.

The Company is generally subject to nondeductible federal excise taxes if it does not distribute to its shareholders an amount at least equal to the sum of (i) 98% of its net ordinary income for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period generally ending on October 31 of the calendar year and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which the Company paid no federal income tax. The Company may pay a 4% nondeductible federal excise tax on under-distribution of capital gains and net ordinary income.

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

2. Significant Accounting Policies (continued)

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this ASU supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU No. 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the guidance in ASU No. 2014-09 and has the same effective date as the original standard. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, an update on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which includes amendments for enhanced clarification of the guidance. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Revenue from Contracts with Customers (Topic 606), the amendments in this update are of a similar nature to the items typically addressed in the technical corrections and improvements project. Additionally, in February 2017, the FASB issued ASU No. 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, an update clarifying that a financial asset is within the scope of Subtopic 610-20 if it is deemed an “in-substance non-financial asset.” The Company is currently evaluating the impact of ASU Nos. 2014-09, 2016-08, 2016-10, 2016-12, and 2016-20 (the “ASUs”), and cannot currently quantify the impact of the ASUs.

3. Investments

The Company is engaged in a strategy to invest primarily in the debt of privately owned and thinly traded U.S. companies. The primary investment concentrations include (i) senior debt securities and (ii) subordinated debt securities. The Company’s investments may, in some cases, be accompanied by warrants, options or other forms of equity participation. The Company may separately purchase common or preferred equity interests, including non-controlling equity investments. Additionally, the Company may invest in convertible securities, derivatives and private investment funds. The Company may also co-invest with third parties through partnerships, joint ventures or other entities, thereby acquiring jointly controlled or non-controlling interests in certain investments in conjunction with participation by one or more third parties in such investment. The fair value of the Company’s investments will generally fluctuate with, among other things, changes in prevailing interest rates, the general supply of, and demand for, debt capital among private and public companies, general domestic and global economic conditions, the condition of certain financial markets, developments or trends in any particular industry and changes in the financial condition and credit quality of each security’s issuer.

As of June 30, 2017 and December 31, 2016, the Company’s investment portfolio consisted of the following:

	As of June 30, 2017
Asset Category	Amortized Cost	Fair Value	Percentage of Investment Portfolio	Percentage of Net Assets
Senior debt
First lien senior secured loans	$64,565,044	$64,520,251	65.5%	68.2%
Second lien senior secured loans	19,061,747	19,390,744	19.7	20.5

Total senior debt	83,626,791	83,910,995	85.2	88.7
Subordinated debt	11,414,566	11,696,731	11.9	12.4
Equity/Other	2,850,557	2,843,971	2.9	3.0

Total investments	$97,891,914	$98,451,697	100.0%	104.1%

	As of December 31, 2016
Asset Category	Amortized Cost	Fair Value	Percentage of Investment Portfolio	Percentage of Net Assets
Senior debt
First lien senior secured loans	$39,078,146	$39,685,517	70.6%	72.1%
Second lien senior secured loans	10,433,488	10,571,654	18.8	19.2

Total senior debt	49,511,634	50,257,171	89.4	91.3
Subordinated debt	5,881,541	5,878,064	10.5	10.7
Equity/Other	62,424	57,548	0.1	0.1

Total investments	$55,455,599	$56,192,783	100.0%	102.1%

As of June 30, 2017 and December 31, 2016, none of the Company’s debt investments were on nonaccrual status.

3. Investments (continued)

The industry composition and geographic dispersion of the Company’s investment portfolio as a percentage of total fair value of the Company’s investments as of June 30, 2017 and December 31, 2016 were as follows:

Industry Composition	As of June 30, 2017	As of December 31, 2016
Capital Goods	19.2%	22.5%
Software & Services	16.3	13.6
Retailing	15.9	13.2
Materials	15.2	4.1
Health Care Equipment & Services	14.8	10.3
Commercial & Professional Services	5.4	8.3
Consumer Services	3.9	6.0
Media	2.8	3.4
Transportation	1.9	0.9
Food, Beverage & Tobacco	1.6	2.8
Food & Staples Retailing	1.1	4.0
Consumer Durables & Apparel	1.0	1.8
Technology Hardware & Equipment	0.6	4.0
Pharmaceuticals, Biotechnology & Life Sciences	0.3	0.5
Telecommunications	—	2.8
Utilities	—	1.8

Total	100.0%	100.0%

Geographic Dispersion(1)	June 30, 2017	December 31, 2016
United States	96.2%	99.1%
Luxembourg	2.2	0.8
United Kingdom	1.6	0.1

Total	100.0%	100.0%

(1)	The geographic dispersion is determined by the portfolio company’s country of domicile or the jurisdiction of the security’s issuer.

As of June 30, 2017 and December 31, 2016, all of the Company’s investments were denominated in U.S. dollars.

4. Fair Value of Financial Instruments

The Company’s investments were categorized in the fair value hierarchy described in Note 2. “Significant Accounting Policies”, as follows as of June 30, 2017 and December 31, 2016:

	June 30, 2017
Description	Level 1	Level 2	Level 3	Total
Senior debt	$—	$81,283,144	$2,627,851	$83,910,995
Subordinated debt	—	11,696,731	—	11,696,731
Equity/Other	—	—	2,843,971	2,843,971

Total investments	$—	$92,979,875	$5,471,822	$98,451,697

	December 31, 2016
Description	Level 1	Level 2	Level 3	Total
Senior debt	$—	$49,641,555	$615,616	$50,257,171
Subordinated debt	—	5,878,064	—	5,878,064
Equity/Other	—	—	57,548	57,548

Total investments	$—	$55,519,619	$673,164	$56,192,783

4. Fair Value of Financial Instruments (continued)

There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2017 and year ended December 31, 2016. The carrying value of cash is classified as Level 1 with respect to the fair value hierarchy. At June 30, 2017, the Company held 5 distinct investment positions classified as Level 3, representing an aggregate fair value of $5,471,822 or 5.6% of the total investment portfolio. At December 31, 2016, the Company held two distinct investment positions classified as Level 3, representing an aggregate fair value of $673,164 or 1.2% of the total investment portfolio. The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of June 30, 2017 and December 31, 2016 were as follows:

As of June 30, 2017
Asset Group	Fair Value (1)	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (2)		Impact to Valuation from an Increase in Input (3)
Senior Debt	$1,263,507	Discounted Cash Flow	Discount Rate	10.96% - 13.17% (12.03%	)	Decrease
			EBITDA Multiple	8.62x – 9.98 (9.32x	)	Increase

	1,364,344	Cost	N/A	N/A		N/A

Equity/Other	55,839	Market Comparables	EBITDA Multiple	8.62x (8.62x	)	Increase
			Illiquidity Discount	10.00% (10.00%	)	Decrease

	2,788,132	Cost	N/A	N/A		N/A

Total	$5,471,822

As of December 31, 2016
Asset Group	Fair Value (1)	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (2)		Impact to Valuation from an Increase in Input (3)
Senior Debt	$615,616	Discounted Cash Flow	Discount Rate	12.95% (12.95%	)	Decrease
			EBITDA Multiple	8.58x (8.58x	)	Increase

Equity/Other	57,548	Waterfall	Illiquidity Discounts	10.00% (10.00%	)	Decrease
			EBITDA Multiple	8.58x (8.58x	)	Increase

Total	$673,164

(1)	Certain investments may be valued at cost for a period of time after an acquisition as the best indicator of fair value.
(2)	Weighted average amounts are based on the estimated fair values.
(3)	This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

The preceding tables represent the significant unobservable inputs as they relate to the Company’s determination of fair values for the majority of its investments categorized within Level 3 as of June 30, 2017 and December 31, 2016. In addition to the techniques and inputs noted in the table above, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the fair value estimates for the Company’s investments. Any significant increases or decreases in the unobservable inputs would result in significant increases or decreases in the fair value of the Company’s investments.

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

4. Fair Value of Financial Instruments (continued)

The following table provides reconciliations for the three and six months ended June 30, 2017 of investments for which Level 3 inputs were used in determining fair value:

	Three Months Ended June 30, 2017
	Senior Debt	Equity/Other	Total
Fair value balance as of March 31, 2017	$1,261,004	$55,088	$1,316,092
Additions (1)	1,364,344	2,788,133	4,152,477
Net change in unrealized appreciation (depreciation) (2)	1,892	750	2,642
Net discount accretion	611	—	611

Fair value balance as of June 30, 2017	$2,627,851	$2,843,971	$5,471,822

Change in net unrealized appreciation (depreciation) in investments still held as of June 30, 2017 (2)	$1,892	$750	$2,642

	Six Months Ended June 30, 2017
	Senior Debt	Equity/Other	Total
Fair value balance as of December 31, 2016	$615,616	$57,548	$673,164
Additions (1)	2,012,279	2,788,133	4,800,412
Net change in unrealized appreciation (depreciation) (2)	(1,246)	(1,710)	(2,956)
Net discount accretion	1,202	—	1,202

Fair value balance as of June 30, 2017	$2,627,851	$2,843,971	$5,471,822

Change in net unrealized appreciation (depreciation) in investments still held as of June 30, 2017 (2)	$(1,246)	$(1,710)	$(2,956)

(1)	Includes increases in the cost basis of investments resulting from new and add-on portfolio investments.
(2)	Included in net change in unrealized appreciation (depreciation) in the statement of operations.

No securities were transferred into or out of the Level 3 hierarchy during the six months ended June 30, 2017. All realized and unrealized gains and losses are included in earnings and are reported as separate line items within the Company’s statement of operations.

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

As of June 30, 2017 and December 31, 2016, the Advisors owned 5% and 9%, respectively, of the Company’s outstanding shares. CNL is an affiliate of CNL Financial Group, Inc. (“CFG”). All of the Company’s executive officers also serve as executive officers of CNL and other CFG affiliates.

The Advisors received distributions of $81,283 and $162,565 from the Company for the three and six months ended June 30, 2017, respectively.

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

5. Related Party Transactions (continued)

A subordinated incentive fee on income is payable to the Advisors each calendar quarter if the Company’s pre-incentive fee net investment fee income (as defined in the Investment Advisory Agreement and approved by the Company’s board of trustees) exceeds the 1.75% quarterly preference return to the Company’s shareholders (the ratio of pre-incentive fee net investment income divided by average adjusted capital). The Company did not incur any subordinated incentive fee on income during the six months ended June 30, 2017.

The annual incentive fees on capital gains recorded for GAAP purposes are equal to (i) 20% of our realized and unrealized capital gains on a cumulative basis since inception, net of all realized capital losses and unrealized depreciation on a cumulative basis from inception, less (ii) the aggregate amount of any previously paid incentive fees on capital gains. For financial reporting purposes, in accordance with GAAP, the Company includes unrealized appreciation on the investment portfolio in the calculation of incentive fees on capital gains; however, such amounts are not payable by the Company unless and until the net unrealized appreciation is actually realized. The actual amount of incentive fees on capital gains that are due and payable to the Advisors is determined at the end of the calendar year. The Company accrued $193,713 for incentive fees on capital gains as of June 30, 2017.

Under the terms of the Investment Advisory Agreement CNL (and indirectly KKR) is entitled to receive up to 1.5% of gross offering proceeds as reimbursement for organization and offering expenses incurred by the Advisors on behalf of the Company. The Advisors have incurred organization and offering costs of approximately $4.9 million as of June 30, 2017. The Advisors waived the reimbursement of organization and offering expenses in connection with the Company’s gross capital raise received from the Offering from March 1, 2016 (when the Company satisfied the minimum offering requirement) through April 30, 2017 (the “O&O Reimbursement Waiver”). The O&O Reimbursement Waiver did not reduce the amount of organization and offering expenses incurred by the Advisors that are eligible for reimbursement in future periods based on subsequent gross capital raised by the Company after April 30, 2017. Gross capital raised by the Company after April 30, 2017 will be subject to the maximum organization and offering cost reimbursement of 1.5%. The Company reimbursed $87,839 of organization costs to the Advisors for the period May 1, 2017 through June 30, 2017. Organization and offering costs subject to reimbursement will expire three years from the latter of (1) commencement of operations or (2) the date such costs were incurred.

Organization and offering expenses eligible for reimbursement by the Advisors will expire as follows:

During the quarter ended
March 31, 2019	$2.4 million
June 30, 2019	0.7 million
September 30, 2019	0.5 million
December 31, 2019	0.5 million
March 31, 2020	0.3 million
June 30, 2020	0.4 million

$4.8 million

In addition, under the terms of the Investment Advisory Agreement, the Advisors are entitled to reimbursement of certain expenses incurred on behalf of the Company including expenses incurred in connection with its investment operations and investment transactions.

The Company is a party to a managing dealer agreement with CNL Securities Corp., an affiliate of CNL. CNL Securities Corp. serves as the managing dealer of the Company’s Offering and in connection therewith will receive up-front selling commissions of up to 2.00% of gross offering proceeds, up-front dealer manager fees of up to 2.75% of gross offering proceeds and ongoing distribution and shareholder servicing fees at an annualized rate of 1.00% of the Company’s most recently published net asset value per share, excluding shares issued through the distribution reinvestment plan. All or any portion of these fees may be re-allowed to participating brokers. Financial Industry Regulatory Authority (“FINRA”) Rule 2310 provides that the maximum underwriting compensation payable from any source to FINRA members participating in an offering may not exceed 10% of gross offering proceeds, excluding proceeds from a distribution reinvestment plan.

5. Related Party Transactions (continued)

On March 16, 2017, the board of trustees approved an amended and restated Managing Dealer Agreement between the Company and the Managing Dealer and approved an amended and restated Distribution and Shareholder Servicing Plan for the Company (the “Plan”). The new Managing Dealer Agreement and the Plan became effective on April 28, 2017, when the post-effective amendment to our registration statement on Form N-2 (File No. 333-199018) describing the new Managing Dealer Agreement and the Plan was declared effective by the SEC. The new Managing Dealer Agreement and the Plan lowers the ongoing distribution and shareholder servicing fee paid to the Managing Dealer from an annualized rate of 1.25% to an annualized rate of 1.00% of the Company’s net asset value per share. In addition, under the new Managing Dealer Agreement, the Company will cease paying the ongoing distribution and shareholder servicing fee when the total underwriting compensation paid from the upfront selling commissions, upfront dealer manager fees, and ongoing distribution and shareholder servicing fees attributable to our shares equals 8.5% of the aggregate gross offering proceeds from shares sold in the offering, excluding shares issued through the distribution reinvestment plan. The new Managing Dealer Agreement also removed the contingent deferred sales charge upon redemption of Company shares.

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

The Company is a party to an Expense Support and Conditional Reimbursement Agreement, as amended (the “Expense Support Agreement”) with the Advisors pursuant to which the Advisors jointly and severally agree to pay to the Company some or all operating expenses (an “Expense Support Payment”) for each month during the Expense Support Payment Period (as defined below) in which the Company’s board of trustees declares a distribution to its shareholders. Expense Support Payments are made in accordance with the terms of the Expense Support Agreement. The “Expense Support Payment Period” commenced on March 1, 2016 and ends on September 30, 2017. The Advisors are entitled to be reimbursed promptly by the Company (a “Reimbursement Payment”) for Expense Support Payments made with respect to any class of common stock, subject to the limitation that no Reimbursement Payment may be made by the Company to the extent that it would cause the Company’s Other Operating Expenses (as defined in the Expense Support Agreement) for such class of common stock to exceed the lesser of (A) 1.75% of average net assets attributable to common shares on an annualized basis after taking such payment into account and (B) the percentage of our average net assets attributable to shares of such class of common stock represented by Other Operating Expenses (as defined in the Expense Support Agreement) during the period in which such Expense Support Payment from the Advisors was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an Expense Support Payment from the Advisors made during the same period). Notwithstanding anything to the contrary in the Expense Support Agreement, no Reimbursement Payment shall be made with respect to any class of common stock if the effective rate of distributions per share on such class of common stock declared by the Company at the time of such Reimbursement Payment is less than the effective rate of distributions per share on such class of common stock at the time the Expense Support Payment was made to which such Reimbursement Payment relates. For this purpose, “effective rate of distributions per share” means actual declared distribution rate per share exclusive of return of capital, if any. The Company’s obligation to reimburse each Expense Support Payment terminates three years from the date on which such Expense Support Payment was paid or waived.

5. Related Party Transactions (continued)

Related party fees and expenses incurred on behalf of the Company during the three and six months ended June 30, 2017 and 2016 are summarized below:

		Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Source Agreement & Description	2017	2016	2017	2016
CNL Securities Corp.	Managing Dealer Agreement: Up-front selling commissions and dealer manager fees	$696,216	$519,906	$1,906,941	$523,706
	Distribution and shareholder servicing fees	235,380	25,441	435,066	30,742
CNL and KKR	Investment Advisory Agreement: Base management fees (investment advisory fees) (1)	521,391	52,990	891,490	60,483
	Incentive fee on capital gains (2)	(11,174)	8,367	26,645	14,180
	Organization expense reimbursement	87,839	—	87,839	—
KKR	Investment Sub-Advisory Agreement: Investment expenses reimbursement (1)	4,349	—	7,132	—
CNL	Administrative Services Agreement: Administrative and compliance services (1)	160,793	73,311	298,360	88,796

(1)	Expenses subject to Expense Support.
(2)	Incentive fees on capital gains are included in performance-based incentive fees in the condensed statements of operations. The following table provides additional details for the incentive fee on capital gains for the six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
Incentive fee on Capital Gains	2017	2016	2017	2016
Accrued incentive fee as of beginning of period	$204,887	$5,813	$167,068	$—
Incentive fee on capital gains during the three and six months ended June 30,	(11,174)	8,367	26,645	14,180
Less: Incentive fee on capital gains paid to the Advisors during the three and six months ended June 30,	—	—	—	—

Accrued incentive fee as of June 30,	193,713	14,180	193,713	14,180
Less: Accrued incentive fee on capital gains attributable to unrealized gains as of June 30,	(193,713)	(14,180)	(193,713)	(14,180)

Incentive fee on capital gains earned by and payable to the advisors as of June 30,	$—	$—	$—	$—

As of June 30, 2017, the amount of Expense Support Payments provided by the Advisors since inception is $3,456,189. Management believes that reimbursement payments by the Company to the Advisor were not probable under the terms of the Expense Support Agreements as of June 30, 2017.

The following table reflects the Expense Support Payments that may become subject to reimbursement:

For the quarter ended	Amount of Expense Support Payment	Effective Rate of Distributions Per Share (1)	Reimbursement Eligibility Expiration	Lesser of Other Operating Expenses Ratio or 1.75% (2)
March 31, 2016	$204,420	6.0%	March 31, 2019	1.75%
June 30, 2016	639,585	5.9%	June 30, 2019	1.75%
September 30, 2016	603,584	5.9%	September 30, 2019	1.75%
December 31, 2016	748,202	6.0%	December 31, 2019	1.75%
March 31, 2017	657,974	6.0%	March 31, 2020	1.75%
June 30, 2017	602,424	6.0%	June 30, 2020	1.75%

	$3,456,189

(1)	The effective rate of distributions per share is expressed as a percentage equal to the projected annualized distribution amount as of the end of the applicable period (which is calculated by annualizing the regular weekly cash distribution per share as of such date without compounding), divided by the Company’s public offering price per share as of such date.
(2)	Represents the lesser of Other Operating Expenses (as defined in the Expense Support Agreement) or 1.75% of average net assets on an annualized basis.

5. Related Party Transactions (continued)

Indemnification - The Investment Advisory Agreement and the Sub-Advisory Agreement contain certain indemnification provisions in favor of the Advisors, their directors, officers, associated persons, and their affiliates. The managing dealer agreement contains certain indemnification provisions in favor of the managing dealer and each participating broker and their respective officers, directors, partners, employees, associated persons, agents and control persons. In addition, the Company’s declaration of trust contains certain indemnification provisions in favor of the Company’s officers, trustees, agents, and certain other persons. As of June 30, 2017, management believed that the risk of incurring any losses for such indemnification was remote.

6. Distributions

The Company’s board of trustees declared distributions of $0.011250 per share for 26 weekly record dates beginning on January 3, 2017 through and including June 27, 2017. Distributions were paid on January 4, 2017, February 1, 2017, March 1, 2017, March 29, 2017, April 26, 2017, May 24, 2017 and June 28, 2017.

The total and the sources of declared distributions on a GAAP basis for the six months ended June 30, 2017 and 2016 are presented in the tables below.

	Six Months Ended June 30,
	2017			2016
	Per Share	Amount	Allocation	Per Share		Amount	Allocation
Total Declared Distributions	$0.29	$2,415,624	100.0%	$0.20		$155,323	100.0%
From net investment income	0.19	1,556,501	64.4	0.09		67,596	43.5
From net realized gains	0.04	306,858	12.7	0.00	(1)	368	0.2
Distributions in excess of net investment income	0.06	552,265	22.9%	0.11		87,359	56.3%

(1)	Rounds to less than $0.005.

Net investment income includes Expense Support Payments of $1,260,398 and $844,005 which supported distributions of $2,415,624 and $155,323 during the six months ended June 30, 2017 and 2016, respectively. Sources of distributions, other than net investment income and realized gains on a GAAP basis, include (i) the ordinary income component of prior year tax basis undistributed earnings and (ii) required adjustments to GAAP net investment income and realized gains in the current period to determine taxable income available for distributions. The following table summarizes the primary sources of differences between (i) GAAP net investment income and realized gains and (ii) taxable income available for distributions that contribute to tax-related distributions in excess of net investment income for the six months ended June 30, 2017 and 2016.

Six Months Ended June 30,	2017 (1)	2016 (1)
Ordinary income component of tax basis undistributed earnings	$222,877	$—
Unearned performance-based incentive fees on unrealized gains	26,645	14,180
Distribution and shareholder servicing fees	435,066	30,742

Total (1)	$684,588	$44,922

(1)	The above table does not represent all adjustments to calculate taxable income available for distributions.

For the six months ended June 30, 2017, the tax-related sources of distributions of $684,588 were greater than the distributions in excess of net investment income of $552,265. As a result, the Company estimates that none of the distributions declared during the six months ended June 30, 2017 would be classified as a tax basis return of capital. None of the distributions declared during the year ended December 31, 2016 were classified as a tax basis return of capital.

7. Fee Income

Fee income, which is nonrecurring, consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Fee Income	2017	2016	2017	2016

Amendment fees	$15,931	$1,147	$37,192	$1,147
Consent fees	7,837	—	8,949	—

Total	$23,768	$1,147	$46,141	$1,147

8. Share Transactions

The following table summarizes the total shares issued and proceeds received in connection with the Company’s Offering and Share Purchase Agreements for the six months ended June 30, 2017 and 2016.

	Six Months Ended June 30,
	2017		2016(1)
	Shares	Amount	Shares	Amount
Gross proceeds	4,179,149	$40,884,119	1,710,974	$16,019,384
Up-front selling commissions and dealer manager fees	—	(1,906,941)	—	(523,706)

Net proceeds to company	4,179,149	38,977,178	1,710,974	15,495,678
Reinvestment of distributions	139,283	1,298,676	2,424	22,046

Net proceeds	4,318,432	$40,275,854	1,713,398	15,517,724

Average net proceeds per share		$9.33		$9.06

(1)	Commenced operations on March 1, 2016.

As of June 30, 2017, the Company has sold or issued 10,262,635 shares of common stock through the Offering, Founder Stock Agreements and Share Purchase Agreements, including reinvestment of distributions, for total gross proceeds of $99,109,777.

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

9. Commitment & Contingences

Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s condensed statements of assets and liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of June 30, 2017, the Company’s unfunded commitments consisted of the following:

Category / Company
Unfunded Equity:
Polyconcept North America Holdings LLC	$25,737
Unfunded Term Loan Commitments:
Wheels Up Partners LLC	3,308,765
Staples Canada Inc.	4,756,711

Total Unfunded Commitments	$8,091,213

The Company funds its commitments as it receives funding notices from the portfolio companies. At June 30, 2017, the Company’s unfunded commitments have a fair value of $0.

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company had no such guarantees outstanding at either June 30, 2017 or December 31, 2016.

10. Financial Highlights

The following is a schedule of financial highlights for one share of common stock during the six months ended June 30, 2017 and the period from March 1, 2016 (commencement of operations) through June 30, 2016.

	Six Months Ended June 30, 2017	Period Ended June 30, 2016(1)
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Period	$9.26	$9.00

Net investment income (loss), before expense support (2)	0.04	(0.96)
Expense support(2)	0.15	1.04

Net investment income(2)	0.19	0.08
Net realized and unrealized gains(2)(3)	0.02	0.15

Net increase resulting from investment operations	0.21	0.23

Distributions from net investment income(4)	(0.19)	(0.09)
Distributions from net realized gains(4)	(0.04)	—
Distributions in excess of net investment income (4)(5)	(0.06)	(0.11)

Net decrease resulting from distributions to common shareholders	(0.29)	(0.20)

Issuance of common stock above net asset value (6)	0.03	0.02

Net increase resulting from capital share transactions	0.03	0.02

Net Asset Value, End of Period	$9.21	$9.05
OPERATING PERFORMANCE PER SHARE
Total Investment Return-Net Price(7)	2.32%	2.75%
Total Investment Return-Net Asset Value(8)	2.62%	2.75%
RATIOS/SUPPLEMENTAL DATA (all amounts in thousands except ratios)
Net assets, end of period	$94,569	$15,702
Average net assets(9)	$77,061	$7,308
Shares outstanding, end of period	10,263	1,736
Weighted average shares outstanding	8,321	809
Ratios to average net assets:(9)
Total operating expenses before expense support	3.54%	12.16%
Total operating expenses after expense support	1.90%	0.61%
Net investment income	2.02%	0.92%
Portfolio turnover rate	52%	1%

(1)	Commenced operations on March 1, 2016.
(2)	The per share data was derived by using the weighted average shares outstanding during the period.
(3)	The amount shown at this caption is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses in portfolio securities for the period because of the timing of sales of the Company’s shares in relation to fluctuating market values for the portfolio.
(4)	The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the entire period; distributions per share are rounded to the nearest $0.01.
(5)	See Note 6. “Distributions” for further information on the source of distributions from other than net investment income and realized gains.
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

10. Financial Highlights (continued)

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

11. Subsequent Events

During the period from July 1, 2017 through August 11, 2017, the Company received additional net proceeds of approximately $6.7 million from its Offering, including amounts through its distribution reinvestment plan.

The Company’s board of trustees declared distributions of $0.011250 per share for nine record dates beginning July 4, 2017 through August 29, 2017.

On July 14, 2017 the Company entered into a senior secured revolving credit agreement (the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility (the “Revolving Credit Facility”) consisting of loans to be made in dollars and other foreign currencies in an initial aggregate principal amount of $70 million. Availability under the Revolving Credit Facility will terminate on July 14, 2019 (the “Revolver Termination Date”) and the outstanding loans under the Revolving Credit Facility will mature on July 14, 2020. The Revolving Credit Facility also requires mandatory prepayment of interest and principal upon certain events during the term-out period commencing on the Revolver Termination Date. The stated borrowing rate under the Revolving Credit Facility is based on LIBOR plus an applicable spread of 2.75% or on an “alternate base rate” (which is the highest of the prime rate, the federal funds rate plus 0.50%, three-month LIBOR plus 1.00%, and zero) plus an applicable spread of 1.75%. ING Capital LLC serves as administrative agent, bookrunner and lead arranger under the Revolving Credit Facility. The Revolving Credit Facility includes an “accordion” feature that allows the Company, under certain circumstances, to increase the size of the facility to a maximum of $200 million. Under the Revolving Credit Facility, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based on the unaudited condensed financial statements as of June 30, 2017 and December 31, 2016, and for the three and six months ended June 30, 2017 and 2016. Amounts as of December 31, 2016 included in the unaudited condensed financial statements have been derived from the audited financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed financial statements and the notes thereto, as well as, the audited financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the period ended December 31, 2016. Capitalized terms used in this Item 2 have the same meaning as in the accompanying unaudited condensed financial statements in Item 1 unless otherwise defined herein.

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

Overview

The Company is a non-diversified closed-end management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940. The Company commenced operations on March 1, 2016 when it satisfied its minimum offering requirement. Formed as a Delaware statutory trust on August 12, 2014, we are externally managed by CNL Fund Advisors II, LLC (“CNL”) and KKR Credit Advisors (US) LLC (“KKR,” together with CNL, the “Advisors”), which are collectively responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments, determining the securities and other assets that the we will purchase, retain or sell and monitoring our portfolio on an ongoing basis. Both of our Advisors are registered as investment advisers with the SEC. CNL also provides the administrative services necessary for our Company to operate. The Company has elected to be taxed as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”) and operated in a manner as to qualify to tax treatments applicable to RICs.

Investment Objective, Investment Program, and Primary Investment Types

Our investment objective is to provide our shareholders with current income and, to a lesser extent, long-term capital appreciation. We pursue our investment objective by investing primarily in the debt of privately owned and thinly traded U.S. companies (also referred to as “portfolio companies”) with a focus on originated transactions sourced through the networks of our Advisors. We also have the ability, as granted through a SEC Exemptive Order dated June 19, 2017, to co-invest in privately negotiated transactions alongside other investment funds managed by or affiliated with KKR. We define directly originated transactions as any investment where our Advisors negotiate the terms of the transaction beyond just the price, which, for example, may include negotiating financial covenants, maturity dates or interest rate terms (the “Directly Originated Investments”). Additionally, we have the ability to participate in other originated transactions where there may be third parties involved, or a bank acting as an intermediary, for a closely held club, or similar transaction. We refer to Directly Originated Investments and other originated transactions together as our “Originated Strategies.” A substantial portion of our portfolio will consist of senior and subordinated debt, which we believe offer potential opportunities for attractive risk-adjusted returns and income generation. Our debt investments may take the form of corporate loans or bonds, may be secured or unsecured and may, in some cases, be accompanied by warrants, options or other forms of equity participation. We may separately purchase common or preferred equity interests in transactions. We may also co-invest with third parties through partnerships, joint ventures or other entities, thereby acquiring jointly controlled or non-controlling interests in certain investments in conjunction with participation by one or more parties in such investment.

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

We pursue our strategy by focusing on the following investment types:

•	Senior Debt. We invest in senior debt, in which we generally take a security interest in the available assets of the portfolio company, including equity interests in any of its subsidiaries. These investments generally take the form of senior secured first lien loans, senior secured second lien loans or senior secured bonds. In some circumstances, our lien could be subordinated to claims of other creditors.

•	Subordinated Debt. Our subordinated debt investments are generally subordinated to senior debt and are generally unsecured. These investments are generally structured with interest-only payments throughout the life of the security, with the principal due at maturity.

•	Equity Investments. We also make selected equity investments. In addition, when we invest in senior and subordinated debt, we may acquire warrants or options to purchase equity securities or benefit from other types of equity participation. Our goal is ultimately to dispose of these equity securities and realize gains upon our disposition of such interests.

•	Convertible Securities. We may invest in convertible securities, such as bonds, debentures, notes, preferred stocks or other securities that may be converted into, or exchanged for, a specified amount of common stock of the same or different issuer within a particular period of time at a specified price or formula.

•	Investments in Private Investment Funds. We may invest in, or wholly own, private investment funds, including hedge funds, private equity funds, limited liability companies, REITs, and other business entities. In valuing our investments in private investment funds, we rely primarily on information provided by managers of such funds. Valuations of illiquid securities, such as interests in certain private investment funds, involve various judgments and consideration of factors that may be subjective. There is a risk that inaccurate valuations provided by managers of private investment funds could adversely affect the value of our common stock. We may not be able to withdraw our investment in certain private investment funds promptly after we have made a decision to do so, which may result in a loss to us and adversely affect our investment returns.

•	Derivatives. We may invest in various types of derivatives, including total return swaps, interest rate swaps and foreign currency forward contracts and options.

•	Investments with Third-Parties. We may co-invest with third parties through partnerships, joint ventures or other entities, thereby acquiring jointly-controlled or non-controlling interests in certain investments in conjunction with participation by one or more third parties in such investment. Such joint venture partners or third party managers may include former KKR personnel or associated persons.

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

Revenues

We generate revenue primarily in the form of interest on the debt securities of portfolio companies that we acquire and hold for investment purposes. We expect that our investments in debt securities will generally have an expected maturity of three to ten years, although we have no lower or upper constraint on maturity, and we expect to earn interest at a fixed or floating rates. Interest on our debt securities is generally payable to us quarterly or semi-annually. In some cases, the debt investments may partially defer cash interest payments with payment-in-kind provisions. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. In addition, we may generate revenue in the form of dividends from equity investments, prepayment fees, amendment fees, origination fees, and fees for providing significant managerial assistance.

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

Financial and Operating Highlights

The following table presents financial and operating highlights as of June 30, 2017 and December 31, 2016, and for the six months ended June 30, 2017 and 2016:

	June 30,	December 31,
As of	2017	2016
Total assets	$102,069,673	$63,292,295
Adjusted total assets (Total assets, net of payable for investments purchased)	$95,778,321	$56,044,176
Investments in portfolio companies	$98,451,697	$56,192,783
Net assets	$94,568,957	$55,017,291
Net asset value per share	$9.21	$9.26

	June 30,
Activity for the six months ended	2017	2016
Average net assets	$77,060,921	$7,308,197
Purchases of investments	$81,688,687	$9,310,439
Sales, principal payments and other exits	$40,000,066	$48,583
Net investment income	$1,556,501	$67,596
Net realized gains on investments and foreign currency transactions	$306,858	$368
Net change in unrealized appreciation on investments and foreign currency translation	$(171,923)	$69,786
Net increase in net assets resulting from operations	$1,691,436	$137,750
Total distributions declared	$2,415,624	$155,323
Net investment income before unearned incentive fees per share	$0.19	$0.10
Net investment income per share	$0.19	$0.08
Earnings per share	$0.20	$0.17
Distributions declared per share outstanding for the entire period	$0.29	$0.20

	June 30,
Summary of Common Stock Offering for the six months ended	2017	2016
Gross proceeds, excluding reinvestment of distributions	$40,884,119	$16,019,384
Net proceeds to Company, excluding reinvestments of distributions	$38,977,178	$15,495,678
Reinvestment of distributions	$1,298,676	$22,046
Average net proceeds per share	$9.33	$9.06
Shares issued in connection with Offering, excluding reinvestments of distributions	4,179,149	1,710,974
Shares issued in connection with reinvestment of distributions	139,283	2,424

Business Environment

In the second quarter 2017, the Securities and Exchange Commission issued an order granting co-investment exemptive relief to Corporate Capital Trust II. The order permits Corporate Capital Trust II to participate in Directly Originated Transactions and the opportunity to participate in those investments alongside Corporate Capital Trust, and KKR’s institutional clients and proprietary funds. This will provide Corporate Capital Trust II’s shareholders access to additional investment opportunities.

In addition to the ability to co-invest, the order also allows Corporate Capital Trust II to invest in transactions where KKR has greater control over the structure and terms of deals. This provides Corporate Capital Trust II an opportunity to create more value for its shareholders through proprietary sourcing, credit selection, underwriting and ongoing monitoring. Since obtaining co-investment exemptive relief from the SEC, we will begin to increase our focus on Originated Strategies, including Directly Originated Transactions, as a main element of our investment strategy.

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

We have also noted that current performing high yield bonds spreads are trading between 20% and 32% tighter than long term median spread levels for securities with a duration of between three and six years. We believe duration risk is largely being discounted by investors in favor of higher yields.

In this environment, we believe attractive risk-adjusted returns are available from investments that are (i) isolated from the spread compression in traded markets (i.e. originated credit); (ii) accessible through a vehicle that is immune from pressure to sell assets as market sentiment changes (i.e. closed-end); and (iii) predominantly floating rate. Against this backdrop, we believe that the Company meets these three criteria and is well placed to generate attractive returns for investors. In addition, we believe the Company is well-placed to benefit from the attractive illiquidity premium available to investors that can source and underwrite credit opportunities that cannot (or will not) seek access to broadly syndicated markets.

Portfolio and Investment Activity

Portfolio Investment Activity for the three and six months ended June 30, 2017 and 2016

The following table summarizes our investment activity as of June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016:

	Investment Portfolio
	June 30, 2017	December 31, 2016
Total fair value	$98,451,697	$56,192,783
No. portfolio companies	56	55
No. debt investments	66	58
No. equity/other investments	2	1
Weighted average annual yield of debt investments (1)	8.0%	8.3%

(1)	The weighted average annual yield for our debt investments is computed as (i) the sum of (a) the annual interest rate of each accruing debt investment multiplied by its par amount as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of accruing each debt investment, if any; divided by (ii) the total amortized cost of all accruing debt investments included in the calculated group as of the end of the applicable reporting period. The yield on the Company’s investments does not represent the return to the Company’s shareholders.

	Investment Portfolio Activity Summary
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Purchases of investments:
First lien senior secured loans	$25,483,723	$4,117,076	$52,996,798	$6,149,310
Second lien senior secured loans	7,673,316	1,347,853	13,702,510	2,896,154
Subordinated debt	4,796,565	—	12,201,245	264,975
Equity/Other	2,788,134	—	2,788,134	—

Total	$40,741,138	$5,464,929	$81,688,687	$9,310,439

Sales, principal payments and other exits:
First lien senior secured loans	$10,997,320	$—	$26,387,427	$—
Second lien senior secured loans	4,855,411	—	6,891,211	—
Subordinated debt	5,609,084	21,368	6,721,428	21,368

Total	$21,461,815	$21,368	$40,000,066	$21,368

Portfolio Company Additions	9	12	16	33
Portfolio Company Exits	9	1	15	1
Debt Investment Additions	21	14	30	37
Debt Investment Exits	15	2	21	2

As discussed above under “— Overview,” since obtaining co-investment exemptive relief from the SEC, we have begun to increase our focus on Originated Strategies, including Directly Originated Transactions, as a main element of our investment strategy. Directly Originated Transactions give us the opportunity to participate in those investments alongside KKR’s institutional clients and proprietary funds.

The following summarizes our investment activity associated with our investment focus on new originated debt investments during the six months ended June 30, 2017 and the status of originated investments held in the Investment Portfolio as of June 30, 2017:

Directly Originated Transactions Activity for the Six Months Ended	2017
Number of investments, by issuer	1
Total amount of investments, at cost (1)	$1,364,344
Percentage of total investment activity	1.7%
Fee income recognized in connection with directly originated investments	$—

Originated Strategies Transactions Activity for the Six Months Ended	2017
Number of investments, by issuer	3
Total amount of investments, at cost (1)	$4,800,633
Percentage of total investment activity	5.9%

Directly Originated Transactions Summary as of	June 30, 2017
Total investments, at fair value	$1,364,344
Percentage of total investment portfolio, at fair value	1.4%
Weighted average annual yield of debt investments (2)(3)	8.5%

Originated Strategies Investment Summary as of	June 30, 2017
Total investments, at fair value	$6,076,657
Percentage of total investment portfolio, at fair value	6.2%
Weighted average annual yield of debt investments (2)(3)	9.6%

(1)	The total amount of investments, at cost, includes new issuers during the reporting periods and any follow-on investments from existing issuers.
(2)	The weighted average annual yield on debt investments is based on amortized cost as of the end of the applicable period. The weighted average annual yield for our debt investments is computed as (i) the sum of (a) the annual interest rate of each accruing debt investment multiplied by its par amount as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of accruing each debt investment, if any; divided by (ii) the total amortized cost of all accruing debt investments included in the calculated group as of the end of the applicable reporting period.
(3)	The weighted average annual yield of originated debt investments is higher than what investors in our Company will realize because it does not reflect expenses of the Company or any sales load. Total investment return – net price and total investment return – net asset value were 2.32% and 2.62%, respectively, for the six months ended June 30, 2017 and 2.75% and 2.75%, respectively, for the six months ended June 30, 2016. See Note 10. “Financial Highlights” in our unaudited condensed consolidated financial statements for information on how such returns were calculated.

The changes in the fair value of our investment portfolio are directly related to (i) the changes in their cost basis as a result of incremental purchases and (ii) the changes in fair value for assets held at the beginning and end of the period. The net change in unrealized appreciation for the six months ended June 30, 2017 was $(171,923). See “Results of Operations – Net Change in Unrealized Appreciation or Depreciation” below for further details relating to the changes.

	June 30, 2017		December 31, 2016
Asset Category	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior debt
First lien senior secured loans	$64,565,044	$64,520,251	$39,078,146	$39,685,517
Second lien senior secured loans	19,061,747	19,390,744	10,433,488	10,571,654

Total senior debt	83,626,791	83,910,995	49,511,634	50,257,171
Subordinated debt	11,414,566	11,696,731	5,881,541	5,878,064
Equity/Other	2,850,557	2,843,971	62,424	57,548

Total	$97,891,914	$98,451,697	$55,455,599	$56,192,783

The weighted average yield on debt investments at amortized cost and fair value held in our investment portfolio as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017	December 31, 2016
Asset Category	Investment Portfolio at Amortized Cost (2)	Investment Portfolio at Amortized Cost (2)
Senior debt (1)
First lien senior secured loans	7.60%	8.4%
Second lien senior secured loans	9.66%	9.1%
Subordinated debt(1)	7.39%	6.4%

(1)	The weighted average yield on debt investments is based on amortized cost as of the end of the applicable period. The weighted average yield for our debt investments is computed as, (i) the sum of (a) the annual interest rate of each accruing debt investment multiplied by its par amount as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing debt investment, if any; divided by (ii) the total amortized cost of all accruing debt investments included in the calculated group as of the end of the applicable reporting period.
(2)	The yield on the Company’s investments does not represent the return to the Company’s shareholders.

The following table presents a summary of interest rate and maturity statistics for the debt investments, based on par value, in our investment portfolio as of June 30, 2017 and December 31, 2016:

Floating interest rate debt investments:	June 30, 2017		December 31, 2016
Percent of debt portfolio	88.6%		89.8%
Percent of floating rate debt investments with interest rate floors	100.0%		100.0%
Weighted average interest rate floor	1.0%		1.0%
Weighted average coupon spread to base rate	569	bps	572	bps
Weighted average years to maturity	4.7		5.2

Fixed interest rate debt investments:
Percent of debt portfolio	11.4%		10.2%
Weighted average coupon rate	7.84%		7.43%
Weighted average years to maturity	6.8		5.3

All of our floating interest rate debt investments have base rate reset frequencies of less than twelve months with the majority resetting at least quarterly. The three-month LIBOR, the most prevalent index employed among our floating interest rate debt investments, ranged between 1.00% and 1.30%, and 0.61% and 0.69% during the six months ended June 30, 2017 and 2016, respectively, and was 1.30% and 1.00% on June 30, 2017 and December 31, 2016, respectively. Base rate resets for floating interest rate investments will only result in interest income increases when the reset base interest rate exceeds the associated interest rate floor.

Our weighted forward looking annual yield on debt investments was 8.0% and 8.3% as of June 30, 2017 and December 31, 2016, respectively. Total investment return -net price and total investment return-net asset value were 2.32% and 2.62%, respectively, for the six months ended through June 30, 2017. See Note 10. “Financial Highlights” in our unaudited condensed financial statements.

The following table shows the credit ratings of the investments in our investment portfolio, based upon the rating scale of Standard & Poor’s Ratings Services, as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
Standard & Poor’s rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
BB	$—	—%	$1,399,495	2.5%
BB-	4,885,309	5.0	993,992	1.8
B+	8,831,610	9.0	11,455,615	20.4
B	29,341,971	29.8	18,309,957	32.5
B-	22,712,215	23.1	10,978,083	19.5
CCC+	23,406,522	23.8	8,887,616	15.8
CCC	4,265,420	4.3	2,445,781	4.4
CCC-	800,335	0.8	1,664,696	3.0
Not Rated	4,208,315	4.2	57,548	0.1

Total	$98,451,697	100.0%	$56,192,783	100.0%

The following table presents a summary of our investment portfolio arranged by industry classifications of the portfolio companies as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Capital Goods	$18,920,570	19.2%	$12,571,442	22.5%
Software & Services	16,034,913	16.3	7,657,545	13.6
Retailing	15,608,616	15.8	7,443,502	13.2
Materials	14,943,891	15.2	2,292,220	4.1
Health Care Equipment & Services	14,598,953	14.8	5,777,348	10.3
Commercial & Professional Services	5,332,624	5.4	4,673,366	8.3
Consumer Services	3,850,978	3.9	3,387,303	6.0
Media	2,764,037	2.8	1,914,534	3.4
Transportation	1,836,807	1.9	526,795	0.9
Food, Beverage & Tobacco	1,608,654	1.6	1,561,466	2.8
Food & Staples Retailing	1,122,748	1.1	2,263,161	4.0
Consumer Durables & Apparel	998,822	1.0	1,012,382	1.8
Technology Hardware & Equipment	568,737	0.6	2,264,964	4.0
Pharmaceuticals, Biotechnology & Life Sciences	261,347	0.4	262,572	0.5
Telecommunications Services	—	—	1,589,068	2.8
Utilities	—	—	995,115	1.8

Total	$98,451,697	100.0%	$56,192,783	100.0%

All portfolio companies held at June 30, 2017 and December 31, 2016 were denominated in U.S. dollars.

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

We may borrow funds to make investments, including before we have fully invested the proceeds of our Offering, to the extent we determine that leveraging our portfolio would be appropriate. On July 14, 2017, the Company entered into a senior secured revolving credit agreement. See Note 11. “Subsequent Events” in our unaudited condensed financial statements for information regarding the credit agreement.

Liquidity

During the six months ended June 30, 2017, proceeds from sales of investments and principal payments totaled $40.0 million. In addition, distributions reinvested in the Company as a percentage of total distributions and distributions reinvested for the six months ended June 30, 2017 was 54% and $1.3 million. As of June 30, 2017, we had approximately $1.2 million of cash.

In addition to liquidity derived from cash flows from operations, including investment sales and repayments, our distribution reinvestment plan and Expense Support Payments received from our Advisors, we continue to raise capital through our Offering. As of June 30, 2017, we had approximately 265 million additional shares of common stock available for sale through the Offering. Proceeds from any sales of these shares will provide us additional liquidity. During the period from July 14, 2017 through August 11, 2017, the Company received additional net proceeds of approximately $6.7 million from its Offering, including amounts reinvested through its distribution reinvestment plan.

On March 16, 2017, the board of trustees approved an amended and restated Managing Dealer Agreement between the Company and the Managing Dealer and approved an amended and restated Distribution and Shareholder Servicing Plan for the Company (the “Plan”). The new Managing Dealer Agreement and the Plan became effective on April 28, 2017, when the post-effective amendment to our registration statement on Form N-2 (File No. 333-199018) describing the new Managing Dealer Agreement and the Plan was declared effective by the SEC. The new Managing Dealer Agreement and the Plan lowers the ongoing distribution and shareholder servicing fee paid to the Managing Dealer from an annualized rate of 1.25% to an annualized rate of 1.00% of the Company’s net asset value per share. In addition, under the new Managing Dealer Agreement, the Company will cease paying the ongoing distribution and shareholder servicing fee when the total underwriting compensation paid from the upfront selling commissions, upfront dealer manager fees, and ongoing distribution and shareholder servicing fees attributable to our shares equals 8.5% of the aggregate gross offering proceeds from shares sold in the offering, excluding shares issued through the distribution reinvestment plan. The new Managing Dealer Agreement also removed the contingent deferred sales charge upon redemption of Company shares.

On July 14, 2017 the Company entered into a senior secured revolving credit agreement (the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility (the “Revolving Credit Facility”) consisting of loans to be made in dollars and other foreign currencies in an initial aggregate principal amount of $70 million. Availability under the Revolving Credit Facility will terminate on July 14, 2019 (the “Revolver Termination Date”) and the outstanding loans under the Revolving Credit Facility will mature on July 14, 2020. The Revolving Credit Facility also requires mandatory prepayment of interest and principal upon certain events during the term-out period commencing on the Revolver Termination Date. The stated borrowing rate under the Revolving Credit Facility is based on LIBOR plus an applicable spread of 2.75% or on an “alternate base rate” (which is the highest of the prime rate, the federal funds rate plus 0.50%, three-month LIBOR plus 1.00%, and zero) plus an applicable spread of 1.75%. ING Capital LLC serves as administrative agent, bookrunner and lead arranger under the Revolving Credit Facility. The Revolving Credit Facility includes an “accordion” feature that allows the Company, under certain circumstances, to increase the size of the facility to a maximum of $200 million. Under the Revolving Credit Facility, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities. As of August 11, 2017, the Company had borrowed $6 million from the Revolving Credit Facility. The Company will use the $6 million in borrowings to make investments in debt of portfolio companies.

Commitments and Contingencies

See Note 9 “Commitments and Contingencies” in our unaudited condensed financial statements for information on our commitments and contingencies as of June 30, 2017.

Distributions to Shareholders

We pay monthly distributions to our shareholders in the form of cash. Shareholders may elect to reinvest their distributions as additional shares of our common stock under our distribution reinvestment plan. Dividends are taxable to our shareholders even if they are reinvested in additional shares of our common stock. The following table reflects the cash distributions per share and the total amount of distributions that we have declared on our common stock during the six months ended June 30, 2017 and 2016:

	Per Share	Amount
Quarter ended:
March 31, 2017 (13 record dates)	$0.146250	$1,020,988
June 30, 2017 (13 record dates)	0.146250	1,394,636

	$0.292500	$2,415,624

Quarter ended:
March 31, 2016 (5 record dates)	$0.054520	$30,301
June 30, 2016 (13 record dates)	0.141752	125,022

	$0.196272	$155,323

Approximately 54% of the distributions declared during the six months ended June 30, 2017 were reinvested in shares of our common stock by participants through our dividend reinvestment plan and the reinvested distributions represent an additional source of capital to us. See Note 6 “Distributions” in our unaudited condensed financial statements for additional disclosures on distributions.

We had sufficient taxable income to support 100% of our declared distributions during the year ended December 31, 2016. We do not expect to use equity capital to pay distributions to shareholders in the future nor do we expect any portion of our distributions paid in 2017 to be treated as a return of capital for tax purposes. We routinely disclose the sources of funds used to pay distributions to our shareholders in periodic reports that accompany (i) quarterly account statements and (ii) monthly distribution checks that are prepared and sent directly by our transfer agent to our shareholders. See Note 6 “Distributions” in our unaudited condensed financial statements for a discussion of the sources of funds used to pay distributions on a GAAP basis for the periods presented.

Expense Support and Reimbursement Arrangements with Our Advisors

The Advisors have incurred on our behalf organization and offering expenses totaling approximately $4.9 million as of June 30, 2017. Under the terms of the Investment Advisory and Sub-Advisory Agreements, respectively, upon satisfaction of the minimum offering requirement, CNL and KKR are entitled to receive up to 1.50% of gross proceeds raised in our offering until all organization and offering costs funded by CNL and KKR or its affiliates have been recovered. Offering expenses consist of costs incurred by CNL and KKR and their affiliates on the Company’s behalf for legal, accounting, printing and other offering expenses, including costs associated with technology integration between the Company’s systems and those of our participating broker-dealers, permissible due diligence reimbursements, marketing expenses, salaries and direct expenses of CNL’s and KKR’s employees, employees of their affiliates and others while engaged in registering and marketing the shares, which includes development of marketing materials and marketing presentations and training and educational meetings and generally coordinating the marketing process for the Company. Any such reimbursements will not exceed actual expenses incurred by CNL and KKR and their affiliates. CNL and KKR are responsible for the payment of our organization and offering expenses to the extent that these expenses exceed 1.5% of the gross proceeds from the Offering, without recourse against or reimbursement by us.

The Advisors waived all reimbursement of organization and offering expenses to which they are entitled to from March 1, 2016 (the date the Company satisfied the “minimum offering requirement”) through April 30, 2017. The waiver of the reimbursement requirements did not reduce the amount of organization and offering expenses incurred by the Advisors that is eligible for reimbursement in future periods. The Advisor’s waiver of organization and offering expense reimbursement temporarily reduced our operating expenses. The Company reimbursed $87,839 of organization costs to two Advisors for the period May 1, 2017 through June 30, 2017. After the expiration of the waiver period on April 30, 2017, the Company began reimbursement of organization and offering expenses.

The Company has entered into an Expense Support and Conditional Reimbursement Agreement, as amended (the “Expense Support Agreement”) with CNL and KKR (the “Advisors”) pursuant to which the Advisors jointly and severally agree to pay to the Company some or all operating expenses (an “Expense Support Payment”) for each month during the Expense Support Payment Period (as defined below) in which the Company’s board of trustees declares a distribution to its shareholders. The “Expense Support Payment Period” began on March 1, 2016, the date the Company’s minimum offering requirement was satisfied, and ends on September 30, 2017. The Advisors are entitled to be reimbursed promptly by the Company (a “Reimbursement Payment”) for

Expense Support Payments made with respect to any class of common stock, subject to the limitation that no Reimbursement Payment may be made by the Company to the extent that it would cause the Company’s Other Operating Expenses (as defined in the Expense Support Agreement) for such class of common stock to exceed the lesser of (A) 1.75% of average net assets attributable to common shares on an annualized basis after taking such payment into account and (B) the percentage of our average net assets attributable to shares of such class of common stock represented by Other Operating Expenses (as defined in the Expense Support Agreement) during the period in which such Expense Support Payment from the Advisors was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an Expense Support Payment from the Advisors made during the same period). Additionally, reimbursement payments shall only be made to the extent that they do not exceed estimated taxable income taxes before reimbursement. Notwithstanding anything to the contrary in the Expense Support Agreement, no Reimbursement Payment shall be made with respect to any class of common stock if the effective rate of distributions per share on such class of common stock declared by the Company at the time of such Reimbursement Payment is less than the effective rate of distributions per share on such class of common stock at the time the Expense Support Payment was made to which such Reimbursement Payment relates. For this purpose, “effective rate of distributions per share” means actual declared distribution rate per share exclusive of return of capital, if any. The eligibility for reimbursement by the Company of Expense Support Payments will terminate three years from the date on which such Expense Support Payment was paid or waived. As of June 30, 2017, the amount of Expense Support Payments provided by the Advisors since inception is $3,456,189.

Results of Operations

As of June 30, 2017, the fair value of our investment portfolio totaled $98.5 million. The majority of our investments at June 30, 2017 consisted of debt investments. See the section entitled “Portfolio and Investment Activity” above for a discussion of the general terms and characteristics of our investments, and for information regarding investment activities during the six months ended June 30, 2017 and 2016.

The following is a summary of our operating results for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total investment income	$1,790,587	$111,025	$3,023,673	$112,518
Net operating expense (1)	854,256	33,808	1,467,172	44,922

Net investment income	936,331	77,217	1,556,501	67,596

Net realized gains	143,484	368	306,858	368
Net change in unrealized appreciation	(195,648)	40,719	(171,923)	69,786

Net increase in net assets resulting from operations	$884,167	$118,304	$1,691,436	$137,750

(1)	Net of expense support of $602,424, $639,585, $1,260,398 and $844,005 for the three and six months ended June 30, 2017 and 2016, respectively.

Investment income

Investment income consisted of the following for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest income	$1,766,819	$109,878	$2,977,532	$111,371
Fee income	23,768	1,147	46,141	1,147

Total investment income	$1,790,587	$111,025	$3,023,673	$112,518

As of June 30, 2017, our weighted average annual yield on our accruing debt investments was 8.0% based on amortized cost, as defined above in “Portfolio and Investment Activity.” The weighted average annual yield on debt investments is higher than what investors in our Company will realize because it does not reflect expenses of the Company or any sales load. As of June 30, 2017, approximately 88.6% of our debt investments had floating rate interest; therefore, changes in interest rates could have a material impact on our interest income in the future. Our fee income consists of transaction-based fees and is non-recurring. See Note 7. “Fee Income” in our unaudited condensed financial statements for additional information on fee income. See Item 3. “Quantitative and Qualitative Disclosures about Market Risk” for further information on the impact interest rate changes could have on our results of operations.

We commenced investment operations on March 1, 2016. Interest income for the six months ended June 30, 2017 and 2016 was $2,977,532 and $111,371, respectively. The increase in interest income was due primarily to the growth of our portfolio of investments. The Company had investments at fair value of $98,451,697 and $9,347,082 as of June 30, 2017 and 2016, respectively. We believe that our interest income is not representative of either our stabilized performance or our future performance. We expect an increase in interest income in future periods due to an increasing base of investments that we expect to result from the expected increase in capital available for investment as related to our Offering.

Operating expenses

Our operating expenses for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Investment advisory fees	$521,391	$52,990	$891,490	$60,483
Professional services	195,024	338,608	431,416	471,142
Distribution and shareholder servicing fees	235,380	25,441	435,066	30,742
Administrative services	206,949	112,402	392,838	140,608
Other	44,040	14,350	124,784	17,874
Custodian and accounting fees	83,653	48,443	153,639	64,591
Trustee fees and expenses	52,356	48,485	103,314	65,000
Organization expenses	87,839	—	87,839	—
Insurance	41,222	24,307	80,539	24,307
Performance-based incentive fees	(11,174)	8,367	26,645	14,180

Total operating expenses	1,456,680	673,393	2,727,570	888,927
Expense support	(602,424)	(639,585)	(1,260,398)	(844,005)

Net operating expenses	$854,256	$33,808	$1,467,172	$44,922

Operating expenses were offset partially by the Advisors’ Expense Support Payments. We consider the following expense categories to be relatively fixed in the near term: administrative services, trustee fees and expenses and custodian and accounting fees. Variable operating expenses include professional services, investment advisory fees, performance–based incentive fees, distribution and shareholder servicing fees, and a component of other operating expenses related to transfer agency services and shareholder services. We expect these variable operating expenses to increase either in connection with the growth in the asset base (investment advisory fees, performance-based incentive fees, organization and offering fees, and interest expense), the number of shareholders and open accounts (transfer agency services and shareholder services, distribution and shareholder servicing fees) and the complexity of our investment processes and capital structure (professional services).

Organization and offering expenses

Organization expenses and other operating expenses relating to the formation of the Company are expensed on our statement of operations. Offering expenses will be capitalized on our statements of assets and liabilities as deferred offering expenses and expensed to our statement of operations over a 12-month period, noting, however, the deferral period will not exceed 12 months from the date the Advisors incurred the offering expenses.

Investment advisory fees and performance-based incentive fee

Our investment advisory fees are calculated at an annual rate of 2% of our average gross assets.

Our Advisors are also eligible to receive incentive fees based on our performance. Our performance-based incentive fees, which are comprised of two parts, consisted of the following for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Subordinated incentive fee on income	$—	$—	$—	$—
Incentive fee on capital gains	(11,174)	8,367	26,645	14,180

Total performance-based incentive fees	$(11,174)	$8,367	$26,645	$14,180

A subordinated incentive fee on income is payable to our Advisors each calendar quarter if our pre-incentive fee net investment fee income (as defined in the Investment Advisory Agreement and approved by our board of trustees) exceeds the 1.75% quarterly preference return to our shareholders (the ratio of pre-incentive fee net investment income divided by average adjusted capital). We did not incur any subordinated incentive fee on income during the six months ended June 30, 2017.

The annual incentive fees on capital gains recorded for GAAP purposes is equal to (i) 20% of our realized and unrealized capital gains on a cumulative basis since inception, net of all realized capital losses and unrealized depreciation on a cumulative basis from inception, less (ii) the aggregate amount of any previously paid incentive fees on capital gains. For financial reporting purposes, in accordance with GAAP, we include unrealized appreciation on our investment portfolio in the calculation of incentive fees on capital gains; however, such amounts are not payable by us unless and until the net unrealized appreciation is actually realized. A significant portion of incentive fees on capital gains is accrued with respect to net unrealized appreciation in our investment portfolio, although no such incentive fee is actually payable by us with respect to such net unrealized appreciation unless and until the net unrealized appreciation is actually realized in a cumulative amount that exceeds any unrealized depreciation in our portfolio. The actual amount of incentive fees on capital gains that are due and payable to the Advisors is determined at the end of the calendar year. As of June 30, 2017, the cumulative realized gains were $0.4 million and the unrealized depreciation on our investment portfolio was $0.8 million, therefore the Advisors have not received, nor earned, any payment of incentive fees on capital gains since inception of the Company.

See “—Contractual Obligations —Investment Advisory Agreements,” below for further details about the performance-based incentive fees.

Net realized gains

For the six months ended June 30, 2017 and 2016, the Company had proceeds from sales of investments of $29,962,295 and $21,368 and recognized $304,069 and $368 in realized gains from the sale of investments, respectively.

Net change in unrealized appreciation or depreciation

For the three and six months ended June 30, 2017 and 2016, net unrealized appreciation consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Investments	$(199,759)	$40,719	$(177,401)	$69,786
Foreign currency translation	4,111	—	5,478	—

Total net unrealized appreciation	$(195,648)	$40,719	$(171,923)	$69,786

For the three and six months ended June 30, 2017 and 2016, net change in unrealized appreciation and depreciation on investments consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net change in unrealized appreciation (depreciation) on investments:
Unrealized appreciation	$208,344	$73,706	$402,223	$117,256
Unrealized depreciation	(408,103)	(32,987)	(579,624)	(47,470)

Total net unrealized appreciation (depreciation)	$(199,759)	$40,719	$(177,401)	$69,786

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

Adjusted net investment income

Our net investment income totaled $936,331 (or $0.10 per share) and $1,556,501 (or $0.19 per share) for the three and six months ended June 30, 2017, respectively. As described above in “Investment advisory fees and performance-based incentive fees,” we accrue estimated performance-based incentive fees with respect to any net realized and unrealized appreciation in our investment portfolio. The performance-based incentive fees are treated as an operating expense and therefore are a deduction in calculating our net investment income on a GAAP basis. However, our net realized and unrealized appreciation on our investment portfolio that partly determine these fees are not included in net investment income. Therefore, in order to evaluate our net investment income without regard to realized and unrealized appreciation in our investment portfolio, including the impact of related accrued performance-based fees, we have developed a supplemental, non-GAAP measure, which we refer to as “adjusted net investment income,” which presents net investment income before the effects of unearned performance-based incentive fees. Adjusted net investment income is also impacted by the Expense Support Payments and reimbursements.

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

The following table presents a reconciliation of our net investment income to adjusted net investment income for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net investment income (GAAP)	$936,331	$77,217	$1,556,501	$67,596
Deduct: Expense Support	(602,424)	(639,585)	(1,260,398)	(844,005)
Add: Estimated unearned performance-based incentive fees	(11,174)	8,367	26,645	14,180

Adjusted net investment income (loss) (non-GAAP)	$322,733	$(554,001)	$322,748	$(762,229)

Net investment income per share (GAAP)	$0.10	$0.09	$0.19	$0.08

Adjusted net investment income (loss) per share (non-GAAP)	$0.03	$(0.62)	$0.04	$(0.94)

Net Assets, Net Asset Value per Share and Annual Investment Return and Total Return Since Inception

Net assets increased $39.55 million and $15.50 million during the six months ended June 30, 2017 and 2016, respectively. The most significant increase in net assets during the six months ended June 30, 2017 and 2016 was attributable to capital transactions including the issuance of shares of common stock of $40.28 million and $15.52 million, respectively. Our operations resulted in net assets increasing $1.69 million and $0.14 million during the six months ended June 30, 2017 and 2016, respectively. Our overall increase in net assets was partially offset by distributions to shareholders in the amount of $2.41 million and $0.16 million during the six months ended June 30, 2017 and 2016, respectively.

Our net asset value per share was $9.21 and $9.05 on June 30, 2017 and 2016, respectively. After considering (i) the overall changes in net asset value per share, (ii) distributions paid of approximately $0.29 and $0.20 per share during the six months ended June 30, 2017 and 2016, respectively, and (iii) the assumed reinvestment of those distributions at 95.25% of the prevailing offering price per share, the total investment return was 2.32% and 2.75% (not annualized) for shareholders who held our shares over the entire six months ended June 30, 2017 and 2016, respectively.

Initial shareholders who subscribed to the Initial Offering in March 2016 with an initial investment of $10,000 and an initial purchase price equal to $9.45 per share (public offering price including all sales loads) have seen the value of their investment grow by 6.0% (see charts below). Initial shareholders who subscribed to the Initial Offering in March 2016 with an initial investment of $10,000 and an initial purchase price equal to $9.00 per share (the initial public offering price excluding sales load and distribution and shareholder servicing fees) have registered a total investment return of 13.1% (see charts below). The S&P/LSTA Leveraged Loan Index, a primary measure of senior debt covering the U.S. leveraged loan market, which currently consists of approximately 1,100 credit facilities throughout numerous industries, and the Merrill Lynch US High Yield Master II Index, a primary measure of subordinated debt consisting of approximately 2,000 high yield corporate bonds, registered cumulative total returns of approximately 13.5% and 23.6%, respectively, in the period from March 1, 2016 to June 30, 2017.

Growth of $10,000 Initial Investment(1)
$13,000
$12,500
$12,000
$11,500
$11,000
$10,500
$10,000
$9,500
$9,000
$12,362
$11,351
$11,309
$10,599
Mar-2016
Mar-2016
Apr-2016
May-2016
Jun-2016
Jul-2016
Aug-2016
Sep-2016
Oct-2016
Nov-2016
Dec-2016
Jan-2017
Feb-2017
Mar-2017
Apr-2017
May-2017
Jun-2017
CCT II (excluding sales load and distribution and shareholder servicing fees) (2)
CCT II (including sales load and distribution and shareholder servicing fees) (3)
S&P/LSTA Leverage Loan Index
Merrill Lynch High Yield Master II Index

(1)	Cumulative performance: March 1, 2016 to June 30, 2017
(2)	Excludes upfront sales load and distribution and shareholder serving fee.
(3)	Includes upfront sales load and distribution and shareholder servicing fee.

The calculations for the Growth of $10,000 Initial Investment in the shares of our common stock are based upon (i) an initial investment of $10,000 in our common stock at the beginning of the period at a share price of $9.45 per share (including sales load and distribution and shareholder servicing fees) and $9.00 per share (excluding sales load and distribution and shareholder servicing fees), (ii) assumed reinvestment of monthly distributions in accordance with our distribution reinvestment plan, (iii) the sale of the entire investment position at the net asset value per share on the last day of the period; and (iv) distributions payable, if any, on the last day of the period.

	Since Inception (March 1, 2016)	Trailing 12 Months
Public Offering Price/Share	$9.45	$9.55
Net Offering Price/Share	$9.00	$9.10
Distributions/Share	$0.78	$0.58
Terminal Value/Share (NAV)	$9.21	$9.21

In the chart above, we also present the average annual returns for the trailing 12 months, assuming (i) the purchase of shares of common stock at the public offering price and net offering price (95.25% of public offering price) at the beginning of the period, (ii) reinvestment of distributions in the common stock, (iii) a terminal value at June 30, 2017 equal to net asset value of $9.21 per share and (iv) distributions payable to shareholders as of June 30, 2017.

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

The table below presents information on investments classified as Level 3 as of June 30, 2017:

As of	June 30, 2017	December 31, 2016
Fair value of investments classified as Level 3	$5,471,822	$673,164
Total fair value of investments	$98,451,697	$56,192,783
% of fair value classified as Level 3	5.6%	1.2%
Number of positions classified as Level 3	5	2
Total number of positions	68	59
% of positions classified as Level 3	7.4%	3.4%
Fair value of individual positions classified as Level 3:
Highest fair value	$2,788,132	$615,616
Lowest fair value	$55,839	$57,548
Average fair value	$1,094,364	$336,582

The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of June 30, 2017 are described in Note 5. “Fair Value of Financial Instruments” in our financial statements, as well as the directional impact to the valuation from an increase in various unobservable inputs.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2017.

Contractual Obligations

Investment Advisory Agreements – We have entered into the Investment Advisory Agreement with CNL for the overall management of our investment activities. We and CNL have also entered into the Sub-Advisory Agreement with KKR, under which KKR is responsible for the day-to-day management of our investment portfolio. CNL compensates KKR for advisory services that it provides to us with 50% of the base management fees and performance-based incentive fees that CNL receives under the Investment Advisory Agreement. Pursuant to the Investment Advisory Agreement, CNL earns a base management fee equal to an annual rate of 2% of our average gross assets and an incentive fee based on our performance. The incentive fee comprises the following two parts:

•	An incentive fee on net investment income, or the subordinated incentive fee on income, which is calculated and payable quarterly in arrears and is based upon our pre-incentive fee net investment income for the calendar quarter. The quarterly incentive fee on net investment income is (a) 100% of the pre-incentive fee net investment income between 1.75% and 2.1875% of average adjusted capital, plus (b) 20% of pre-incentive fee net investment income in excess of 2.1875% of average adjusted capital. Adjusted capital is defined as cumulative proceeds generated from sales of our common stock, including proceeds from our distribution reinvestment plan, net of sales load (upfront sales commissions and upfront dealer manager fees) reduced for (i) distributions paid to our shareholders that represent return of capital on a tax basis and (ii) amounts paid for share repurchases pursuant to our share repurchase program. Average adjusted capital is computed on the daily adjusted capital for the actual number of days in the quarter. The quarterly preference return of 1.75% and upper level breakpoint of 2.1875% are also adjusted for the actual number of days in each calendar quarter. For purposes of computing the subordinated incentive fee on income, net interest, if any, associated with a derivative or swap, (which represents the difference between (i) the interest income and fees received in respect of the reference assets of the derivative or swap and (ii) the interest expense paid by us to the derivative or swap counterparty) is included in pre-incentive fee net investment income for purposes of the subordinated incentive fee on income.

•	An incentive fee on capital gains, which is calculated and payable in arrears as of the end of each calendar year. It is equal to 20% of our realized capital gains on a cumulative basis from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees on capital gains. For purposes of computing the incentive fee on capital gains, realized gains and realized losses on the disposition of any reference assets, if any, as well as unrealized depreciation on reference assets retained in the derivative or swap, if any, is included on a cumulative basis in the calculation of the incentive fee on capital gains that may be payable annually to our Advisors.

As of June 30, 2017, we had accrued an incentive fee on capital gains of $193,713. See Note 5 “Related Party Transactions” in our financial statements for expanded discussion of the Investment Advisory Agreement and Sub-Advisory Agreement.

The terms of the Investment Advisory Agreement entitle CNL (and indirectly KKR) to receive up to 1.5% of gross proceeds in connection with the Offering as reimbursement for organization and offering expenses incurred by the Advisors on our behalf. The Advisors waived the reimbursement of organization and offering expenses in connection with the Company’s gross capital raised before April 30, 2017. Gross capital raised after April 30, 2017 by the Company will be subject to the maximum organization and offering cost reimbursement of 1.5%. The O&O Reimbursement Waiver does not reduce the amount of organization and offering expenses incurred by the Advisors that are eligible for reimbursement in future periods.

Unfunded Commitments

Unfunded commitments to provide funds to portfolio companies are not recorded on our statements of assets and liabilities. Because these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We estimate that we have sufficient liquidity to fund such unfunded loan commitments should the need arise. As of June 30, 2017, our unfunded commitments are as follows:

Category / Company
Unfunded Equity:
Polyconcept North America Holdings LLC	$25,737
Unfunded Term Loan Commitments:
Wheels Up Partners LLC	3,308,765
Staples Canada Inc.	4,756,711

Total Unfunded Commitments	$8,091,213

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

As of June 30, 2017, approximately 88.6% of our portfolio of debt investments, or approximately $86.4 million measured at par value, featured floating or variable interest rates. The variable interest rate debt investments usually provide for interest payments based on three-month LIBOR (the base rate) and typically have durations of three months after which the base rates are reset to then prevailing three-month LIBOR. As of June 30, 2017, 100% of our portfolio of variable interest rate debt investments, or approximately $86.4 million measured at par value, featured minimum base rates, or base rate floors, and the weighted average base rate floor for such investments was 1.0%. Variable interest rate investments that feature a base rate floor generally reset to the then prevailing three-month LIBOR only if the reset base rate exceeds the base rate floor on the applicable interest rate reset date, in which cases we may benefit through an increase in interest income from such interest rate adjustments.

Approximately 11.4% of our debt investment portfolio was invested in fixed interest rate, high yield corporate debt investments as of June 30, 2017. Rising market interest rates will most likely lead to fair value declines for high yield corporate bonds and a decline in the net asset value of our common stock, while declining market interest rates will most likely lead to an increase in bond values.

As of June 30, 2017, 97.5% of our debt investments had prices that are generally available from third party pricing services. We consider these debt investments to be liquid since these types of assets are generally broadly syndicated and owned by a wide group of institutional investors, business development companies, mutual funds and other investment funds. Additionally, this group of assets is susceptible to revaluation, or changes in bid-ask values, in response to sudden changes in expected rates of return associated with these investments.

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

Item 1A. Risk Factors – There have been no material changes to the risk factors previously disclosed in response to Item 1A. to Part I. of our Annual Report on Form 10-K for the fiscal period ended December 31, 2016, except the following:

The following amends and supplements the section of the Prospectus entitled “Risk Factors — Risks Related to Our Advisors and their Respective Affiliates — Our ability to enter into transactions with our affiliates will be restricted” by amending and restating the second paragraph of such section with the following paragraph:

On June 19, 2017, the SEC issued an order granting us exemptive relief that expands our ability to co-invest with certain of our affiliates, including CCT, in privately negotiated transactions. Subject to the conditions specified in the exemptive order, we are now permitted to co-invest with those affiliates in certain additional investment opportunities, including investments originated and directly negotiated by KKR. The KKR allocation policy provides that once an investment has been approved and is deemed to be in our best interest, we will receive a pro rata share of the investment based on capital available for investment in the asset class being allocated. Determinations as to the amount of capital available for investment are based on such factors as: the amount of cash on-hand, existing commitments and reserves, the targeted leverage level, the targeted asset mix and diversification requirements, other investment policies and restrictions, and limitations imposed by applicable laws, rules, regulations or interpretations. However, there can be no assurance that investment opportunities will be allocated to us fairly or equitably in the short term or over time.

The following amends and supplements the section of the Prospectus entitled “Risk Factors — Risks Related to an Investment in Our Common Stock — We may pay distributions from offering proceeds, borrowings or the sale of assets to the extent our cash flows from operations, net investment income or earnings are not sufficient to fund declared distributions” by amending and restating such section with the following:

We may fund distributions from the uninvested proceeds of an offering and borrowings, and we have not established limits on the amount of funds we may use from such proceeds or borrowings to make any such distributions. We may pay distributions from the sale of assets to the extent distributions exceed our earnings or cash flows from operations. Distributions from offering proceeds or from borrowings could reduce the amount of capital we ultimately invest in our investment portfolio. Our previous distributions have been funded in significant part from expense support payments from our Advisors, including the reimbursement of certain operating expenses that will likely be subject to repayment to our affiliates. It is likely that our distributions will continue to be supported by our Advisors in the form of operating expense support payments and the deferral or waiver of investment advisory fees. We may be obligated to repay our Advisors over several years and these repayments will reduce the future distributions that you should otherwise receive from your investment.

The following amends and supplements the section of the Prospectus entitled “Risk Factors — We intend, but are not required, to offer to repurchase our shares on a quarterly basis. As a result, shareholders will have limited opportunities to sell their shares.” by replacing the first sentence of such section with the following sentence:

Beginning on January 31, 2018, and subject to the discretion of our trustees, we intend to commence tender offers, on approximately 10% of our weighted average number of outstanding shares in any 12-month period, to allow you to tender your shares to us on a quarterly basis at a specific offer price that is determined based upon our net asset value as of the last date of the prior quarter prior to the initiation of each tender offer program.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – None.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Mine Safety Disclosures – Not applicable

Item 5.	Other Information – None

Item 6.	Exhibits – The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of August 2017.

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