Form 10-Q
period 2017-09-30
Corporate Capital Trust II
filed 2017-11-13
CIK 1617896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock of the registrant outstanding as of November 8, 2017 was 12,236,307.

CORPORATE CAPITAL TRUST II

Item 1.	Financial Statements

Corporate Capital Trust II

Condensed Statements of Assets and Liabilities

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Investment at fair value:
Non-controlled, non-affiliated investments (amortized cost of $147,307,317 and $55,455,599, respectively)	$148,277,234	$56,192,783
Cash	5,626,838	3,843,177
Interest receivable	1,351,538	332,207
Receivable for investments sold	1,805,377	2,562,122
Principal receivable	70,565	25,163
Unrealized appreciation on foreign currency forward contracts	77,173	—
Receivable from advisors	—	281,497
Prepaid expenses	233,429	55,346

Total assets	157,442,154	63,292,295

Liabilities
Revolving credit facility	31,500,000	—
Payable for investment purchased	15,614,619	7,248,119
Accrued performance-based incentive fees	303,107	167,068
Distributions payable	—	251,754
Accrued trustees’ fees	4,676	1,632
Accrued distribution and shareholder servicing fees	85,848	54,567
Accrued professional services	212,589	186,238
Payable to advisors	221,251	—
Other accrued expenses and liabilities	944,671	365,626

Total liabilities	48,886,761	8,275,004

Commitments and contingencies (Note 11)
Net Assets	$108,555,393	$55,017,291

Components of Net Assets
Preferred stock, $0.001 par value per share, 100,000,000 shares authorized and unissued at September 30, 2017 and December 31, 2016	$—	$—
Common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 11,767,474 and 5,944,203 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	11,767	5,944
Paid-in capital in excess of par value	108,575,786	54,258,832
Undistributed (distributions in excess of) net investment income	(1,043,710)	55,521
Accumulated net realized losses	(35,568)	(35,568)
Accumulated net unrealized appreciation on investments and foreign currency translation	1,047,118	732,562

Net assets	$108,555,393	$55,017,291

Net asset value per share	$9.23	$9.26

See notes to condensed financial statements.

Corporate Capital Trust II

Condensed Statements of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investment income
Interest income	$2,203,821	$326,873	$5,181,353	$438,244
Fee income	338,544	4,770	384,685	5,917

Total investment income	2,542,365	331,643	5,566,038	444,161

Operating expenses
Investment advisory fees	628,397	165,183	1,519,887	225,666
Professional services	64,212	129,162	495,628	600,304
Administrative services	327,037	127,974	719,875	268,582
Custodian and accounting fees	89,623	48,977	243,262	113,568
Interest expense	326,305	—	326,305	—
Trustee fees and expenses	52,123	49,017	155,437	114,017
Organization expenses	117,334	—	205,173	—
Insurance	42,397	40,191	122,936	64,498
Performance-based incentive fees	109,394	96,726	136,039	110,906
Distribution and shareholder servicing fees	251,611	79,074	686,677	109,816
Offering expense	91,280	—	91,280	—
Other	50,126	43,080	174,910	60,954

Total operating expenses	2,149,839	779,384	4,877,409	1,668,311
Expense support	(606,252)	(603,584)	(1,866,650)	(1,447,589)

Net operating expenses	1,543,587	175,800	3,010,759	220,722

Net investment income	998,778	155,843	2,555,279	223,439

Net realized and unrealized gains
Net realized gains on:
Non-controlled, non-affiliated transactions	57,498	71,463	361,567	71,831
Foreign currency transactions	2,989	—	5,778	—

Net realized gains	60,487	71,463	367,345	71,831

Net change in unrealized appreciation on:
Non-controlled, non-affiliated investments	410,134	410,639	232,733	480,425
Foreign currency forward contracts	77,173	—	77,173	—
Foreign currency translation	(828)	2,274	4,650	2,274

Net change in unrealized appreciation	486,479	412,913	314,556	482,699

Net realized and unrealized gains	546,966	484,376	681,901	554,530

Net increase in net assets resulting from operations	$1,545,744	$640,219	$3,237,180	$777,969

Net investment income per share	$0.09	$0.06	$0.28	$0.14

Diluted and basic earnings per share	$0.14	$0.23	$0.35	$0.47

Weighted average number of shares of common stock outstanding (basic and diluted)	11,024,578	2,756,657	9,231,778	1,646,189

Distributions declared per share	$0.15	$0.14	$0.44	$0.34

See notes to condensed financial statements.

Corporate Capital Trust II

Condensed Statements of Changes in Net Assets (unaudited)

	Nine Months Ended September 30,
	2017	2016
Operations
Net investment income	$2,555,279	$223,439
Net realized gains on investments and foreign currency transactions	367,345	71,831
Net change in unrealized appreciation on investments, foreign currency forward contracts and foreign currency translation	314,556	482,699

Net increase in net assets resulting from operations	3,237,180	777,969

Distributions to shareholders from
Net investment income	(2,555,279)	(223,439)
Net realized gains	(367,345)	(71,831)
Distributions in excess of net investment income (Note 7)	(1,099,231)	(245,521)

Net decrease in net assets resulting from shareholders’ distributions	(4,021,855)	(540,791)

Capital share transactions
Issuance of shares of common stock	52,231,322	34,451,942
Reinvestment of shareholders’ distributions	2,091,455	183,613

Net increase in net assets resulting from capital share transactions	54,322,777	34,635,555

Total increase in net assets	53,538,102	34,872,733
Net assets at beginning of period	55,017,291	202,000

Net assets at end of period	$108,555,393	$35,074,733

Capital share activity
Shares issued from subscriptions	5,599,058	3,781,001
Shares issued from reinvestment of distributions	224,213	20,021

Net increase in shares outstanding	5,823,271	3,801,022

Distributions in excess of net investment income at end of period	$(1,043,710)	$(245,521)

See notes to condensed financial statements.

Corporate Capital Trust II

Condensed Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating Activities:
Net increase in net assets resulting from operations	$3,237,180	$777,969
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(145,852,978)	(32,768,960)
Increase in payable for investments purchased	8,366,500	16,480,488
Proceeds from sales of investments	41,656,887	1,470,350
Proceeds from principal payments	13,327,631	113,571
Net realized gain on investments	(361,567)	(71,831)
Net change in unrealized appreciation on investments	(232,733)	(480,425)
Net change in unrealized appreciation on foreign currency forward contracts	(77,173)	—
Net change in unrealized appreciation on foreign currency translation	(4,650)	(2,274)
Amortization of premium/discount – net	(621,692)	(104,529)
Amortization of deferred financing cost	22,529	—
Decrease (increase) in receivable for investments sold	761,349	(749,310)
Increase in principal receivable	(45,356)	(18,634)
Decrease (increase) in receivable from advisors	281,497	(225,073)
Increase in interest receivable	(1,019,331)	(114,657)
Increase in prepaid expenses	(59,315)	(95,577)
Increase in payable to advisors	214,615	—
Increase in accrued professional services	26,351	—
Increase in accrued performance-based incentive fees	136,039	110,906
Increase in accrued distribution and shareholder servicing fees	31,281	32,578
Increase in accrued trustees’ fees	3,044	5,284
Increase in other accrued expenses and liabilities	585,681	562,568

Net cash used in operating activities	(79,624,211)	(15,077,556)

Financing Activities:
Proceeds from issuance of shares of common stock	52,231,322	34,451,942
Borrowings under revolving credit facility	31,500,000	—
Distributions paid	(2,182,154)	(357,178)
Deferred financing costs	(141,296)	—

Net cash provided by financing activities	81,407,872	34,094,764

Net increase in cash	1,783,661	19,017,208
Cash, beginning of period	3,843,177	202,000

Cash, end of period	$5,626,838	$19,219,208

Supplemental disclosure of cash flow information and non-cash financing activities:
Distribution reinvested	$2,091,455	$183,613

Excise taxes paid	$6,107	$—

See notes to condensed financial statements.

Corporate Capital Trust II

Condensed Schedule of Investments (unaudited)

As of September 30, 2017

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)	Cost (d)	Fair Value
First Lien Senior Secured Loan—82.6%
ABB CONCISE Optical Group, LLC	(1)	Retailing	L + 500	1.00%	6/15/2023	$511,008	$509,579	$512,286
ABILITY Network, Inc.	(2)	Health Care Equipment & Services	L + 500	1.00%	5/14/2021	200,711	197,599	202,343
Accuride Corp.	(1)	Capital Goods	L + 700	1.00%	11/17/2023	2,097,251	2,070,447	2,131,331
Acosta Holdco, Inc.	(2)	Commercial & Professional Services	L + 325	1.00%	9/26/2021	2,761,380	2,500,570	2,454,176
Advantage Sales & Marketing, Inc.	(2)	Commercial & Professional Services	L + 325	1.00%	7/23/2021	617,648	589,679	583,681
BakerCorp International, Inc.	(e)(1)	Capital Goods	L + 300	1.25%	2/7/2020	4,576,973	4,416,089	4,430,510
Bay Club, Co.	(2)	Consumer Services	L + 650	1.00%	8/31/2022	2,229,946	2,199,525	2,263,395
Belk, Inc.	(1)	Retailing	L + 475	1.00%	12/12/2022	4,959,569	4,421,970	4,173,353
Commercial Barge Line, Co.	(2)	Transportation	L + 875	1.00%	11/12/2020	534,793	511,043	426,498
David’s Bridal, Inc.	(1)	Retailing	L + 400	1.25%	10/11/2019	398,233	376,958	314,803
DigiCert, Inc.	(e)(1)	Software & Services	L + 475	1.00%	9/20/2024	1,975,230	1,965,354	1,997,451
Distribution International, Inc.	(1)	Retailing	L + 500	1.00%	12/15/2021	7,162,993	6,173,253	6,169,128
FleetPride Corp.	(e)(1)	Capital Goods	L + 400	1.25%	11/19/2019	3,982,759	3,780,408	3,938,789
Foresight Energy, LLC	(e)(f)(1)	Materials	L + 575	1.00%	3/17/2022	3,684,829	3,545,777	3,459,152
Frontline Technologies Group, LLC	(g)(1)	Software & Services	L + 650	1.00%	9/18/2023	4,535,549	4,454,514	4,453,905
Intelsat S.A. (LUX)	(f)(h)(1)	Media	L + 275	1.00%	6/30/2019	3,105,790	3,095,711	3,100,277
JC Penney Corp., Inc.	(f)(1)	Retailing	L + 425	1.00%	6/23/2023	1,029,812	1,022,317	1,004,067
Jo-Ann Stores, Inc.	(3)	Retailing	L + 500	1.00%	10/20/2023	3,506,107	3,475,120	3,361,480

See notes to condensed financial statements.

Corporate Capital Trust II

Condensed Schedule of Investments (unaudited) (continued)

As of September 30, 2017

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)		Cost (d)	Fair Value
Koosharem, LLC	(1)	Commercial & Professional Services	L + 650	1.00%	5/15/2020		$2,501,247	$2,280,038	$2,390,567
MedAssets, Inc.	(2)	Health Care Equipment & Services	L + 450	1.00%	10/20/2022		71,535	72,004	71,847
Monitronics International, Inc.	(e)(1)	Commercial & Professional Services	L + 550	1.00%	9/30/2022		2,032,307	1,990,772	2,021,637
NCI, Inc.	(g)(1)	Software & Services	L + 750	1.00%	8/15/2024		4,341,240	4,287,920	4,292,141
Netsmart Technologies, Inc.	(1)	Health Care Equipment & Services	L + 450	1.00%	4/19/2023		81,015	80,836	82,128
P2 Energy Solutions, Inc.	(f)(1)	Software & Services	L + 400	1.00%	10/30/2020		3,317,070	3,240,323	3,238,289
Paradigm Acquisition Corp.	(1)	Health Care Equipment & Services	L + 500	1.00%	6/2/2022		1,481,061	1,481,061	1,488,466
Polyconcept North America, Inc.	(2)	Consumer Durables & Apparel	L + 475	1.00%	8/16/2023		332,518	329,703	334,182
Quorum Health Corp.	(2)	Health Care Equipment & Services	L + 675	1.00%	4/29/2022		4,679,096	4,665,413	4,752,206
Savers, Inc.	(1)	Retailing	L + 375	1.25%	7/9/2019		1,076,501	993,480	1,011,104
Sequa Corp.	(1)	Materials	L + 550	1.00%	11/28/2021		1,549,365	1,561,686	1,563,170
SIRVA Worldwide, Inc.	(1)	Commercial & Professional Services	L + 650	1.00%	11/22/2022		2,132,436	2,084,419	2,153,760
SMART Global Holdings, Inc.	(f)(g)(4)	Semiconductors & Semiconductor Equipment	P + 400	0.00%	8/9/2022		77,170	77,171	66,776
	(f)(g)(1)		L + 625	1.00%	8/9/2022		3,344,953	3,279,873	3,275,699
Staples Canada, Inc. (CAN)	(f)(g)(h)(5)(CAD)	Retailing	CDOR + 700	1.00%	7/2/2023	C$	5,688,847	4,605,176	4,468,099
Sutherland Global Services, Inc.	(f)(1)	Software & Services	L + 537.5	1.00%	4/23/2021		$3,054,550	2,970,412	2,937,469
	(f)(1)		L + 537.5	1.00%	4/23/2021		711,030	691,445	683,776
Talbots, Inc.	(2)	Retailing	L + 450	1.00%	3/19/2020		1,689,980	1,591,601	1,639,281
TruGreen, LP	(2)	Consumer Services	L + 400	1.00%	4/13/2023		1,577,258	1,592,961	1,598,945
TTM Technologies, Inc.	(e)(f)(1)	Technology Hardware & Equipment	L + 250	0.00%	9/13/2024		9,118	9,072	9,181

See notes to condensed financial statements.

Corporate Capital Trust II

Condensed Schedule of Investments (unaudited) (continued)

As of September 30, 2017

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)	Cost (d)	Fair Value
Utility One Source, LP	(2)	Capital Goods	L + 550	1.00%	4/7/2023	$3,313,585	$3,294,344	$3,404,709
Vencore, Inc. (fka SI Organization, Inc.)	(1)	Capital Goods	L + 475	1.00%	11/23/2019	598,816	598,845	605,178
Vertafore, Inc.	(2)	Software & Services	L + 325	1.00%	6/30/2023	139,531	138,904	140,229
Wheels Up Partners, LLC	(g)(2)	Transportation	L + 710	1.00%	8/1/2024	1,378,125	1,366,627	1,364,633
	(g)(1)		L + 710	1.00%	11/1/2024	551,461	545,958	545,958
WireCo WorldGroup, Inc.	(1)	Capital Goods	L + 550	1.00%	9/29/2023	559,241	558,379	566,408

Total First Lien Senior Secured Loan							$89,694,336	$89,682,463

Second Lien Senior Secured Loan—23.9%
Albany Molecular Research, Inc.	(1)	Pharmaceuticals, Biotechnology & Life Sciences	L + 700	1.00%	8/28/2025	$913,260	$908,740	$928,100
Applied Systems, Inc.	(e)(1)	Software & Services	L + 700	1.00%	9/12/2025	2,623,620	2,623,620	2,713,807
Arclin, Inc.	(1)	Materials	L + 875	1.00%	2/9/2025	424,480	420,468	430,317
BJ’s Wholesale Club, Inc.	(2)	Food & Staples Retailing	L + 750	1.00%	1/27/2025	949,470	940,525	910,067
CTI Foods Holding Co., LLC	(2)	Food, Beverage & Tobacco	L + 725	1.00%	6/28/2021	222,222	207,053	180,833
FleetPride Corp.	(1)	Capital Goods	L + 800	1.25%	5/19/2020	852,944	768,688	825,931
Genoa, a QoL Healthcare Co., LLC	(2)	Health Care Equipment & Services	L + 800	1.00%	10/28/2024	352,940	353,674	362,646
Grocery Outlet, Inc.	(1)	Food & Staples Retailing	L + 825	1.00%	10/21/2022	198,393	185,473	200,130
iParadigms Holdings, LLC	(1)	Software & Services	L + 725	1.00%	7/29/2022	189,244	184,794	184,749
Misys, Ltd. (GBR)	(f)(h)(1)	Software & Services	L + 725	1.00%	6/13/2025	2,813,780	2,825,606	2,871,561
NEP Group, Inc.	(2)	Media	L + 700	1.00%	1/23/2023	239,379	229,488	241,623
Neustar, Inc.	(e)(1)	Software & Services	L + 800	1.00%	8/8/2025	1,807,220	1,780,112	1,834,328

See notes to condensed financial statements.

Corporate Capital Trust II

Condensed Schedule of Investments (unaudited) (continued)

As of September 30, 2017

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)	Cost (d)	Fair Value
Polyconcept North America, Inc.	(2)(g)	Consumer Durables & Apparel	L + 1000	1.00%	2/16/2024	$624,235	$610,761	$637,590
Press Ganey Holdings, Inc.	(2)	Health Care Equipment & Services	L + 725	1.00%	10/21/2024	2,024,940	2,051,597	2,065,439
Sequa Corp.	(e)(1)	Materials	L + 900	1.00%	4/28/2022	3,467,560	3,509,205	3,564,010
Sparta Systems, Inc.	(g)(1)	Software & Services	L + 825	1.00%	7/27/2025	2,437,540	2,401,466	2,378,639
SRS Distribution, Inc.	(e)(2)	Capital Goods	L + 875	1.00%	2/24/2023	2,755,948	2,768,906	2,835,182
Sungard Public Sector, LLC	(g)(1)	Software & Services	L + 850	1.00%	1/30/2025	654,480	648,324	655,972
Vencore, Inc. (fka SI Organization, Inc.)	(1)	Capital Goods	L + 875	1.00%	5/23/2020	460,504	455,152	464,821
WireCo WorldGroup, Inc.	(1)	Capital Goods	L + 900	1.00%	9/30/2024	1,632,350	1,627,143	1,646,127

Total Second Lien Senior Secured Loan							$25,500,795	$25,931,872

Other Senior Secured Debt—3.3%
Avantor, Inc.	(e)(i)	Pharmaceuticals, Biotechnology & Life Sciences	6.00%		10/1/2024	$776,000	$776,000	$794,430
Cornerstone Chemical Co.	(i)	Materials	6.75%		8/15/2024	2,682,000	2,686,516	2,675,295
DJO Finance, LLC	(i)	Health Care Equipment & Services	8.13%		6/15/2021	82,000	78,105	78,515

Total Other Senior Secured Debt							$3,540,621	$3,548,240

Total Senior Debt							$118,735,752	$119,162,575

Subordinated Debt—24.2%
Allegheny Technologies, Inc.	(f)	Materials	7.88%		8/15/2023	$4,350,000	$4,342,590	$4,714,312
Cincinnati Bell, Inc.	(f)(i)(e)	Telecommunication Services	8.00%		10/15/2025	587,000	587,000	589,935
Clear Channel International BV (NLD)	(h)(i)(f)	Media	8.75%		12/15/2020	3,779,000	3,924,925	3,967,950
ClubCorp Club Operations, Inc.	(i)	Consumer Services	8.50%		9/15/2025	4,140,000	4,084,360	4,067,550
Intelsat S.A. (LUX)	(f)(h)	Media	7.25%		10/15/2020	1,334,000	1,272,837	1,283,975

See notes to condensed financial statements.

Corporate Capital Trust II

Condensed Schedule of Investments (unaudited) (continued)

As of September 30, 2017

Company (a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)	Cost (d)	Fair Value
Kenan Advantage Group, Inc.	(i)	Transportation	7.88%		7/31/2023	$2,620,000	$2,725,064	$2,692,050
Pactiv, LLC		Materials	7.95%		12/15/2025	849,000	939,711	955,125
			8.38%		4/15/2027	2,653,000	2,971,460	3,024,420
Solera Holdings, Inc.	(f)(i)	Software & Services	10.50%		3/1/2024	1,849,000	2,097,617	2,104,994
Tenet Healthcare Corp.	(f)	Health Care Equipment & Services	6.75%		6/15/2023	841,000	832,941	806,309
	(f)(i)		7.00%		8/1/2025	31,000	30,696	29,140
Triumph Group, Inc.	(f)(i)	Capital Goods	7.75%		8/15/2025	1,360,000	1,360,000	1,431,400
Vertiv Group Corp.	(i)	Technology Hardware & Equipment	9.25%		10/15/2024	508,000	551,806	571,500

Total Subordinated Debt							$25,721,007	$26,238,660

Equity/Other—2.6%
Misys, Ltd. (CYM), Perpetual Preferred Equity	(h)(j)(f)(g)	Software & Services	L + 1025	1.00%		2,841	$2,788,134	$2,821,178
Polyconcept North America, Inc., Membership Units	(g)*	Consumer Durables & Apparel				624	62,424	54,821

Total Equity/Other							$2,850,558	$2,875,999

TOTAL INVESTMENTS — 136.6%(k)							$147,307,317	$148,277,234

OTHER ASSETS IN EXCESS OF LIABILITIES—(36.6%)								(39,721,841)

NET ASSETS—100.0%								$108,555,393

(a)	Security may be an obligation of one or more entities affiliated with the named company.
(b)	Non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940, as amended (“1940 Act”), unless otherwise indicated. Non-controlled/non-affiliated investments are investments that are neither controlled investments nor affiliated investments.
(c)	Denominated in U.S. dollars unless otherwise noted.
(d)	Represents amortized cost for debt securities and cost for equity investments translated to U.S. dollars.

See notes to condensed financial statements.

Corporate Capital Trust II

Condensed Schedule of Investments (unaudited) (continued)

As of September 30, 2017

(e)	Position or portion thereof unsettled as of September 30, 2017.
(f)	The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of September 30, 2017, 71.3% of the Company’s total assets represented qualifying assets.
(g)	Investments classified as Level 3 whereby fair value was determined by the Company’s Board of Trustees (see Note 2).
(h)	A portfolio company domiciled in a foreign country. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.
(i)	This security was acquired in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 144A thereunder. This security may be resold only in transactions that are exempt from the registration requirements of the Securities Act, normally to qualified institutional buyers.
(j)	The issue of this security may elect at any time to capitalize distributions.
(k)	As of September 30, 2017, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $2,014,271; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $1,044,354; the net unrealized appreciation was $969,917; the aggregate cost of securities for Federal income tax purposes was $147,307,317.
(1)	The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at September 30, 2017 was 1.33%. The current base rate for each investment may be different from the reference rate on September 30, 2017.
(2)	The interest rate on these investments is subject to a base rate of 1-Month LIBOR, which at September 30, 2017 was 1.23%. The current base rate for each investment may be different from the reference rate on September 30, 2017.
(3)	The interest rate on these investments is subject to a base rate of 6-Month LIBOR, which at September 30, 2017 was 1.51%. The current base rate for each investment may be different from the reference rate on September 30, 2017.
(4)	The interest rate on these investments is subject to a base rate of the PRIME rate, which at September 30, 2017 was 4.25%. The current base rate for each investment may be different from the reference rate on September 30, 2017.
(5)	The interest rate on these investments is subject to a base rate of 3-Month Canadian Banker Acceptance Rate, which at September 30, 2017 was 1.42%. The current base rate for each investment may be different from the reference rate on September 30, 2017.
*	Non-income producing security.

See notes to condensed financial statements.

Corporate Capital Trust II

Condensed Schedule of Investments (unaudited) (continued)

As of September 30, 2017

A summary of outstanding financial instruments at September 30, 2017 is as follows:

Foreign Currency Forward Contracts

Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at September 30, 2017	Unrealized Appreciation
CAD	Oct 10, 2019	JP Morgan Chase Bank	C$	5,690,000 Sold	4,642,061	4,564,888	77,173

Total					$4,642,061	$4,564,888	$77,173

Abbreviations:

CAD – Canadian Dollar; local currency investment amount is denominated in Canadian Dollar. C$1 / U.S. $0.80 as of September 30, 2017.

CAN - Canada

GBR - United Kingdom

LUX - Luxembourg

NLD - Netherlands

L = LIBOR - London Interbank Offered Rate, typically 3-Month

P = PRIME - U.S. Prime Rate

CDOR = Canadian Banker Acceptance Rate

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

In June 2017, the Company obtained co-investment exemptive relief from the SEC and began investing in co-investment transactions with affiliates of KKR.

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

Level 2 – Valuation inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. In certain cases, debt and equity securities are valued on the basis of prices from orderly transactions for similar investments in active markets between market participants and provided by reputable dealers or independent pricing services. In determining the value of a particular investment, independent pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices, market transactions in comparable investments, and various relationships between investments. Investments generally included in this category are corporate bonds and loans that are priced based on observable inputs. Investments generally included in this category are corporate bonds and loans, convertible debt indexed to publicly listed securities, foreign currency forward contracts, cross currency and certain over-the-counter derivatives.

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

The Company and its Advisors undertake a multi-step valuation process each quarter for determining the fair value of the Company’s investments, the market prices of which are not readily available, as described below:

•	Each portfolio company or investment is initially valued by the Company’s independent third party valuation firm which provided a valuation range (external valuation) and/or KKR (internal valuation).

•	Valuation recommendations are formulated and documented by KKR and reviewed by KKR’s valuation committee. The KKR valuation committee then provides its valuation recommendation for each portfolio investment, along with supporting documentation, to CNL and the Company.

•	After the Company’s management has substantially completed its review, it forwards the valuation recommendations and supporting documentation for audit committee review.

•	The Company’s board of trustees then discusses the investment valuation recommendations with the Advisors and management and, based on those discussions and the related review process conducted by the Company’s audit committee, determines the fair value of the investments in good faith.

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

The Company utilizes several valuation techniques that use unobservable pricing inputs and assumptions in determining the fair value of its Level 3 investments. The valuation techniques, as well as key unobservable inputs that have a significant impact on the Company’s Level 3 valuations, are described in Note 5. “Fair Value of Financial Instruments.” The unobservable pricing inputs and assumptions may differ by asset and in the application of the Company’s valuation methodologies. The reported fair value estimates could vary materially if the Company had chosen to incorporate different unobservable pricing inputs and other assumptions.

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

Derivative Instruments – The Company’s derivative instruments consists of a foreign currency contract. The Company recognizes all derivative instruments as assets or liabilities at fair value in its condensed financial statements. Derivative contracts entered into by the Company are not designated as hedging instruments, and as a result, the Company presents changes in fair value through net change in unrealized appreciation (depreciation) on derivative instruments in the condensed statements of operations. Realized gains and losses that occur upon the cash settlement of the derivative instruments are included in net realized gains (losses) on derivative instruments in the condensed statements of operations.

Paid In Capital – The Company records the proceeds from the sale of its common stock on a net basis to (i) capital stock and (ii) paid-in capital in excess of par value, excluding up-front selling commissions and dealer manager fees.

Deferred Financing Costs – Financing costs, including upfront fees, commitment fees and legal fees related to the Company’s credit facility are deferred and amortized over the life of the related financing instrument using the straight-line method. The amortization of deferred financing costs is included in interest expense in the condensed statements of operations.

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

2.	Significant Accounting Policies (continued)

Management Fees – The Company incurs a base management fee (recorded as investment advisory fees) and performance-based incentive fees, including (i) a subordinated incentive fee on income and (ii) an incentive fee on capital gains, due to its Advisors pursuant to an investment advisory agreement described in Note 6. “Related Party Transactions.” The two components of performance-based incentive fees are combined and expensed in the condensed statements of operations and accrued as accrued performance-based incentive fees in the condensed statements of assets and liabilities. Pursuant to the terms of the investment advisory agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement) based on the Company’s realized capital gains on a cumulative basis from inception, net of all realized capital losses on a cumulative basis and unrealized depreciation at year end, less the aggregate amount of any previously paid capital gains incentive fees. Although the terms of the investment advisory agreement do not provide for the inclusion of unrealized gains in the calculation of the incentive fee on capital gains, pursuant to relevant authoritative guidance for investment companies, the Company includes unrealized gains in the calculation of the incentive fee on capital gains expense and related accrued incentive fee on capital gains. This accrual reflects the incentive fees that would be payable to the Advisors if the Company’s entire portfolio was liquidated at its fair value as of the balance sheet date even though the Advisors are not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

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

Recent Accounting Pronouncements - In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU further clarifies how the predominance principle should be applied to cash receipts and payments relating to more than one class of cash flows. The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017. The ASU is to be applied retrospectively for each period presented. The Company does not expect this ASU to have a material impact on the Company’s statement of cash flows.

2.	Significant Accounting Policies (continued)

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

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this ASU supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU No. 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the guidance in ASU No. 2014-09 and has the same effective date as the original standard. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, an update on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which includes amendments for enhanced clarification of the guidance. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Revenue from Contracts with Customers (Topic 606), the amendments in this update are of a similar nature to the items typically addressed in the technical corrections and improvements project. Additionally, in February 2017, the FASB issued ASU No. 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, an update clarifying that a financial asset is within the scope of Subtopic 610-20 if it is deemed an “in-substance non-financial asset.” The Company has evaluated the impact of ASU Nos. 2014-09, 2016-08, 2016-10, 2016-12, and 2016-20 (the “ASUs”), and does not expect the ASUs to have a material impact on the Company’s statement of operations.

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

As of September 30, 2017 and December 31, 2016, the Company’s investment portfolio consisted of the following:

	As of September 30, 2017
Asset Category	Amortized Cost	Fair Value	Percentage of Investment Portfolio	Percentage of Net Assets
Senior debt
First lien senior secured loans	$89,694,336	$89,682,463	60.5%	82.6%
Second lien senior secured loans	25,500,795	25,931,872	17.5	23.9
Other senior secured debt	3,540,621	3,548,240	2.4	3.3

Total senior debt	118,735,752	119,162,575	80.4	109.8
Subordinated debt	25,721,007	26,238,660	17.7	24.2
Equity/Other	2,850,558	2,875,999	1.9	2.6

Total investments	$147,307,317	$148,277,234	100.0%	136.6%

3.	Investments (continued)

	As of December 31, 2016
Asset Category	Amortized Cost	Fair Value	Percentage of Investment Portfolio	Percentage of Net Assets
Senior debt
First lien senior secured loans	$39,078,146	$39,685,517	70.6%	72.1%
Second lien senior secured loans	10,433,488	10,571,654	18.8	19.2

Total senior debt	49,511,634	50,257,171	89.4	91.3
Subordinated debt	5,881,541	5,878,064	10.5	10.7
Equity/Other	62,424	57,548	0.1	0.1

Total investments	$55,455,599	$56,192,783	100.0%	102.1%

As of September 30, 2017 and December 31, 2016, none of the Company’s debt investments were on nonaccrual status.

The industry composition and geographic dispersion of the Company’s investment portfolio as a percentage of total fair value of the Company’s investments as of September 30, 2017 and December 31, 2016 were as follows:

Industry Composition	As of September 30, 2017	As of December 31, 2016
Software & Services	22.5%	13.6%
Retailing	15.3	13.2
Capital Goods	15.0	22.5
Materials	13.7	4.1
Health Care Equipment & Services	6.7	10.3
Commercial & Professional Services	6.5	8.3
Media	5.8	3.4
Consumer Services	5.3	6.0
Transportation	3.4	0.9
Semiconductors & Semiconductors Equipment	2.3	—
Pharmaceuticals, Biotechnology & Life Sciences	1.2	0.5
Food & Staples Retailing	0.7	4.0
Consumer Durables & Apparel	0.7	1.8
Telecommunications	0.4	2.8
Technology Hardware & Equipment	0.4	4.0
Food, Beverage & Tobacco	0.1	2.8
Utilities	—	1.8

Total	100.0%	100.0%

Geographic Dispersion(1)	September 30, 2017	December 31, 2016
United States	87.5%	99.1%
Canada	3.0	—
Luxembourg	3.0	0.8
Netherlands	2.7	—
Cayman Islands	1.9	—
United Kingdom	1.9	0.1

Total	100.0%	100.0%

(1)	The geographic dispersion is determined by the portfolio company’s country of domicile or the jurisdiction of the security’s issuer.

All portfolio companies held at September 30, 2017 were denominated in U.S. dollars except for one portfolio company, which was denominated in Canadian dollars and represented 3.0% of the investment portfolio. All portfolio companies held at December 31, 2016 were denominated in U.S. dollars.

4.	Derivative Instruments

The following is a summary of the fair value and location of the Company’s derivative instruments in the condensed statements of assets and liabilities held as of September 30, 2017:

		Fair Value
Derivative Instrument	Statement Location	September 30, 2017
Foreign currency forward contracts	Unrealized appreciation on foreign currency forward contracts	$77,173

Total		$77,173

The Company did not have any derivative instruments as of December 31, 2016.

Net unrealized gains and losses on derivative instruments recorded by the Company for the three and nine months ended September 30, 2017 are in the following locations in the condensed statements of operations:

		Net Unrealized Gains (Losses)
		Three Months Ended September 30,	Nine Months Ended September 30,
Derivative Instrument	Statement Location	2017	2017
Foreign currency forward contracts	Net change in unrealized appreciation on foreign currency forward contracts	$77,173	$77,173

Total		$77,173	$77,173

There were no unrealized gains and losses on derivative instruments for the three and nine months ended September 30, 2016.

Foreign Currency Forward Contracts

The Company may enter into foreign currency forward contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies and to economically hedge the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A foreign currency forward contract is a commitment to purchase or sell a foreign currency at a future date at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract forward exchange rate and the forward market exchange rate on the last day of the period presented as unrealized appreciation or depreciation. Realized gains or losses are recognized when forward contracts are settled. Risks arise as a result of the potential inability of the counterparties to meet the terms of their contracts. The Company attempts to limit counterparty risk by only dealing with well-known counterparties.

The Company entered into one foreign currency forward contract during the period which related to economic hedging of the Company’s foreign currency denominated debt investments. As of September 30, 2017, the Company’s open foreign currency forward contract was as follows:

Foreign Currency Forward Contracts
Foreign Currency	Settlement Date	Counterparty	Notional Amount and Transaction		US $ Value at Settlement Date	US $ Value at September 30, 2017	Unrealized Appreciation
CAD	Oct 10, 2019	JP Morgan Chase Bank	C$	5,690,000 Sold	$4,642,061	$4,564,888	$77,173

Total					$4,642,061	$4,564,888	$77,173

4.	Derivative Instruments (continued)

The table below displays the Company’s foreign currency denominated debt investment and foreign currency forward contract as of September 30, 2017.

	Debt Investments Denominated in Foreign Currencies				Hedges
	As of September 30, 2017				As of September 30, 2017
(in thousands)	Par Value in Local Currency		Par Value in US$	Fair Value	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Canadian Dollars	C$	5,688,847	$4,605,176	$4,468,099	C$	5,690,000	$4,564,888

Total			$4,605,176	$4,468,099			$4,564,888

The Company did not have any foreign currency denominated debt investments or foreign currency forward contracts as of December 31, 2016.

5.	Fair Value of Financial Instruments

The Company’s investments were categorized in the fair value hierarchy described in Note 2. “Significant Accounting Policies”, as follows as of September 30, 2017 and December 31, 2016:

	September 30, 2017
Description	Level 1	Level 2	Level 3	Total
Senior debt	$—	$97,023,163	$22,139,412	$119,162,575
Subordinated debt	—	26,238,660	—	26,238,660
Equity/Other	—	—	2,875,999	2,875,999

Total investments	$—	$123,261,823	$25,015,411	$148,277,234

	December 31, 2016
Description	Level 1	Level 2	Level 3	Total
Senior debt	$—	$49,641,555	$615,616	$50,257,171
Subordinated debt	—	5,878,064	—	5,878,064
Equity/Other	—	—	57,548	57,548

Total investments	$—	$55,519,619	$673,164	$56,192,783

In addition, the Company had one derivative, as described in Note 4 “Derivative Instruments,” which was categorized as Level 2 in the fair value hierarchy as of September 30, 2017.

There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2017 and year ended December 31, 2016. The carrying value of cash is classified as Level 1 with respect to the fair value hierarchy. At September 30, 2017, the Company held 12 distinct investment positions classified as Level 3, representing an aggregate fair value of $25,015,411 or 16.9% of the total investment portfolio. At December 31, 2016, the Company held two distinct investment positions classified as Level 3, representing an aggregate fair value of $673,164 or 1.2% of the total investment portfolio. The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of September 30, 2017 and December 31, 2016 were as follows:

As of September 30, 2017
Asset Group	Fair Value (1)	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (2)		Impact to Valuation from an Increase in Input (3)
Senior Debt	$12,671,450	Discounted Cash Flow	Discount Rate	6.22% - 12.04% (10.11%)		Decrease
	9,467,962	Cost	N/A	N/A		N/A

Equity/Other	2,821,178	Discounted Cash Flow	Discount Rate	13.00% (13.00%)		Decrease
	54,821	Market Comparables	EBITDA Multiple	8.47x (8.47	x)	Increase

			Illiquidity Discount	10.00% (10.00%)		Decrease

Total	$25,015,411

5.	Fair Value of Financial Instruments (continued)

As of December 31, 2016
Asset Group	Fair Value (1)	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (2)		Impact to Valuation from an Increase in Input (3)
Senior Debt	$615,616	Discounted Cash Flow	Discount Rate	12.95% (12.95%)		Decrease
			EBITDA Multiple	8.58x (8.58	x)	Increase

Equity/Other	57,548	Waterfall	Illiquidity Discounts	10.00% (10.00%)		Decrease
			EBITDA Multiple	8.58x (8.58	x)	Increase

Total	$673,164

(1)	Certain investments may be valued at cost for a period of time after an acquisition as the best indicator of fair value.
(2)	Weighted average amounts are based on the estimated fair values.
(3)	This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

The preceding tables represent the significant unobservable inputs as they relate to the Company’s determination of fair values for the majority of its investments categorized within Level 3 as of September 30, 2017 and December 31, 2016. In addition to the techniques and inputs noted in the table above, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the fair value estimates for the Company’s investments. Any significant increases or decreases in the unobservable inputs would result in significant increases or decreases in the fair value of the Company’s investments.

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

The following table provides reconciliations for the three and nine months ended September 30, 2017 of investments for which Level 3 inputs were used in determining fair value:

	Three Months Ended September 30, 2017
	Senior Debt	Equity/Other	Total
Fair value balance as of June 30, 2017	$2,627,851	$2,843,971	$5,471,822
Additions (1)	20,447,818	—	20,447,818
Sales	(800,326)	—	(800,326)
Net change in unrealized appreciation (depreciation) (2)	(143,415)	32,028	(111,387)
Net discount accretion	7,484	—	7,484

Fair value balance as of September 30, 2017	$22,139,412	$2,875,999	$25,015,411

Change in net unrealized appreciation (depreciation) in investments still held as of September 30, 2017 (2)	$(143,414)	$32,027	$(111,387)

5.	Fair Value of Financial Instruments (continued)

	Nine Months Ended September 30, 2017
	Senior Debt	Equity/Other	Total
Fair value balance as of December 31, 2016	$615,616	$57,548	$673,164
Additions (1)	22,460,097	2,788,133	25,248,230
Sales	(800,326)	—	(800,326)
Net change in unrealized appreciation (depreciation) (2)	(144,661)	30,318	(114,343)
Net discount accretion	8,686	—	8,686

Fair value balance as of September 30, 2017	$22,139,412	$2,875,999	$25,015,411

Change in net unrealized appreciation (depreciation) in investments still held as of September 30, 2017 (2)	$(144,660)	$30,317	$(114,343)

(1)	Includes increases in the cost basis of investments resulting from new and add-on portfolio investments.
(2)	Included in net change in unrealized appreciation (depreciation) in the statement of operations.

No securities were transferred into or out of the Level 3 hierarchy during the three and nine months ended September 30, 2017. All realized and unrealized gains and losses are included in earnings and are reported as separate line items within the Company’s statement of operations.

6.	Related Party Transactions

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

As of September 30, 2017 and December 31, 2016, the Advisors owned 5% and 9%, respectively, of the Company’s outstanding shares. CNL is an affiliate of CNL Financial Group, Inc. (“CFG”). All of the Company’s executive officers also serve as executive officers of CNL and/or other CFG affiliates.

The Advisors received distributions from the Company of $81,283 and $243,848 for the three and nine months ended September 30, 2017, respectively, and $78,783 and $187,866 for the three and nine months ended September 30, 2016, respectively.

The Company was a party to a managing dealer agreement with CNL Securities Corp., an affiliate of CNL. CNL Securities Corp. serves as the managing dealer (the “Managing Dealer”) of the Company’s Offering and in connection therewith would receive up-front selling commissions of up to 2.00% of gross offering proceeds, up-front dealer manager fees of up to 2.75% of gross offering proceeds and ongoing distribution and shareholder servicing fees at an annualized rate of 1.25% of the Company’s most recently published net asset value per share, excluding shares issued through the distribution reinvestment plan. All or any portion of these fees may be re-allowed to participating brokers. Financial Industry Regulatory Authority (“FINRA”) Rule 2310 provides that the maximum underwriting compensation payable from any source to FINRA members participating in an offering may not exceed 10% of gross offering proceeds, excluding proceeds from a distribution reinvestment plan.

On March 16, 2017, the board of trustees approved an amended and restated managing dealer agreement (the “Managing Dealer Agreement”) between the Company and the Managing Dealer and approved an amended and restated distribution and shareholder servicing plan for the Company (the “Distribution and Shareholder Servicing Plan”). The new Managing Dealer Agreement and the Distribution and Shareholder Servicing Plan became effective on April 28, 2017, when the post-effective amendment to our registration statement on Form N-2 (File No. 333-199018) describing the new Managing Dealer Agreement and the Distribution and Shareholder Servicing Plan was declared effective by the SEC. The new Managing Dealer Agreement and the Distribution and Shareholder Servicing Plan lowers the ongoing distribution and shareholder servicing fee paid to the Managing Dealer from an annualized rate of 1.25% to an annualized rate of 1.00% of the Company’s net asset value per share. In addition, under the new Managing Dealer Agreement, the Company will cease paying the ongoing distribution and shareholder servicing fee when the total underwriting compensation paid from the upfront selling commissions, upfront dealer manager fees, and ongoing distribution and shareholder servicing fees attributable to our shares equals 8.5% of the aggregate gross offering proceeds from shares sold in the offering, excluding shares issued through the distribution reinvestment plan. The new Managing Dealer Agreement also removed the contingent deferred sales charge upon redemption of Company shares.

6.	Related Party Transactions (continued)

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

A subordinated incentive fee on income is payable to the Advisors each calendar quarter if the Company’s pre-incentive fee net investment fee income (as defined in the Investment Advisory Agreement and approved by the Company’s board of trustees) exceeds the 1.75% quarterly preference return to the Company’s shareholders (the ratio of pre-incentive fee net investment income divided by average adjusted capital). The Company did not incur any subordinated incentive fee on income during the quarter or nine months ended September 30, 2017.

The annual incentive fees on capital gains recorded for GAAP purposes are equal to (i) 20% of our realized and unrealized capital gains on a cumulative basis since inception, net of all realized capital losses and unrealized depreciation on a cumulative basis from inception, less (ii) the aggregate amount of any previously paid incentive fees on capital gains. For financial reporting purposes, in accordance with GAAP, the Company includes unrealized appreciation on the investment portfolio in the calculation of incentive fees on capital gains; however, such amounts are not payable by the Company unless and until the net unrealized appreciation is actually realized. The actual amount of incentive fees on capital gains that are due and payable to the Advisors is determined at the end of the calendar year. The Company accrued $303,107 for incentive fees on capital gains as of September 30, 2017.

Under the terms of the Investment Advisory Agreement CNL (and indirectly KKR) is entitled to receive up to 1.5% of gross offering proceeds as reimbursement for organization and offering expenses incurred by the Advisors on behalf of the Company. The Advisors have incurred organization and offering costs of approximately $5.2 million as of September 30, 2017. The Advisors waived the reimbursement of organization and offering expenses in connection with the Company’s gross capital raise received from the Offering from March 1, 2016 (when the Company satisfied the minimum offering requirement) through April 30, 2017 (the “O&O Reimbursement Waiver”). The O&O Reimbursement Waiver did not reduce the amount of organization and offering expenses incurred by the Advisors that are eligible for reimbursement in future periods based on subsequent gross capital raised by the Company after April 30, 2017. Gross capital raised by the Company after April 30, 2017 will be subject to the maximum organization and offering cost reimbursement of 1.5%. The Advisors were entitled to reimbursement of approximately $0.3 million of organization and offering expenses for gross capital raised for the period May 1, 2017 through September 30, 2017, of which approximately $0.2 million had been reimbursed to the Advisors as of September 30, 2017. Organization and offering costs subject to reimbursement will expire three years from the latter of (1) commencement of operations or (2) the date such costs were incurred.

Organization and offering expenses eligible for reimbursement by the Advisors will expire as follows:

During the quarter ended
March 31, 2019	$2.2 million
June 30, 2019	0.7 million
September 30, 2019	0.5 million
December 31, 2019	0.5 million
March 31, 2020	0.3 million
June 30, 2020	0.4 million
September 30, 2020	0.3 million

$4.9 million

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

6.	Related Party Transactions (continued)

The Company is a party to an Expense Support and Conditional Reimbursement Agreement, as amended (the “Expense Support Agreement”) with the Advisors pursuant to which the Advisors jointly and severally agree to pay to the Company some or all of its operating expenses (an “Expense Support Payment”) for each month during the Expense Support Payment Period (as defined below) in which the Company’s board of trustees declares a distribution to its shareholders. Expense Support Payments are made in accordance with the terms of the Expense Support Agreement. The “Expense Support Payment Period” commenced on March 1, 2016 and ends on December 31, 2017. The Advisors are entitled to be reimbursed promptly by the Company (a “Reimbursement Payment”) for Expense Support Payments made with respect to any class of common stock, subject to the limitation that no Reimbursement Payment may be made by the Company to the extent that it would cause the Company’s Other Operating Expenses (as defined in the Expense Support Agreement) for such class of common stock to exceed the lesser of (A) 1.75% of average net assets attributable to common shares on an annualized basis after taking such payment into account and (B) the percentage of our average net assets attributable to shares of such class of common stock represented by Other Operating Expenses (as defined in the Expense Support Agreement) during the period in which such Expense Support Payment from the Advisors was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an Expense Support Payment from the Advisors made during the same period). Notwithstanding anything to the contrary in the Expense Support Agreement, no Reimbursement Payment shall be made with respect to any class of common stock if the effective rate of distributions per share on such class of common stock declared by the Company at the time of such Reimbursement Payment is less than the effective rate of distributions per share on such class of common stock at the time the Expense Support Payment was made to which such Reimbursement Payment relates. For this purpose, “effective rate of distributions per share” means actual declared distribution rate per share exclusive of return of capital, if any. The Company’s obligation to reimburse each Expense Support Payment terminates three years from the date on which such Expense Support Payment was paid or waived by the Advisors.

Related party fees and expenses incurred on behalf of the Company during the three and nine months ended September 30, 2017 and 2016 are summarized below:

		Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Source Agreement & Description	2017	2016	2017	2016
CNL Securities Corp.	Managing Dealer Agreement: Up-front selling commissions and dealer manager fees	$653,487	$920,740	$2,560,428	$1,444,446
	Distribution and shareholder servicing fees	251,611	79,074	686,677	109,816
CNL and KKR	Investment Advisory Agreement: Base management fees (investment advisory fees) (1)	628,397	165,183	1,519,887	225,666
	Incentive fee on capital gains (3)	109,394	—	136,039	—
	Organization and offering expense reimbursement	208,614	—	296,453	—
KKR	Investment Sub-Advisory Agreement: Investment expenses reimbursement (1)(2)	6,636	4,483	13,768	4,483
CNL	Administrative Services Agreement: Administrative and compliance services (1)	177,548	87,021	475,908	175,817
CNL and KKR	Expense Support Provided	(606,252)	(603,584)	(1,866,650)	(1,447,589)

(1)	Expenses subject to Expense Support.
(2)	Includes reimbursement of fees related to transactional expenses for prospective investments, including fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. Broken deal costs were approximately $6,159 and $12,215 for the three and nine months ended September 30, 2017, respectively, and approximately $3,171 and $3,772 for the three and nine months ended September 30, 2016, respectively.
(3)	Incentive fees on capital gains are included in performance-based incentive fees in the condensed statements of operations. The following table provides additional details for the incentive fee on capital gains for the three and nine months ended September 30, 2017 and 2016:

6.	Related Party Transactions (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
Incentive fee on Capital Gains	2017	2016	2017	2016
Accrued incentive fee as of beginning of period	$193,713	$14,180	$167,068	$—
Incentive fee on capital gains during the three and nine months ended September 30,	109,394	96,726	136,039	110,906
Less: Incentive fee on capital gains paid to the Advisors during the three and nine months ended September 30,	—	—	—	—

Accrued incentive fee as of September 30,	303,107	110,906	303,107	110,906
Less: Accrued incentive fee on capital gains attributable to unrealized gains as of September 30,	(303,107)	(110,906)	(303,107)	(110,906)

Incentive fee on capital gains earned by and payable to the advisors as of September 30,	$—	$—	$—	$—

As of September 30, 2017, the amount of Expense Support Payments provided by the Advisors since inception is approximately $4.1 million. Management believes that reimbursement payments by the Company to the Advisor were not probable under the terms of the Expense Support Agreements as of September 30, 2017.

The following table reflects the Expense Support Payments that may become subject to reimbursement:

For the quarter ended	Amount of Expense Support Payment	Effective Rate of Distributions Per Share (1)	Reimbursement Eligibility Expires During the Quarter Ended	Lesser of Other Operating Expenses Ratio or 1.75% (2)
March 31, 2016	$204,420	6.0%	March 31, 2019	1.75%
June 30, 2016	639,585	5.9%	June 30, 2019	1.75%
September 30, 2016	603,584	5.9%	September 30, 2019	1.75%
December 31, 2016	748,202	6.0%	December 31, 2019	1.75%
March 31, 2017	657,974	6.0%	March 31, 2020	1.75%
June 30, 2017	602,424	6.0%	June 30, 2020	1.75%
September 30, 2017	606,252	6.0%	September 30, 2020	1.75%

	$4,062,441

(1)	The effective rate of distributions per share is expressed as a percentage equal to the projected annualized distribution amount as of the end of the applicable period (which is calculated by annualizing the regular weekly cash distribution per share as of such date without compounding), divided by the Company’s public offering price per share as of such date.
(2)	Represents the lesser of Other Operating Expenses as defined in the Expense Support Agreement or 1.75% of average net assets on an annualized basis.

Indemnification - The Investment Advisory Agreement and the Sub-Advisory Agreement contain certain indemnification provisions in favor of the Advisors, their directors, officers, associated persons, and their affiliates. The managing dealer agreement contains certain indemnification provisions in favor of the managing dealer and each participating broker and their respective officers, directors, partners, employees, associated persons, agents and control persons. In addition, the Company’s declaration of trust contains certain indemnification provisions in favor of the Company’s officers, trustees, agents, and certain other persons. As of September 30, 2017, management believed that the risk of incurring any losses for such indemnification was remote.

7.	Distributions

The Company’s board of trustees declared distributions of $0.011250 per share for 39 weekly record dates beginning on January 3, 2017 through and including September 26, 2017. Distributions were paid on January 4, 2017, February 1, 2017, March 1, 2017, March 29, 2017, April 26, 2017, May 31, 2017, June 28, 2017, July 26, 2017, August 30, 2017, and September 27, 2017.

7.	Distributions (continued)

The total and the sources of declared distributions on a GAAP basis for the nine months ended September 30, 2017 and 2016 are presented in the tables below.

	Nine Months Ended September 30,
	2017			2016
	Per Share	Amount	Allocation	Per Share	Amount	Allocation
Total Declared Distributions	$0.44	$4,021,855	100.0%	$0.34	$540,791	100.0%

From net investment income	0.28	2,555,279	63.5	0.14	223,439	41.3
From net realized gains	0.04	367,345	9.1	0.05	71,831	13.3
Distributions in excess of net investment income	0.12	1,099,231	27.4%	0.15	245,521	45.4%

Net investment income includes Expense Support Payments of $1,866,650 and $1,447,589 which supported distributions of $4,021,855 and $540,791 during the nine months ended September 30, 2017 and 2016, respectively. Sources of distributions, other than net investment income and realized gains on a GAAP basis, include (i) the ordinary income component of prior year tax basis undistributed earnings and (ii) required adjustments to GAAP net investment income and realized gains in the current period to determine taxable income available for distributions. The following table summarizes the primary sources of differences between (i) GAAP net investment income and realized gains and (ii) taxable income available for distributions that contribute to tax-related distributions in excess of net investment income for the nine months ended September 30, 2017 and 2016.

Nine Months Ended September 30,	2017 (1)	2016 (1)
Ordinary income component of tax basis undistributed earnings	$222,877	$—
Unearned performance-based incentive fees on unrealized gains	136,039	110,906
Distribution and shareholder servicing fees	686,677	109,816
Organization and offering expenses	296,453	—

Total (1)	$1,342,046	$220,722

(1)	The above table does not represent all adjustments to calculate taxable income available for distributions.

For the nine months ended September 30, 2017, the tax-related sources of distributions of $1,342,046 were greater than the distributions in excess of net investment income of $1,099,231. As a result, the Company estimates that none of the distributions declared during the nine months ended September 30, 2017 would be classified as a tax basis return of capital. None of the distributions declared during the year ended December 31, 2016 were classified as a tax basis return of capital.

8.	Fee Income

Fee income, which is nonrecurring, consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Fee Income	2017	2016	2017	2016
Capital structuring fees	$332,190	$—	$332,190	$—
Commitment fees	—	4,100	—	4,100
Amendment fees	4,860	402	42,052	1,549
Consent fees	1,494	268	10,443	268

Total	$338,544	$4,770	$384,685	$5,917

9.	Share Transactions

The following table summarizes the total shares issued and proceeds received in connection with the Company’s Offering and Share Purchase Agreements for the nine months ended September 30, 2017 and 2016.

	Nine Months Ended September 30,
	2017		2016(1)
	Shares	Amount	Shares	Amount
Gross proceeds	5,599,058	$54,791,750	3,781,001	$35,896,388
Up-front selling commissions and dealer manager fees	—	(2,560,428)	—	(1,444,446)

Net proceeds to company	5,599,058	52,231,322	3,781,001	34,451,942
Reinvestment of distributions	224,213	2,091,455	20,021	183,613

Net proceeds	5,823,271	$54,322,777	3,801,022	$34,635,555

Average net proceeds per share	$9.33		$9.11

(1)	Commenced operations on March 1, 2016.

As of September 30, 2017, the Company has sold or issued 11,767,474 shares of common stock through the Offering, Founder Stock Agreements and Share Purchase Agreements, including reinvestment of distributions, for total gross proceeds of $113,810,187.

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

10.	Borrowings

On July 14, 2017, the Company entered into a senior secured revolving credit agreement (the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility (the “Revolving Credit Facility”) consisting of loans to be made in dollars and other foreign currencies in an initial aggregate principal amount of $70 million. Availability under the Revolving Credit Facility will terminate on July 14, 2019 (the “Revolver Termination Date”) and the outstanding loans under the Revolving Credit Facility will mature on July 14, 2020. The Revolving Credit Facility also requires mandatory prepayment of interest and principal upon certain events during the term-out period commencing on the Revolver Termination Date. The stated borrowing rate under the Revolving Credit Facility is based on LIBOR plus an applicable spread of 2.75% or on an “alternate base rate” (as defined in the Credit Agreement). The Revolving Credit Facility includes an “accordion” feature that allows the Company, under certain circumstances, to increase the size of the facility to a maximum of $200 million. Under the Revolving Credit Facility, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities.

As of September 30, 2017, the principal amount outstanding on the Revolving Credit Facility was $31.5 million. There was no principal amount outstanding on the Revolving Credit Facility as of September 30, 2016. The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the Revolving Credit Facility for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Fee Income	2017	2016	2017	2016
Stated interest expense	$138,058	$—	$138,058	$—
Unused commitment fees	165,719	—	165,719	—
Amortization of deferred financing costs	22,528	—	22,528	—

Total interest expense	$326,305	$—	$326,305	$—

Weighted average interest rate	4.06%	—%	4.06%	—%
Average borrowings	$13,320,652	$—	$4,489,011	$—

The weighted average stated interest rate and weighted average remaining years to maturity of the Company’s outstanding borrowings as of September 30, 2017 were 4.0% and 2.8 years, respectively.

11.	Commitment & Contingences

Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s condensed statements of assets and liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of September 30, 2017, the Company’s unfunded commitments consisted of the following:

Category / Company
Unfunded Term Loan Commitments:
Wheels Up Partners LLC	$2,757,304
Frontline Technologies Group LLC	889,323
Unfunded Revolving Loan Commitments:
Smart Modular Technologies, Inc.	44,373
Unfunded Equity Commitments:
Polyconcept North America	25,737

Total Unfunded Commitments	$3,716,737

The Company funds its commitments as it receives funding notices from the portfolio companies. At September 30, 2017, the Company’s unfunded commitments have a fair value of ($4,781).

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company had no such guarantees outstanding at either September 30, 2017 or December 31, 2016.

12.	Financial Highlights

The following is a schedule of financial highlights for one share of common stock during the nine months ended September 30, 2017 and the period from March 1, 2016 (commencement of operations) through September 30, 2016.

	Nine Months Ended September 30, 2017	Period Ended September 30, 2016(1)
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Period	$9.26	$9.00

Net investment income (loss), before expense support (2)	0.08	(0.74)
Expense support(2)	0.20	0.88

Net investment income(2)	0.28	0.14
Net realized and unrealized gains(2)(3)	0.09	0.34

Net increase resulting from investment operations	0.37	0.48

Distributions from net investment income(4)	(0.28)	(0.14)
Distributions from net realized gains(4)	(0.04)	(0.05)
Distributions in excess of net investment income (4)(5)	(0.12)	(0.15)

Net decrease resulting from distributions to common shareholders	(0.44)	(0.34)

Issuance of common stock above net asset value (6)	0.04	0.03

Net increase resulting from capital share transactions	0.04	0.03

Net Asset Value, End of Period	$9.23	$9.17

OPERATING PERFORMANCE PER SHARE
Total Investment Return-Net Price(7)	4.16%	5.73%
Total Investment Return-Net Asset Value(8)	4.46%	5.73%

RATIOS/SUPPLEMENTAL DATA (all amounts in thousands except ratios)
Net assets, end of period	$108,555	$35,075
Average net assets(9)	$85,350	$4,997
Average borrowings(9)	$4,489	$—
Shares outstanding, end of period	11,767	3,823
Weighted average shares outstanding	9,232	1,646

Ratios to average net assets:(9)
Total operating expenses before expense support	5.71%	11.12%
Total operating expenses after expense support	3.53%	1.47%
Net investment income	2.99%	1.49%
Portfolio turnover rate	60%	13%

(1)	Commenced operations on March 1, 2016.
(2)	The per share data was derived by using the weighted average shares outstanding during the period.
(3)	The amount shown at this caption is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses in portfolio securities for the period because of the timing of sales of the Company’s shares in relation to fluctuating market values for the portfolio.
(4)	The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the entire period; distributions per share are rounded to the nearest $0.01.
(5)	See Note 7. “Distributions” for further information on the source of distributions from other than net investment income and realized gains.
(6)	The continuous issuance of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date times (B) the differences between the net proceeds per share and the net asset value per share on each share transaction date, divided by (ii) the total shares outstanding at the end of the period.
(7)	Total investment return-net price is a measure of total return for shareholders who purchased the Company’s common stock at the beginning of the period, including distributions declared during the period. Total investment return-net price is based on (i) the purchase of one share at the public offering price, net of sales load, on the first day of the period, (ii) the sale at the net asset value per share on the last day of the period, of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) distributions payable relating to one share, if any, on the last day of the period. The total investment return-net price calculation assumes that (i) monthly cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan are issued at the then current public offering price, net of sales load, on each monthly distribution payment date. Since there is no public market for the Company’s shares, the terminal sales price per share is assumed to be equal to the net asset value per share on the last day of the period presented. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s shares of common stock. Total investment return is not annualized.

12.	Financial Highlights (continued)

(8)	Total investment return-net asset value is a measure of the change in total value for shareholders who held the Company’s common stock at the beginning and end of the period, including distributions declared during the period. Total investment return-net asset value is based on (i) net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period, of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) distributions payable relating to one share, if any, on the last day of the period. The total investment return-net asset value calculation assumes that (i) monthly cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan are issued at the then current public offering price, net of sales load, on each monthly distribution payment date. Since there is no public market for the Company’s shares, terminal market value per share is assumed to be equal to net asset value per share on the last day of the period presented. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s shares of common stock. Total investment return is not annualized.
(9)	The computation of average net assets during the period is based on the daily value of net assets and borrowing balances, respectively. Ratios are not annualized.

13.	Subsequent Events

During the period from October 1, 2017 through November 8, 2017, the Company received additional net proceeds of approximately $4.4 million from its Offering, including amounts through its distribution reinvestment plan.

The Company’s board of trustees declared distributions of $0.011250 per share for nine record dates beginning October 3, 2017 through November 28, 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based on the unaudited condensed financial statements as of September 30, 2017 and December 31, 2016, and for the three and nine months ended September 30, 2017 and 2016. Amounts as of December 31, 2016 included in the unaudited condensed financial statements have been derived from the audited financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed financial statements and the notes thereto, as well as, the audited financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the period ended December 31, 2016. Capitalized terms used in this Item 2 have the same meaning as in the accompanying unaudited condensed financial statements in Item 1 unless otherwise defined herein.

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

Overview

We are a non-diversified closed-end management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940 (as amended, the “1940 Act”). We commenced operations on March 1, 2016 when it satisfied its minimum offering requirement. Formed as a Delaware statutory trust on August 12, 2014, we are externally managed by CNL Fund Advisors II, LLC (“CNL”) and KKR Credit Advisors (US) LLC (“KKR,” together with CNL, the “Advisors”), which are collectively responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments, determining the securities and other assets that the we will purchase, retain or sell and monitoring our portfolio on an ongoing basis. Both of our Advisors are registered as investment advisers with the SEC. CNL also provides the administrative services necessary for our Company to operate. We have elected to be taxed as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”) and operated in a manner as to qualify to tax treatments applicable to RICs.

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

We primarily focus on the following investment types:

•	Senior Debt. We invest in senior debt, in which we generally take a security interest in the available assets of the portfolio company, including equity interests in any of its subsidiaries. These investments generally take the form of senior secured first lien loans, senior secured second lien loans or other senior secured debt. In some circumstances, our lien could be subordinated to claims of other creditors.

•	Subordinated Debt. Our subordinated debt investments are generally subordinated to senior debt and are generally unsecured. These investments are generally structured with interest-only payments throughout the life of the security, with the principal due at maturity.

•	Equity Investments. We also make selected equity investments. In addition, when we invest in senior and subordinated debt, we may acquire warrants or options to purchase equity securities or benefit from other types of equity participation. Our goal is ultimately to dispose of these equity securities and realize gains upon our disposition of such interests.

•	Convertible Securities. We may invest in convertible securities, such as bonds, debentures, notes, preferred stocks or other securities that may be converted into, or exchanged for, a specified amount of common stock of the same or different issuer within a particular period of time at a specified price or formula.

•	Investments in Private Investment Funds. We may invest in, or wholly own, private investment funds, including hedge funds, private equity funds, limited liability companies, REITs, and other business entities. In valuing our investments in private investment funds, we rely primarily on information provided by managers of such funds. Valuations of illiquid securities, such as interests in certain private investment funds, involve various judgments and consideration of factors that may be subjective. There is a risk that inaccurate valuations provided by managers of private investment funds could adversely affect the value of our common stock. We may not be able to withdraw our investment in certain private investment funds promptly after we have made a decision to do so, which may result in a loss to us and adversely affect our investment returns.

•	Derivatives. We may invest in various types of derivatives, including total return swaps, interest rate swaps and foreign currency forward contracts and options.

•	Investments with Third-Parties. We may co-invest with third parties through partnerships, joint ventures or other entities, thereby acquiring jointly-controlled or non-controlling interests in certain investments in conjunction with participation by one or more third parties in such investment. Such joint venture partners or third party managers may include former KKR personnel or associated persons.

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

Operating Expenses

Our primary operating expenses include an investment advisory fee, administrative expenses, custodian and accounting fees, distribution and shareholder servicing fees, other third-party professional services and expenses and, depending on our operating results, performance-based incentive fees. The investment advisory fee and performance-based incentive fees compensate the Advisors for their services in identifying, evaluating, negotiating, closing and monitoring our investments.

Financial and Operating Highlights

The following table presents financial and operating highlights as of September 30, 2017 and December 31, 2016, and for the nine months ended September 30, 2017 and 2016:

	September 30,	December 31,
As of	2017	2016
Total assets	$157,442,154	$63,292,295
Adjusted total assets (Total assets, net of payable for investments purchased)	$141,827,535	$56,044,176
Investments in portfolio companies	$148,277,234	$56,192,783
Borrowings	$31,500,000	$—
Net assets	$108,555,393	$55,017,291
Net asset value per share	$9.23	$9.26

	September 30,
Activity for the nine months ended	2017	2016
Average net assets	$85,350,193	$14,997,441
Average borrowings under credit facility	$4,489,011	$—
Purchases of investments	$145,852,978	$32,768,960
Sales, principal payments and other exits	$54,984,518	$1,583,921
Net investment income	$2,555,279	$223,439
Net realized gains on investments and foreign currency transactions	$367,345	$71,831
Net change in unrealized appreciation on investments and foreign currency translation	$314,556	$482,699
Net increase in net assets resulting from operations	$3,237,180	$777,969
Total distributions declared	$4,021,855	$540,791
Net investment income before unearned incentive fees per share	$0.29	$0.20
Net investment income per share	$0.28	$0.14
Earnings per share	$0.35	$0.47
Distributions declared per share outstanding for the entire period	$0.44	$0.34

	September 30,
Summary of Common Stock Offering for the nine months ended	2017	2016
Gross proceeds, excluding reinvestment of distributions	$54,791,750	$35,896,388
Net proceeds to Company, excluding reinvestments of distributions	$52,231,322	$34,451,942
Reinvestment of distributions	$2,091,455	$183,613
Average net proceeds per share	$9.33	$9.11
Shares issued in connection with Offering, excluding reinvestments of distributions	5,599,058	3,781,001
Shares issued in connection with reinvestment of distributions	224,213	20,021

Business Environment

In the second quarter 2017, the SEC issued an order granting co-investment exemptive relief to us. The order permits us to participate in Directly Originated Transactions and the opportunity to participate in those investments alongside Corporate Capital Trust, and KKR’s institutional clients and proprietary funds. This will provide our shareholders access to additional investment opportunities.

In addition to the ability to co-invest, the order also allows us to invest in transactions where KKR has greater control over the structure and terms of deals than was otherwise permissible under the 1940 Act. This provides us an opportunity to create more value for our shareholders through proprietary sourcing, credit selection, underwriting and ongoing monitoring. Since obtaining co-investment exemptive relief from the SEC, we began to increase our focus on Originated Strategies, including Directly Originated Transactions, as a main element of our investment strategy.

The search for yield continues among global investors and this is driving the spread between yields on corporate credit and historically lower yielding investment alternatives, close to all-time tight levels. For example, we see that the yield-to-worst for European BB rated high yield bonds is now approximately the same as 10-year US Treasuries.

Another market dynamic at play is one of supply versus demand. More specifically, the increase in demand for yield has been concurrent with an increase in the proportion of investors seeking to access investments via more liquid structures (ETFs and mutual funds). High-yield ETF growth, in terms of assets since 2011, has been 124% versus market growth of 37%. Leveraged loans ETF growth was over 6,000% versus market growth of 92% over the same period. This significant demand growth in more liquid structures has occurred at a time when traditional market liquidity supply sources have been weak. For example, investor levels at investment-bank dealing desks have reduced over 85% since 2007.

Given this mismatch in supply versus demand, compounded by a mismatch in asset and fund liquidity in more liquid structures, market prices today can often be more determined by credit flows (and investor sentiment) in the liquid market, than the underlying credit quality of the borrowers themselves.

In contrast to this dynamic in the liquid market, our focus is on originated investments that offer an illiquidity premium. We believe the risk-adjusted returns today come from investing in names that are somewhat isolated from the liquidity-driven market dynamics discussed above, and from our ability to hold investments long term. We believe Corporate Capital Trust II is a vehicle for investors to access this premium and because of our closed-end structure, not incur the mismatch of fund versus asset liquidity found in more liquid structures.

In addition to our focus on originated investments, we believe Corporate Capital Trust II’s ability to co-invest alongside other KKR funds allows us to focus on larger originated investments to the upper-middle market. Through being able to underwrite and make larger investments in the upper-middle market, we see better supply/demand dynamics and believe investing in these upper-middle market opportunities offers us risk-adjusted returns while generally providing better credit protections including stronger covenants, reporting and amortization requirements from our borrowers.

Portfolio and Investment Activity

Portfolio Investment Activity for the three and nine months ended September 30, 2017 and 2016

The following table summarizes our investment activity as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016:

	Investment Portfolio
	September 30, 2017	December 31, 2016
Total fair value	$148,277,234	$56,192,783
No. portfolio companies	71	55
No. debt investments	80	58
No. equity/other investments	2	1
Weighted average annual yield of debt investments (1)	8.2%	8.3%

(1)	The weighted average annual yield for our debt investments is computed as (i) the sum of (a) the annual interest rate of each accruing debt investment multiplied by its par amount as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of accruing each debt investment, if any; divided by (ii) the total amortized cost of all accruing debt investments included in the calculated group as of the end of the applicable reporting period. The yield on our investments does not represent the return to our shareholders.

	Investment Portfolio Activity Summary
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Purchases of investments:
First lien senior secured loans	$35,343,936	$20,724,037	$88,340,734	$26,873,347
Second lien senior secured loans	9,364,470	2,672,060	23,066,980	5,568,214
Other senior secured debt	3,540,865	—	3,540,865	—
Subordinated debt	15,915,020	—	28,116,265	264,975
Equity/Other	—	62,424	2,788,134	62,424

Total	$64,164,291	$23,458,521	$145,852,978	$32,768,960

Sales, principal payments and other exits:
First lien senior secured loans	$10,452,883	$1,245,975	$36,840,310	$1,245,975
Second lien senior secured loans	2,933,399	112,224	9,824,610	112,224
Subordinated debt	1,598,170	204,084	8,319,598	225,722

Total	$14,984,452	$1,562,283	$54,984,518	$1,583,921

Portfolio Company Additions	20	13	36	45
Portfolio Company Exits	5	2	20	2
Debt Investment Additions	26	18	56	55
Debt Investment Exits	14	5	35	7

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

The following summarizes our investment activity associated with our investment focus on new originated debt investments during the nine months ended September 30, 2017 and the status of originated investments held in the Investment Portfolio as of September 30, 2017:

Directly Originated Transactions Activity for the Nine Months Ended	2017
Number of investments, by issuer	6
Total amount of investments, at cost (1)	$21,025,173
Percentage of total investment activity	14.4%
Fee income recognized in connection with directly originated investments	$332,190

Originated Strategies Transactions Activity for the Nine Months Ended	2017
Number of investments, by issuer	5
Total amount of investments, at cost (1)	$4,698,821
Percentage of total investment activity	3.2%

Directly Originated Investment Summary as of	September 30, 2017
Total investments, at fair value	$20,845,850
Percentage of total investment portfolio, at fair value	14.1%
Weighted average annual yield of debt investments (2)(3)	8.7%

Originated Strategies Investment Summary as of	September 30, 2017
Total investments, at fair value	$4,774,611
Percentage of total investment portfolio, at fair value	3.2%
Weighted average annual yield of debt investments (2)(3)	10.4%

(1)	The total amount of investments, at cost, includes new issuers during the reporting periods and any follow-on investments from existing issuers.
(2)	The weighted average annual yield on debt investments is based on amortized cost as of the end of the applicable period. The weighted average annual yield for our debt investments is computed as (i) the sum of (a) the annual interest rate of each accruing debt investment multiplied by its par amount as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of accruing each debt investment, if any; divided by (ii) the total amortized cost of all accruing debt investments included in the calculated group as of the end of the applicable reporting period.
(3)	The weighted average annual yield of originated debt investments is higher than what investors in our Company will realize because it does not reflect expenses of the Company or any sales load. Total investment return – net price and total investment return – net asset value were 4.16% and 4.46%, respectively, for the nine months ended September 30, 2017 and 5.73% and 5.73%, respectively, for the nine months ended September 30, 2016. See Note 12. “Financial Highlights” in our unaudited condensed financial statements for information on how such returns were calculated.

The changes in the fair value of our investment portfolio are directly related to (i) the changes in their cost basis as a result of incremental purchases and (ii) the changes in fair value for assets held at the beginning and end of the period. The net change in unrealized appreciation for the nine months ended September 30, 2017 was $314,556. See “Results of Operations – Net Change in Unrealized Appreciation or Depreciation” below for further details relating to the changes.

	September 30, 2017		December 31, 2016
Asset Category	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior debt
First lien senior secured loans	$89,694,336	$89,682,463	$39,078,146	$39,685,517
Second lien senior secured loans	25,500,795	25,931,872	10,433,488	10,571,654
Other senior secured debt	3,540,621	3,548,240	—	—

Total senior debt	118,735,752	119,162,575	49,511,634	50,257,171
Subordinated debt	25,721,007	26,238,660	5,881,541	5,878,064
Equity/Other	2,850,558	2,875,999	62,424	57,548

Total	$147,307,317	$148,277,234	$55,455,599	$56,192,783

The weighted average yield on debt investments at amortized cost and fair value held in our investment portfolio as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016
Asset Category	Investment Portfolio at Amortized Cost (2)	Investment Portfolio at Amortized Cost (2)
Senior debt (1)
First lien senior secured loans	8.0%	8.4%
Second lien senior secured loans	9.6%	9.1%
Other senior secured debt	6.6%	—%
Subordinated debt(1)	7.6%	6.4%

(1)	The weighted average yield on debt investments is based on amortized cost as of the end of the applicable period. The weighted average yield for our debt investments is computed as, (i) the sum of (a) the annual interest rate of each accruing debt investment multiplied by its par amount as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing debt investment, if any; divided by (ii) the total amortized cost of all accruing debt investments included in the calculated group as of the end of the applicable reporting period.
(2)	The yield on our investments does not represent the return to our shareholders.

The following table presents a summary of interest rate and maturity statistics for the debt investments, based on par value, in our investment portfolio as of September 30, 2017 and December 31, 2016:

Floating interest rate debt investments:	September 30, 2017		December 31, 2016
Percent of debt portfolio	80.7%		89.8%
Percent of floating rate debt investments with interest rate floors	99.9%		100.0%
Weighted average interest rate floor	1.0%		1.0%

Weighted average coupon spread to base rate	592	bps	572	bps
Weighted average years to maturity	5.0		5.2

Fixed interest rate debt investments:
Percent of debt portfolio	19.3%		10.2%
Weighted average coupon rate	8.1%		7.43%
Weighted average years to maturity	6.4		5.3

All of our floating interest rate debt investments have base rate reset frequencies of less than twelve months with the majority resetting at least quarterly. USD three-month LIBOR, the most prevalent index employed among our floating interest rate debt investments, ranged between 1.00% and 1.33%, and 0.61% and 0.87% during the nine months ended September 30, 2017 and 2016, respectively, and was 1.33% and 0.99% on September 30, 2017 and December 31, 2016, respectively. Base rate resets for floating interest rate investments will only result in interest income increases when the reset base interest rate exceeds the associated interest rate floor.

Our weighted forward looking annual yield on debt investments was 8.2% and 8.3% as of September 30, 2017 and December 31, 2016, respectively. Total investment return -net price and total investment return-net asset value were 4.16% and 4.46%, respectively, for the nine months ended through September 30, 2017. See Note 12. “Financial Highlights” in our unaudited condensed financial statements.

The following table shows the credit ratings of the investments in our investment portfolio, based upon the rating scale of Standard & Poor’s Ratings Services, as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
Standard & Poor’s rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
BBB-	$9,181	0.0%	$—	—%
BB	—	—	1,399,495	2.5
BB-	4,625,312	3.1	993,992	1.8
B+	5,322,797	3.6	11,455,615	20.4
B	38,183,941	25.7	18,309,957	32.5
B-	32,624,175	22.0	10,978,083	19.5
CCC+	35,131,937	23.7	8,887,616	15.8
CCC	7,832,111	5.3	2,445,781	4.4
CCC-	825,931	0.6	1,664,696	3.0
Not Rated	23,721,849	16.0	57,548	0.1

Total	$148,277,234	100.0%	$56,192,783	100.0%

The following table presents a summary of our investment portfolio arranged by industry classifications of the portfolio companies as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Software & Services	$33,308,488	22.5%	$7,657,545	13.6%
Retailing	22,653,601	15.3	7,443,502	13.2
Capital Goods	22,280,386	15.0	12,571,442	22.5
Materials	20,385,801	13.7	2,292,220	4.1
Health Care Equipment & Services	9,939,039	6.7	5,777,348	10.3
Commercial & Professional Services	9,603,821	6.5	4,673,366	8.3
Media	8,593,825	5.8	1,914,534	3.4
Consumer Services	7,929,890	5.3	3,387,303	6.0
Transportation	5,029,139	3.4	526,795	0.9
Semiconductors & Semiconductor Equipment	3,342,475	2.3	—	—
Pharmaceuticals, Biotechnology & Life Sciences	1,722,530	1.2	262,572	0.5
Food & Staples Retailing	1,110,197	0.7	2,263,161	4.0
Consumer Durables & Apparel	1,026,593	0.7	1,012,382	1.8
Telecommunications Services	589,935	0.4	1,589,068	2.8
Technology Hardware & Equipment	580,681	0.4	2,264,964	4.0
Food, Beverage & Tobacco	180,833	0.1	1,561,466	2.8
Utilities	—	—	995,115	1.8

Total	$148,277,234	100.0%	$56,192,783	100.0%

All portfolio companies held at September 30, 2017 were denominated in U.S. dollars except for one portfolio company, which was denominated in Canadian dollars and represented 3.0% of the investment portfolio. All portfolio companies held at December 31, 2016 were denominated in U.S. dollars.

Capital Resources and Liquidity

Sources and Uses of Capital

Our capital resources and liquidity are primarily derived from (i) equity capital proceeds from our Offering, (ii) cash flows from operations, including sales and repayments, (iii) our distribution reinvestment plan, (iv) Expense Support Payments received from our Advisors, and (v) borrowings from our Revolving Credit Facility effective July 2017. Our primary uses of funds include (i) investments in debt of portfolio companies, (ii) distributions to our shareholders, (iii) advisory fees, (iv) interest payments and (v) operating expenses. We expect to use proceeds from the turnover of our investment portfolio, proceeds from borrowings under our Revolving Credit Facility and equity capital proceeds from our Offering to finance our investment activities.

We may borrow funds to make investments, including before we have fully invested the proceeds of our Offering, to the extent we determine that leveraging our portfolio would be appropriate. On July 14, 2017, we entered into a senior secured revolving credit agreement. See Note 10. “Borrowings” in our unaudited condensed financial statements for information regarding the credit agreement.

Liquidity

During the nine months ended September 30, 2017, proceeds from sales of investments and principal payments totaled $55.0 million. In addition, distributions reinvested in the Company as a percentage of total distributions and distributions reinvested for the nine months ended September 30, 2017 was 49% and $2.1 million. As of September 30, 2017, we had approximately $5.6 million of cash.

In addition to liquidity derived from cash flows from operations, including investment sales and repayments, our distribution reinvestment plan and Expense Support Payments received from our Advisors, we continue to raise capital through our Offering. As of September 30, 2017, we had approximately 264 million additional shares of common stock available for sale through the Offering. Proceeds from any sales of these shares will provide us additional liquidity. During the period from October 1, 2017 through November 8, 2017, we received additional net proceeds of approximately $4.4 million from our Offering, including amounts reinvested through our distribution reinvestment plan.

On March 16, 2017, the board of trustees approved an amended and restated Managing Dealer Agreement between the Company and the Managing Dealer and approved an amended and restated Distribution and Shareholder Servicing Plan for the Company (the “Plan”). The new Managing Dealer Agreement and the Plan became effective on April 28, 2017, when the post-effective amendment to our registration statement on Form N-2 (File No. 333-199018) describing the new Managing Dealer Agreement and the Plan was declared effective by the SEC. The new Managing Dealer Agreement and the Plan lowers the ongoing distribution and shareholder servicing fee paid to the Managing Dealer from an annualized rate of 1.25% to an annualized rate of 1.00% of our net asset value per share. In addition, under the new Managing Dealer Agreement, we will cease paying the ongoing distribution and shareholder servicing fee when the total underwriting compensation paid from the upfront selling commissions, upfront dealer manager fees, and ongoing distribution and shareholder servicing fees attributable to our shares equals 8.5% of the aggregate gross offering proceeds from shares sold in the offering, excluding shares issued through the distribution reinvestment plan. The new Managing Dealer Agreement also removed the contingent deferred sales charge upon redemption of Company shares.

Borrowings

On July 14, 2017, we entered into a senior secured revolving credit agreement (the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility (the “Revolving Credit Facility”) consisting of loans to be made in dollars and other foreign currencies in an initial aggregate principal amount of $70 million. Availability under the Revolving Credit Facility will terminate on July 14, 2019 (the “Revolver Termination Date”) and the outstanding loans under the Revolving Credit Facility will mature on July 14, 2020. The Revolving Credit Facility also requires mandatory prepayment of interest and principal upon certain events during the term-out period commencing on the Revolver Termination Date. The stated borrowing rate under the Revolving Credit Facility is based on LIBOR plus an applicable spread of 2.75% or on an “alternate base rate” (as defined in the Credit Agreement). The Revolving Credit Facility includes an “accordion” feature that allows the Company, under certain circumstances, to increase the size of the facility to a maximum of $200 million. Under the Revolving Credit Facility, we have made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities. During the nine months ended September 30, 2017, we borrowed $31.5 million from the Revolving Credit Facility. Additionally, during the period from October 1, 2017 through November 8, 2017, we borrowed an additional $10.0 million. We have and will continue to use proceeds from borrowings to make investments in portfolio companies.

For the nine months ended September 30, 2017, our total all-in cost of financing, including fees and expenses, was 10.1%. We did not have any borrowings outstanding during the nine months ended September 30, 2016.

Commitments and Contingencies

See Note 11. “Commitments and Contingencies” in our unaudited condensed financial statements for information on our commitments and contingencies as of September 30, 2017.

Distributions to Shareholders

We pay monthly distributions to our shareholders in the form of cash. Shareholders may elect to reinvest their distributions as additional shares of our common stock under our distribution reinvestment plan. Dividends are taxable to our shareholders even if they are reinvested in additional shares of our common stock. The following table reflects the cash distributions per share and the total amount of distributions that we have declared on our common stock during the nine months ended September 30, 2017 and 2016:

	Per Share	Amount
Quarter ended:
March 31, 2017 (13 record dates)	$0.146250	$1,020,988
June 30, 2017 (13 record dates)	0.146250	1,394,636
September 30, 2017 (13 record dates)	0.146250	1,606,231

	$0.438750	$4,021,855

Quarter ended:
March 31, 2016 (5 record dates)	$0.054520	$30,301
June 30, 2016 (13 record dates)	0.141752	125,022
September 30, 2016 (13 record dates)	0.141752	385,468

	$0.338024	$540,791

Approximately 52% of the distributions declared during the nine months ended September 30, 2017 were reinvested in shares of our common stock by participants through our dividend reinvestment plan and the reinvested distributions represent an additional source of capital to us. See Note 7. “Distributions” in our unaudited condensed financial statements for additional disclosures on distributions.

We had sufficient taxable income to support 100% of our declared distributions during the year ended December 31, 2016. We do not expect to use equity capital to pay distributions to shareholders in the future nor do we expect any portion of our distributions paid in 2017 to be treated as a return of capital for tax purposes. We routinely disclose the sources of funds used to pay distributions to our shareholders in periodic reports that accompany (i) quarterly account statements and (ii) monthly distribution checks that are prepared and sent directly by our transfer agent to our shareholders. See Note 7. “Distributions” in our unaudited condensed financial statements for a discussion of the sources of funds used to pay distributions on a GAAP basis for the periods presented.

Expense Support and Reimbursement Arrangements with Our Advisors

The Advisors have incurred on our behalf organization and offering expenses totaling approximately $5.2 million as of September 30, 2017. Under the terms of the Investment Advisory and Sub-Advisory Agreements, respectively, upon satisfaction of the minimum offering requirement, CNL and KKR are entitled to receive up to 1.50% of gross proceeds raised in our offering until all organization and offering costs funded by CNL and KKR or its affiliates have been recovered. Offering expenses consist of costs incurred by CNL and KKR and their affiliates on our behalf for legal, accounting, printing and other offering expenses, including costs associated with technology integration between our systems and those of our participating broker-dealers, permissible due diligence reimbursements, marketing expenses, salaries and direct expenses of CNL’s and KKR’s employees, employees of their affiliates and others while engaged in registering and marketing the shares, which includes development of marketing materials and marketing presentations and training and educational meetings and generally coordinating the marketing process for us. Any such reimbursements will not exceed actual expenses incurred by CNL and KKR and their affiliates. CNL and KKR are responsible for the payment of our organization and offering expenses to the extent that these expenses exceed 1.5% of the gross proceeds from the Offering, without recourse against or reimbursement by us.

The Advisors waived all reimbursement of organization and offering expenses to which they are entitled to from March 1, 2016 (the date we satisfied the “minimum offering requirement”) through April 30, 2017. The waiver of the reimbursement requirements did not reduce the amount of organization and offering expenses incurred by the Advisors that is eligible for reimbursement in future periods. The Advisor’s waiver of organization and offering expense reimbursement temporarily reduced our operating expenses. The Advisors were entitled to reimbursement of approximately $0.3 million of organization and offering expenses for gross capital raise for the period May 1, 2017 through September 30, 2017, of which approximately $0.2 million had been reimbursed to the Advisors as of September 30, 2017. After the expiration of the waiver period on April 30, 2017, we began reimbursement of organization and offering expenses.

We have entered into an Expense Support and Conditional Reimbursement Agreement (as amended, the “Expense Support Agreement”) with the Advisors pursuant to which the Advisors jointly and severally agree to pay to us some or all operating expenses (an “Expense Support Payment”) for each month during the Expense Support Payment Period (as defined below) in which our board of trustees declares a distribution to our shareholders. The “Expense Support Payment Period” began on March 1, 2016, the date our minimum offering requirement was satisfied, and ends on December 31, 2017. The Advisors are entitled to be reimbursed promptly by us (a “Reimbursement Payment”) for Expense Support Payments made with respect to any class of common stock, subject to the limitation that no Reimbursement Payment may be made by us to the extent that it would cause our Other Operating Expenses (as defined in the Expense Support Agreement) for such class of common stock to exceed the lesser of (A) 1.75% of average net assets attributable to common shares on an annualized basis after taking such payment into account and (B) the percentage of our average net assets attributable to shares of such class of common stock represented by Other Operating Expenses (as defined in the Expense Support Agreement) during the period in which such Expense Support Payment from the Advisors was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an Expense Support Payment from the Advisors made during the same period). Additionally, reimbursement payments shall only be made to the extent that they do not exceed estimated taxable income taxes before reimbursement. Notwithstanding anything to the contrary in the Expense Support Agreement, no Reimbursement Payment shall be made with respect to any class of common stock if the effective rate of distributions per share on such class of common stock declared by us at the time of such Reimbursement Payment is less than the effective rate of distributions per share on such class of common stock at the time the Expense Support Payment was made to which such Reimbursement Payment relates. For this purpose, “effective rate of distributions per share” means actual declared distribution rate per share exclusive of return of capital, if any. The eligibility for reimbursement by us of Expense Support Payments will terminate three years from the date on which such Expense Support Payment was paid or waived. As of September 30, 2017, the amount of Expense Support Payments provided by the Advisors since inception is $4.1 million.

Results of Operations

As of September 30, 2017, the fair value of our investment portfolio totaled $148.3 million. The majority of our investments at September 30, 2017 consisted of debt investments. See the section entitled “Portfolio and Investment Activity” above for a discussion of the general terms and characteristics of our investments, and for information regarding investment activities during the nine months ended September 30, 2017 and 2016.

The following is a summary of our operating results for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total investment income	$2,542,365	$331,643	$5,566,038	$444,161
Net operating expense (1)	(1,543,587)	(175,800)	(3,010,759)	(220,722)

Net investment income	998,778	155,843	2,555,279	223,439

Net realized gains	60,487	71,463	367,345	71,831
Net change in unrealized appreciation	486,479	412,913	314,556	482,699

Net increase in net assets resulting from operations	$1,545,744	$640,219	$3,237,180	$777,969

(1)	Net of expense support of $0.6 million, $1.9 million, $0.6 million and $1.4 million for the three and nine months ended September 30, 2017 and 2016, respectively.

Investment income

Investment income consisted of the following for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income	$2,203,821	$326,873	$5,181,353	$438,244
Fee income	338,544	4,770	384,685	5,917

Total investment income	$2,542,365	$331,643	$5,566,038	$444,161

As of September 30, 2017, our weighted average annual yield on our accruing debt investments was 8.2% based on amortized cost, as defined above in “Portfolio and Investment Activity.” The weighted average annual yield on debt investments is higher than what investors in our Company will realize because it does not reflect expenses of the Company or any sales load. As of September 30, 2017, approximately 80.7% of our debt investments had floating rate interest; therefore, changes in interest rates could have a material impact on our interest income in the future. Our fee income consists of transaction-based fees and is non-recurring. The increase in fee income during the three months ended September 30, 2017 is related to capital structuring fees earned on directly originated investments. See Note 8. “Fee Income” in our unaudited condensed financial statements for additional information on fee income. See Item 3. “Quantitative and Qualitative Disclosures about Market Risk” for further information on the impact interest rate changes could have on our results of operations.

We commenced investment operations on March 1, 2016. Interest income for the nine months ended September 30, 2017 and 2016 was $5.2 million and $0.4 million, respectively. The increase in interest income was due primarily to the growth of our portfolio of investments. We had investments at fair value of $148.3 million and $31.8 million as of September 30, 2017 and 2016, respectively. We believe that our interest income is not representative of either our stabilized performance or our future performance. We expect an increase in interest income in future periods due to an increasing base of investments that we expect to result from the expected increase in capital available for investment as related to our Offering.

Operating expenses

Our operating expenses for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investment advisory fees	$628,397	$165,183	$1,519,887	$225,666
Professional services	64,212	129,162	495,628	600,304
Administrative services	327,037	127,974	719,875	268,582
Custodian and accounting fees	89,623	48,977	243,262	113,568
Interest expense	326,305	—	326,305	—
Trustee fees and expenses	52,123	49,017	155,437	114,017
Organization expenses	117,334	—	205,173	—
Insurance	42,397	40,191	122,936	64,498
Performance-based incentive fees	109,394	96,726	136,039	110,906
Distribution and shareholder servicing fees	251,611	79,074	686,677	109,816
Offering expense	91,280	—	91,280	—
Other	50,126	43,080	174,910	60,954

Total operating expenses	2,149,839	779,384	4,877,409	1,668,311
Expense support	(606,252)	(603,584)	(1,866,650)	(1,447,589)

Net operating expenses	$1,543,587	$175,800	$3,010,759	$220,722

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

Our Advisors are also eligible to receive incentive fees based on our performance. Our performance-based incentive fees, which are comprised of two parts, consisted of the following for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Subordinated incentive fee on income	$—	$—	$—	$—
Incentive fee on capital gains	109,394	96,726	136,039	110,906

Total performance-based incentive fees	$109,394	$96,726	$136,039	$110,906

A subordinated incentive fee on income is payable to our Advisors each calendar quarter if our pre-incentive fee net investment fee income (as defined in the Investment Advisory Agreement and approved by our board of trustees) exceeds the 1.75% quarterly preference return to our shareholders (the ratio of pre-incentive fee net investment income divided by average adjusted capital). We did not incur any subordinated incentive fee on income during the nine months ended September 30, 2017.

The annual incentive fees on capital gains recorded for GAAP purposes is equal to (i) 20% of our realized and unrealized capital gains on a cumulative basis since inception, net of all realized capital losses and unrealized depreciation on a cumulative basis from inception, less (ii) the aggregate amount of any previously paid incentive fees on capital gains. For financial reporting purposes, in accordance with GAAP, we include unrealized appreciation on our investment portfolio in the calculation of incentive fees on capital gains; however, such amounts are not payable by us unless and until the net unrealized appreciation is actually realized. A significant portion of incentive fees on capital gains is accrued with respect to net unrealized appreciation in our investment portfolio, although no such incentive fee is actually payable by us with respect to such net unrealized appreciation unless and until the net unrealized appreciation is actually realized in a cumulative amount that exceeds any unrealized depreciation in our portfolio. The actual amount of incentive fees on capital gains that are due and payable to the Advisors is determined at the end of the calendar year. As of September 30, 2017, the cumulative realized gains were $0.5 million and the unrealized depreciation on our investment portfolio was $1.0 million, therefore the Advisors have not received, nor earned, any payment of incentive fees on capital gains since inception of the Company.

See “—Contractual Obligations —Investment Advisory Agreements,” below for further details about the performance-based incentive fees.

Net realized gains

For the nine months ended September 30, 2017 and 2016, we had proceeds from sales of investments of $41.7 million and $1.47 million and recognized $361,567 and $71,831 in realized gains from the sale of investments, respectively.

Net change in unrealized appreciation or depreciation

For the three and nine months ended September 30, 2017 and 2016, net unrealized appreciation (depreciation) consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investments	$410,134	$410,639	$232,733	$480,425
Derivative instruments	77,173	—	77,173	—
Foreign currency translation	(828)	2,274	4,650	2,274

Total net unrealized appreciation	$486,479	$412,913	$314,556	$482,699

For the three and nine months ended September 30, 2017 and 2016, net change in unrealized appreciation and depreciation on investments consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net change in unrealized appreciation (depreciation) on investments:
Unrealized appreciation	$645,998	$408,517	$1,048,221	$525,773
Unrealized depreciation	(235,864)	2,122	(815,488)	(45,348)

Total net unrealized appreciation	$410,134	$410,639	$232,733	$480,425

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

Adjusted net investment income

Our net investment income totaled $998,778 (or $0.09 per share) and $2,555,279 (or $0.28 per share) for the three and nine months ended September 30, 2017, respectively. As described above in “Investment advisory fees and performance-based incentive fees,” we accrue estimated performance-based incentive fees with respect to any net realized and unrealized appreciation in our investment portfolio. The performance-based incentive fees are treated as an operating expense and therefore are a deduction in calculating our net investment income on a GAAP basis. However, our net realized and unrealized appreciation on our investment portfolio that partly determine these fees are not included in net investment income. Therefore, in order to evaluate our net investment income without regard to realized and unrealized appreciation in our investment portfolio, including the impact of related accrued performance-based fees, we have developed a supplemental, non-GAAP measure, which we refer to as “adjusted net investment income,” which presents net investment income before the effects of unearned performance-based incentive fees. Adjusted net investment income is also impacted by the Expense Support Payments and reimbursements.

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

The following table presents a reconciliation of our net investment income to adjusted net investment income for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net investment income (GAAP)	$998,778	$155,843	$2,555,279	$223,439
Deduct: Expense Support	(606,252)	(603,584)	(1,866,650)	(1,447,589)
Add: Estimated unearned performance-based incentive fees	109,394	91,429	136,039	105,609

Adjusted net investment income (loss) (non-GAAP)	$501,920	$(356,312)	$824,668	$(1,118,541)

Net investment income per share (GAAP)	$0.09	$0.06	$0.28	$0.14

Adjusted net investment income (loss) per share (non-GAAP)	$0.05	$(0.13)	$0.09	$(0.68)

Net Assets, Net Asset Value per Share and Annual Investment Return and Total Return Since Inception

Net assets increased $53.54 million and $34.87 million during the nine months ended September 30, 2017 and 2016, respectively. The most significant increase in net assets during the nine months ended September 30, 2017 and 2016 was attributable to capital transactions including the issuance of shares of common stock of $54.32 million and $34.64 million, respectively. Our operations resulted in net assets increasing $3.24 million and $0.78 million during the nine months ended September 30, 2017 and 2016, respectively. Our overall increase in net assets was partially offset by distributions to shareholders in the amount of $4.02 million and $0.54 million during the nine months ended September 30, 2017 and 2016, respectively.

Our net asset value per share was $9.23 and $9.17 on September 30, 2017 and 2016, respectively. After considering (i) the overall changes in net asset value per share, (ii) distributions paid of approximately $0.44 and $0.34 per share during the nine months ended September 30, 2017 and 2016, respectively, and (iii) the assumed reinvestment of those distributions at 95.25% of the prevailing offering price per share, the total investment return was 4.46% and 5.73% (not annualized) for shareholders who held our shares over the entire nine months ended September 30, 2017 and 2016, respectively.

Initial shareholders who subscribed to our initial offering in March 2016 with an initial investment of $10,000 and an initial purchase price equal to $9.45 per share (public offering price including all sales loads) have seen the value of their investment grow by 7.9% (see charts below). Initial shareholders who subscribed to our initial offering in March 2016 with an initial investment of $10,000 and an initial purchase price equal to $9.00 per share (the initial public offering price excluding sales load and distribution and shareholder servicing fees) have registered a total investment return of 15.4% (see charts below). The S&P/LSTA Leveraged Loan Index, a primary measure of senior debt covering the U.S. leveraged loan market, which currently consists of approximately 1,100 credit facilities throughout numerous industries, and the Merrill Lynch US High Yield Master II Index, a primary measure of subordinated debt consisting of approximately 2,000 high yield corporate bonds, registered cumulative total returns of approximately 14.7% and 26.1%, respectively, in the period from March 1, 2016 to September 30, 2017.

Growth of $10,000 Initial Investment(1)
$13,000
$12,500
$12,000
$11,500
$11,000
$10,500
$10,000
$9,500
$9,000
$12,614
$11,541
$11,469
$10,790
Mar-2016
Mar-2016
Apr-2016
May-2016
Jun-2016
Jul-2016
Aug-2016
Sep-2016
Oct-2016
Nov-2016
Dec-2016
Jan-2017
Feb-2017
Mar-2017
Apr-2017
May-2017
Jun-2017
Jul-2017
Aug-2017
Sep-2017
CCT II (excluding sales load and distribution and shareholder servicing fee) (2)
CCT II (including sales load and distribution and shareholder servicing fee) (3)
S&P/LSTA Leverage Loan Index
Merrill Lynch High Yield Master II Index

(1)	Cumulative performance: March 1, 2016 to September 30, 2017.
(2)	Excludes upfront sales load and distribution and shareholder servicing fee.
(3)	Includes upfront sales load and distribution and shareholder servicing fee.

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

	Since Inception (March 1, 2016)	Trailing 12 Months
Public Offering Price/Share	$9.45	$9.65
Net Offering Price/Share	$9.00	$9.19
Distributions/Share	$0.92	$0.58
Terminal Value/Share (NAV)	$9.23	$9.23

In the chart above, we also present the average annual returns for the trailing 12 months, assuming (i) the purchase of shares of common stock at the public offering price and net offering price (95.25% of public offering price) at the beginning of the period, (ii) reinvestment of distributions in the common stock, (iii) a terminal value at September 30, 2017 equal to net asset value of $9.23 per share and (iv) distributions payable to shareholders as of September 30, 2017.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed financial statements which have been prepared in accordance with GAAP. The preparation of our unaudited condensed financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 2. “Significant Accounting Policies” to our unaudited condensed financial statements describes the significant accounting policies and methods used in the preparation of our financial statements. We consider the accounting policies listed below to be critical because they involve management judgments and assumptions, require estimates about matters that are inherently uncertain and are important for understanding and evaluating our reported financial results. These judgments affect (i) the reported amounts of assets and liabilities, (ii) our disclosure of contingent assets and liabilities as of the dates of the financial statements and (iii) the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ materially from the amounts reported based on these policies.

Valuation of Investments and Unrealized Gain (Loss) – Our investments consist primarily of investments in senior and subordinated debt of private U.S. companies and are presented in our financial statements at fair value. See Note 3. “Investments,” in our unaudited condensed financial statements for more information on our investments. As described more fully in Note 2. “Significant Accounting Policies” and Note 5. “Fair Value of Financial Instruments” in our unaudited condensed financial statements, a valuation hierarchy based on the level of independent, objective evidence available regarding value is used to measure the fair value of our investments. Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to our portfolio investments for which market quotations are not readily available, our board of trustees is responsible for determining in good faith the fair value of our portfolio investments in accordance with, and the consistent application of, the valuation policy and procedures approved by the board of trustees, based on, among other things, the input of our Advisors, audit committee and independent third-party valuation firms.

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

The table below presents information on investments classified as Level 3 as of September 30, 2017:

As of	September 30, 2017	December 31, 2016
Fair value of investments classified as Level 3	$25,015,411	$673,164
Total fair value of investments	$148,277,234	$56,192,783
% of fair value classified as Level 3	16.9%	1.2%

Number of positions classified as Level 3	12	2
Total number of positions	82	59
% of positions classified as Level 3	14.6%	3.4%

Fair value of individual positions classified as Level 3:
Highest fair value	$4,468,099	$615,616
Lowest fair value	$54,821	$57,548
Average fair value	$2,084,618	$336,582

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of September 30, 2017 are described in Note 5. “Fair Value of Financial Instruments” in our financial statements, as well as the directional impact to the valuation from an increase in various unobservable inputs.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2017.

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

As of September 30, 2017, we had accrued an incentive fee on capital gains of $303,107. See Note 6. “Related Party Transactions” in our financial statements for expanded discussion of the Investment Advisory Agreement and Sub-Advisory Agreement.

The terms of the Investment Advisory Agreement entitle CNL (and indirectly KKR) to receive up to 1.5% of gross proceeds in connection with the Offering as reimbursement for organization and offering expenses incurred by the Advisors on our behalf. The Advisors waived the reimbursement of organization and offering expenses in connection with our gross capital raised before April 30, 2017. Gross capital raised by us after April 30, 2017 will be subject to the maximum organization and offering cost reimbursement of 1.5%. The O&O Reimbursement Waiver does not reduce the amount of organization and offering expenses incurred by the Advisors that are eligible for reimbursement in future periods.

Unfunded Commitments

Unfunded commitments to provide funds to portfolio companies are not recorded on our statements of assets and liabilities. Because these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We estimate that we have sufficient liquidity to fund such unfunded loan commitments should the need arise. As of September 30, 2017, our unfunded commitments are as follows:

Category / Company
Unfunded Term Loan Commitments:
Wheels Up Partners LLC	2,757,304
Frontline Technologies Group LLC	889,323
Unfunded Revolving Loan Commitments:
Smart Modular Technologies, Inc.	$44,373
Unfunded Equity Commitments:
Polyconcept North America	25,737

Total Unfunded Commitments	$3,716,737

Related Party Transactions

We have entered into agreements with our Advisors and certain of their affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisors and their affiliates for investment and advisory services, selling commissions, ongoing distribution and shareholder servicing fees and marketing fees in connection with our Offering, and reimbursement of offering and administrative and operating fees and costs. See Note 6. “Related Party Transactions” in our unaudited condensed financial statements and Part III - Item 13. “Certain Relationships and Related Transactions, and Trustee Independence” in our Form 10-K for the period ended December 31, 2016 for a discussion of the various related party transactions, agreements and fees.

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

As of September 30, 2017, approximately 80.7% of our portfolio of debt investments, or approximately $118.7 million measured at par value, featured floating or variable interest rates. The variable interest rate debt investments usually provide for interest payments based on three-month LIBOR (the base rate) and typically have durations of three months after which the base rates are reset to then prevailing three-month LIBOR. As of September 30, 2017, 99.9% of our portfolio of variable interest rate debt investments, or approximately $118.6 million measured at par value, featured minimum base rates, or base rate floors, and the weighted average base rate floor for such investments was 1.0%. Variable interest rate investments that feature a base rate floor generally reset to the then prevailing three-month LIBOR only if the reset base rate exceeds the base rate floor on the applicable interest rate reset date, in which cases we may benefit through an increase in interest income from such interest rate adjustments.

Based on September 30, 2017 balance sheet, the following table shows the annual impact of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

	As of September 30, 2017
Basis Point Change	Interest Income	Interest Expense	Net Investment Income (1)
Down 50 basis points	$(313,605)	$(157,500)	$(156,105)
Up 50 basis points	$511,780	$157,500	$354,280
Up 100 basis points	$1,023,561	$315,000	$708,561
Up 150 basis points	$1,535,341	$472,500	$1,062,841
Up 200 basis points	$2,047,121	$630,000	$1,417,121

(1)	Excludes the impact of performance-based incentive fees and expense support. See Note 6. “Related Party Transactions” in our condensed financial statements for more information on performance-based incentive fees and expense support.

The interest rate sensitivity analysis presented above does not consider the potential impact of the changes in fair value of our debt investments and the net asset value of our common stock in the event of sudden increases in interest rates associated with high yield corporate bonds.

Approximately 19.3% of our debt investment portfolio was invested in fixed interest rate, high yield corporate debt investments as of September 30, 2017. Rising market interest rates will most likely lead to fair value declines for high yield corporate bonds and a decline in the net asset value of our common stock, while declining market interest rates will most likely lead to an increase in bond values.

As of September 30, 2017, 84.8% of our debt investments had prices that are generally available from third party pricing services. We consider these debt investments to be liquid since these types of assets are generally broadly syndicated and owned by a wide group of institutional investors, business development companies, mutual funds and other investment funds. Additionally, this group of assets is susceptible to revaluation, or changes in bid-ask values, in response to sudden changes in expected rates of return associated with these investments.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – None.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Mine Safety Disclosures – Not applicable

Item 5.	Other Information – None

Item 6.	Exhibits – The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

EXHIBIT INDEX

The following exhibits are filed or incorporated as part of this report

10.1	Senior Secured Revolving Credit Agreement, dated as of July 14, 2017, among Corporate Capital Trust II, the lenders from time to time party thereto and ING Capital LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 17, 2017.)

10.2	Third Amended and Restated Expense Support Agreement, dated as of September 30, 2017, by and among Corporate Capital Trust II, CNL Fund Advisors, II LLC and KKR Credit Advisors (US) LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 20, 2017.)

31.1	Certification of Chief Executive Officer of Corporate Capital Trust II, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of Corporate Capital Trust II, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Corporate Capital Trust II, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of November 2017.

CORPORATE CAPITAL TRUST II

By:	/s/ Thomas K. Sittema
THOMAS K. SITTEMA
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Chirag J. Bhavsar
CHIRAG J. BHAVSAR
Chief Financial Officer
(Principal Financial and Accounting Officer)