Form 10-K
period 2017-12-31
Corporate Capital Trust II
filed 2018-03-02
CIK 1617896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.05 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There is no established market for the Registrant’s shares of common stock. The Registrant suspended its public offering of its shares of common stock in January 2018.  Shares were offered and sold at $9.80 as of June 30, 2017. The number of shares held by non-affiliates as of June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately 9,695,824.

As of February 23, 2018, there were 12,739,740 shares of the registrant’s common stock outstanding.

Table of Contents

i

PART I

STATEMENT REGARDING FORWARD LOOKING INFORMATION

The following information contains statements that constitute forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements generally are characterized by the use of terms such as “may,” “should,” “plan,” “anticipate,” “estimate,” “intend,” “predict,” “believe” and “expect” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: persistent economic weakness at the global or national level, increased direct competition, changes in government regulations, including tax regulations, or accounting rules, changes in local, national and global capital market conditions, changes in interest rates, our ability to obtain or maintain credit lines or credit facilities on satisfactory terms, our ability to identify suitable investments, our ability to close on identified investments, our business prospects and the prospects of the portfolio companies in which we may invest, our ability to maintain our qualification as a regulated investment company and as a business development company, the ability of our Advisors (defined below) and their affiliates to attract and retain highly talented professionals, inaccuracies of our accounting estimates, the ability of our Advisors to locate suitable borrowers for our loans and the ability of such borrowers to make payments under their respective loans or the risks, uncertainties and other factors identified in the section entitled “Risk Factors” in this report. Given these uncertainties, we caution you not to place undue reliance on such statements, which apply only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. The forward-looking statements should be read in light of the risk factors identified in Item 1A. “Risk Factors” of this report.

The forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 27A of the Securities Act and Section 21E of the Exchange Act.

Item 1.	Business

General

Corporate Capital Trust II  (which is referred to in this report as “we”, “our”, “us”, “our company” or the “Company”) is a non-diversified closed-end management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). Formed as a Delaware statutory trust on August 12, 2014, we are externally managed by CNL Fund Advisors II, LLC (“CNL”) and KKR Credit Advisors (US) LLC (“KKR”). CNL, which is our investment adviser, and KKR, which is our investment sub-adviser, are referred to in this report as our “Advisors.” Our Advisors are collectively responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Both Advisors are registered as investment advisers with the Securities and Exchange Commission (the “SEC”).  CNL also provides the administrative services necessary for our company to operate.

In December 2017, our board of trustees approved the investment co-advisory agreements and the investment advisory agreements to be entered into between us, KKR and an affiliate of Franklin Square Holdings, L.P. (“FS Investments”) setting forth our proposed new advisory structure. In January 2018, we filed a definitive proxy statement soliciting shareholder approval of certain co-advisory agreements and the joint investment advisory agreement, each of which would replace the current Investment Advisory Agreement.  The effectiveness of the investment co-advisory agreements and joint advisor investment advisory agreement is subject to various conditions, including shareholder approval thereof. If any of these conditions are not satisfied or (to the extent permitted) waived, the investment co-advisory agreements and/or the joint advisor investment advisory agreement may not go into effect. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Proposed Changes to Advisory Structure” for additional information.

Our Common Stock Offerings

On September 29, 2014, we filed a registration statement on Form N-2 (as amended and supplemented, the “Registration Statement”) with the SEC to register our offering for sale on a continuous basis of up to $2.6 billion of shares of beneficial interest of our common stock (“common stock”) (275 million shares) (the “Offering”). On September 25, 2014, we entered into founder stock purchase agreements for the sale of 222.22 shares of common stock to CNL Fund Advisors Company and KKR for consideration of $2,000 (the “Founder Stock Purchase Agreements”). On August 26, 2015, and August 27, 2015, we entered into share purchase agreements for the sale of 555,555.56 shares of common stock to CNL and KKR for consideration of $5.0 million (the “Share Purchase Agreements”). On October 9, 2015, our company filed a Form N-54A and notified the SEC of its election, pursuant to the provisions of Section 54(a) of the 1940 Act, to be subject to the provisions of Sections 55 through 65 of the 1940 Act. The

Registration Statement was declared effective by the SEC on October 9, 2015 and our company commenced its Offering. We became operational on March 1, 2016 when we satisfied our minimum offering requirement and raised approximately $122.3 million (12.6 million shares of common stock), including $3.4 million (0.4 million shares of common stock) raised through our dividend reinvestment plan, through December 31, 2017. In December 2017, our board of trustees approved the suspension of our Offering to new investors effective January 10, 2018.  See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on our Offering.

Investment Objectives

Our investment objective is to provide our shareholders with current income and, to a lesser extent, long-term capital appreciation. We intend to pursue our investment objective by investing primarily in the debt of privately owned U.S. companies with a focus on originated transactions sourced through the networks of our Advisors. As of December 31, 2017, our investment portfolio totaled $163.9 million and consisted primarily of senior and subordinated debt. Due to the suspension of our Offering effective January 10, 2018, we intend to use other sources of capital to make additional investments and we anticipate that a substantial portion of our debt investments may take the form of corporate loans or bonds, may be directly originated as primary market negotiated transactions or purchased on the secondary market, may be secured or unsecured and may, in some cases, be accompanied by warrants, options or other forms of equity participation. We may separately purchase common or preferred equity interests in transactions. We may invest in various types of derivatives, including total return swaps, interest rate swaps, cross currency swaps and foreign currency forward contracts and options. Our portfolio is expected to include fixed-rate investments that generate absolute returns as well as floating-rate investments that provide variable returns in rising interest rate and inflationary environments. A portion of our portfolio may consist of investments in private investment funds, including hedge funds, private equity funds, limited liability companies and other business entities.

Throughout this report, we may refer to the issuers of our debt and equity investments as portfolio companies.

We will seek to build on the investment expertise and sourcing networks of our Advisors and adhere to an investment approach that emphasizes strong fundamental credit analysis and rigorous portfolio monitoring. We intend to be disciplined in selecting investments and focus on opportunities that are perceived to offer favorable risk/reward characteristics and relative value. We believe the market for lending is currently characterized by significant demand for capital and that we will therefore have considerable opportunities as a provider of capital to achieve attractive pricing and terms on our investments. Although we have suspended raising capital in our Offering, we intend to use other sources of capital with the goal of serving our target market and capitalizing on what we believe is a compelling and sustained market opportunity.

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

•

Stage of Business Life Cycle. We seek mature, privately owned businesses that have long track records of stable, positive cash flow. We generally do not invest in start-up companies or companies with speculative business plans. As a business development company, we generally must, under relevant SEC rules, invest at least 70% of our total assets in “qualifying assets,” which includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public listed companies that have a market capitalization of less than $250 million.

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

•

Liquidity.  We intend to focus on originated debt investments sourced through the networks of our Advisors. We define originated debt investments as any negotiated investment where we, through our Advisors’ direct efforts, provide funds directly to a portfolio company. Substantially all debt securities acquired through originated transactions are subject to legal and other restrictions on resale or are otherwise less liquid than exchange-listed securities, in that we typically would be unable to exit these investments unless and until the portfolio company has a liquidity event such as a sale, refinancing or initial public offering. While these investments will generally be less liquid than investments purchased on the secondary market, we believe that the illiquidity premium associated with these investments may offer an attractive risk adjusted return. In addition, based upon the then current market opportunity, we may acquire debt investments through secondary market transactions which will generally have increased liquidity characteristics as compared to originated transactions.

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

Other Factors Affecting Portfolio Construction

As a business development company under the 1940 Act that intends to qualify annually as a regulated investment company (“RIC”) under the Code, our investment activities are subject to certain regulatory restrictions. These restrictions include (i) requirements under the 1940 Act that we invest our capital primarily in U.S. companies either that are privately owned or that are listed on a national securities exchange with a market capitalization of less than $250 million, and (ii) investment diversification and source of income criteria imposed by the Code. For a description of certain valuation risks associated with our investments in portfolio companies, see Item 1A. “Risk Factors – Risks Related to Our Business.” All of our investment portfolio is recorded at fair value as determined in good faith by our board of trustees and, as a result, there is and will be uncertainty as to the value of our portfolio investments and uncertainty as to the accuracy of our net asset value.

In addition, prior to receiving an exemptive order from the SEC, we were not permitted to co-invest alongside certain affiliates of our Advisors in privately negotiated transactions. On June 19, 2017, the SEC issued an order granting us exemptive relief (the “SEC Exemptive Order”) that expands our ability to co-invest with certain of our affiliates, including Corporate Capital Trust, Inc. (“CCT”), in privately negotiated transactions.  Subject to the conditions specified in the SEC Exemptive Order, we are permitted to co-invest with those affiliates in certain additional investment opportunities, including investments originated and directly negotiated by KKR.

Portfolio and Investment Activity

On March 1, 2016, we commenced investment operations and began executing on our strategy of investing in the debt of privately owned U.S. companies. Specifically, as of December 31, 2017, our investment portfolio consisted of investment interests in 82 portfolio companies, for a total fair value of $163.9 million. The investment portfolio is primarily composed of senior debt and subordinated debt. As of December 31, 2017, 81.7% of our debt investments, based on fair value, featured floating interest rates, primarily based on London Interbank Offered Rate (or “LIBOR”). As of December 31, 2017, our investment portfolio was diversified across 17 industries.

Our investment program is not managed with any specific investment diversification or dispersion target goals. The table below summarizes the composition of our investment portfolio based on fair value as of December 31, 2017 and 2016.

	December 31, 2017		December 31, 2016
Asset Category	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Senior debt
Senior secured loans - first lien	$93,689,272	57.2%	$39,685,517	70.6%
Senior secured loans - second lien	33,341,406	20.3	10,571,654	18.8
Other senior secured debt	6,060,052	3.7	—	—
Total senior debt	133,090,730	81.2	50,257,171	89.4
Subordinated debt	23,969,734	14.6	5,878,064	10.5
Equity/Other	6,850,126	4.2	57,548	0.1
Total	$163,910,590	100.0%	$56,192,783	100.0%

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

We believe we will have the following potential competitive advantages over other capital providers that operate in the markets we target and allow us to take advantage of the market opportunity we have identified:

•

Proprietary Sourcing and Deal Origination. Our Advisors, through their deep industry relationships and investment teams that actively source new investments, provide us with immediate access to an established source of proprietary deal flow. CNL, KKR and their affiliates have built leading franchises and deep relationships with major companies, financial institutions and other investment and advisory institutions for sourcing new investments. KKR’s investment professionals are also organized into industry groups that conduct their own primary research, develop views on industry themes and trends and proactively work to identify companies in which to invest, often on an exclusive basis. We believe that our Advisors’ broad networks and the internal deal generation strategies of their investment teams will create favorable opportunities to deploy capital across a broad range of originated transactions that have attractive investment characteristics.

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

•

Experienced Management and Investment Expertise. Affiliates of each of our Advisors have more than 40 years of investment experience that spans a broad range of economic, market and financial conditions. By accessing their combined resources, skills and experience, we believe we will benefit from CNL’s investment philosophy of focusing on underserved, undercapitalized markets and KKR’s rigorous investment approach, industry expertise and experience investing throughout a company’s capital structure. Further, we benefit from KKR’s and an affiliate of CNL’s experience advising CCT which has increased their visibility and relationship network to middle-market companies.

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

•

Allocation Policy. On June 19, 2017, the SEC issued the SEC Exemptive Order that expands our ability to co-invest with certain of our affiliates, including CCT, in privately negotiated transactions.  Subject to the conditions specified in the SEC Exemptive Order, we are permitted to co-invest with those affiliates in certain additional investment opportunities, including investments originated and directly negotiated by KKR. We adopted KKR’s allocation policy, which is designed to fairly and equitably distribute investment opportunities among funds or pools of capital managed by KKR. The KKR co-investment allocation policy provides that once an investment has been approved and is deemed to be in our best interest, we will receive a pro rata share of the investment based on capital available for investment in the asset class being allocated. Investment allocation across co-investing accounts will be approved by our board of trustees. Determinations as to the amount of capital available for investment are based on such factors as: the amount of cash on-hand, existing commitments and reserves, the targeted leverage level, the targeted asset mix and diversification requirements, other investment policies and restrictions, and limitations imposed by applicable laws, rules, regulations or interpretations. However, there can be no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.

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

Prior to suspending our Offering on January 10, 2018, we were generally unable to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options, or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our board of trustees determines that such sale is in our best interests and the best interests of our shareholders, and our shareholders approve such sale. In addition, if our board of trustees reinstates our Offering, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing shareholders, in payment of dividends, and in certain other limited circumstances.

As a business development company, prior to the SEC issuing the co-investment Exemptive Order on June 19, 2017, we were not permitted to invest in any portfolio company in which our Advisors or any of their affiliates had an investment, or to make any co-investments with our Advisors or any of their affiliates. On June 19, 2017, the SEC issued the SEC Exemptive Order granting us exemptive relief that expands our ability to co-invest with certain of our affiliates in privately negotiated transactions.  Subject to the conditions specified in the SEC Exemptive Order, we are permitted to co-invest with those affiliates in certain additional investment opportunities, including investments originated and directly negotiated by our Advisors.

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

Additionally, from the fees that CNL receives from us under the Investment Advisory Agreement, CNL will pay to KKR beginning the date we meet our minimum offering requirement and continuing for a period of five (5) years a quarterly acquisition fee of 0.25% on originated investments, which includes all originated loan, bond or equity transactions sourced for us directly by the Sub-Adviser and recorded under generally accepted principles as assets in the financial records, and a quarterly fee of 0.125% on primary issuance investments, which includes all loan, bond or equity transactions purchased (but not sourced) by us though the Sub-Advisor and recorded under generally accepted principles as assets in the financial records. The total of this acquisition fee from inception will not exceed an aggregate of $16 million and will not be paid from our assets. Such acquisition fee shall be payable so long as, in each quarter that such fee is payable, the cumulative realized and unrealized gains from inception exceed the cumulative realized and unrealized losses from inception on originated investments and primary issuance investments.

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

As further discussed under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Proposed Changes to Advisory Structure,” in December 2017, our board of trustees approved the investment co-advisory agreements and the investment advisory agreements to be entered into between us, KKR and an affiliate of FS Investments setting forth our proposed new advisory structure, which remains subject to shareholder approval.

We also entered into a managing dealer agreement with CNL Securities Corp., an affiliate of CNL. CNL Securities Corp. serves as the managing dealer (the “Managing Dealer”) of the Offering. Our Managing Dealer will receive an up-front selling commission, a dealer manager fee and an ongoing distribution and shareholder servicing fee in connection with our shares sold in the Offering. The up-front selling commission is 2% of the gross offering proceeds per share. It is anticipated that substantially all of the up-front selling commission will be reallowed by the Managing Dealer to participating broker-dealers for selling shares to their customers.  The dealer manager fee is 2.75% of the gross offering proceeds per share. The Managing Dealer may reallow all or a portion of the dealer manager fee for each share sold by a participating broker as marketing support. Additionally, in accordance with the Managing Dealer Agreement, we will pay the Managing Dealer an ongoing distribution and shareholder servicing fee at an annualized rate of 1.25% of our net asset value per share, excluding shares issued through the distribution reinvestment plan. The ongoing distribution and shareholder servicing fee will accrue daily based on our most recently published net asset value and be paid monthly or quarterly in arrears. FINRA Rule 2310 provides that the maximum underwriting compensation payable from any source to FINRA members participating in an offering may not exceed 10% of gross offering proceeds, excluding proceeds from a distribution reinvestment plan.

On March 16, 2017, the board of trustees approved an amended and restated managing dealer agreement (the “New Managing Dealer Agreement”) between us and the Managing Dealer and approved an amended and restated distribution and shareholder servicing plan for us (the “New Distribution and Shareholder Servicing Plan”). The New Managing Dealer Agreement and the New Distribution and Shareholder Servicing Plan became effective on April 28, 2017, when the post-effective amendment to our registration statement on Form N-2 (File No. 333-199018) describing the New Managing Dealer Agreement and the New Distribution and Shareholder Servicing Plan was declared effective by the SEC. The New Managing Dealer Agreement and the New Distribution and Shareholder Servicing Plan lowers the ongoing distribution and shareholder servicing fee paid to the Managing Dealer from an annualized rate of 1.25% to an annualized rate of 1.00% of our net asset value per share. In addition, under the New Managing Dealer Agreement, we will cease paying the ongoing distribution and shareholder servicing fee when the total underwriting compensation paid from the upfront selling commissions, upfront dealer manager fees, and ongoing distribution and shareholder servicing fees attributable to our shares equals 8.5% of the aggregate gross offering proceeds from shares sold in the Offering, excluding shares issued through the distribution reinvestment plan. The New Managing Dealer Agreement also removed the contingent deferred sales charge upon redemption of our shares.

We have applied for exemptive relief from the SEC to offer multiple share classes. In the event we obtain such relief, we may amend the Registration Statement to offer a share class without an asset-based charge. In the event we obtain the relief to offer such a share class, we may convert shareholder accounts into a share class that has no asset-based charge at the end of the month in which the transfer agent, on our behalf, determines that an account has paid cumulative underwriting compensation attributable to the shares held within his or her account in excess of 8.5% of gross proceeds.

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

CNL, certain CNL affiliates, and KKR receive compensation and reimbursement of expenses and personnel time in connection with (i) the performance and supervision of administrative services on our behalf, (ii) certain expenses associated with investment advisory activities and (iii) the Offering. See Note 6. “Related Party Transactions” in Item 8. “Financial Statements and Supplementary Data” for additional information on amounts paid to these related parties.

Employees

We are externally managed and as such we do not have any employees.

Tax Status

Beginning with our 2016 tax year, we have elected to be treated for federal income tax purposes, and intend to qualify annually, as a RIC under Subchapter M of the Code. As a RIC, we generally will not be subject to federal income tax on distributed taxable income to the extent we distribute annually at least 90% of “Investment Company Taxable Income,” as defined in the Code. We intend to distribute sufficient amounts to maintain our RIC status each year.

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

An investment in our common shares involves a number of significant risks. In addition to the other information contained in this annual report on Form 10-K, you should carefully consider the following information regarding our common shares. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, the net asset value of our common shares could decline, and you may lose all or part of your investment.

Risks Related to Our Business

We have a limited operating history.

We are a relatively new company and are subject to all of the business risks and uncertainties associated with any business with a relatively short operating history, including the risk that we will not achieve or sustain our investment objective and that the value of our common stock could decline substantially.

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

The amount of any distributions we may make on our common stock is uncertain. We may not be able to pay you distributions, or be able to sustain distributions at any particular level, and our distributions per share, if any, may not grow over time, and our distributions per share may be reduced. We have not established any limit on the extent to which we may use borrowings, if any, and we may use proceeds from our Offering or borrowings to fund distributions (which may reduce the amount of capital we ultimately invest in portfolio companies) and there can be no assurance that we will be able to sustain distributions at any particular level.

On February 26, 2016, the board of trustees began authorizing and declaring cash distributions with weekly record dates and paying such distributions on a monthly basis.  Subject to our board of trustees’ discretion and applicable legal restrictions, we intend to continue to authorize and declare cash distributions. However, we cannot assure you that we will achieve investment results that will allow us to make a consistent targeted level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of the risks described in the prospectus. In addition, the inability to satisfy the asset coverage test applicable to us as a business development company can limit our ability to pay distributions. Distributions from proceeds from our offering or borrowings also could reduce the amount of capital we ultimately invest in debt or equity securities of portfolio companies. We cannot assure you that we will continue to pay distributions to our shareholders in the future.

Distributions on our common stock may exceed our taxable earnings and profits; particularly during the period before we have substantially invested the net proceeds from our public Offering. Therefore, portions of the distributions that we pay may represent a return of capital to you, which will (i) lower your tax basis in your shares and thereby increase the amount of capital gain (or decrease the amount of capital loss) realized upon a subsequent sale or redemption of such shares, and (ii) reduce the amount of funds we have for investment in portfolio companies. We have not established any limit on the extent to which we may use borrowings, if any, or proceeds from our Offering or borrowings to fund distributions (which may reduce the amount of capital we ultimately invest in portfolio companies).

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

We expect that CNL and KKR will depend on their relationships with corporations, financial institutions and investment firms in providing investment advisory services to us, and we rely to a significant extent upon these relationships to provide us with potential investment opportunities. If CNL or KKR fails to maintain its existing relationships or develop new relationships or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom CNL and KKR have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

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

Our board of trustees has the authority to modify or waive current operating policies, investment criteria and strategies without prior notice and without shareholder approval. We cannot predict the effect any changes to current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and the value of our securities. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment. Moreover, we have significant flexibility in investing the net proceeds of our Offering and may use the net proceeds from our Offering in ways with which investors in us may not agree.

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

Under the 1940 Act, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith in accordance with procedures established by our board of trustees. Decreases in the market values or fair values of our investments relative to amortized cost will be recorded as unrealized depreciation. Any unrealized losses in our loan portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods. In addition, decreases in the market value or fair value of our investments will reduce our net asset value.

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

These events, in turn, could have a material adverse effect on our operating results and negatively affect the net asset value of our common stock and our ability to pay distributions to our shareholders.

In addition, increased reliance on internet-based programs and applications to conduct transactions and store data creates growing operational and security risks. Targeted cyber-attacks or accidental events can lead to breaches in computer and data systems security, and subsequent unauthorized access to sensitive transactional and personal information held or maintained by us, our affiliates, and third party service providers or counterparties. Any breaches that occur could result in a failure to maintain the security, confidentiality, or privacy of sensitive data, including personal information relating to investors and the beneficial owners of investors, and may lead to theft, data corruption, or overall disruption in operational systems. Criminals may use data taken in breaches in identify theft, obtaining loans or payments under false identities and other crimes that have the potential to affect the value of assets in which we invest. These risks have the potential to disrupt our ability to engage in transactions, cause direct financial loss and reputational damage or lead to violations of applicable laws related to data and privacy protection and consumer protection.  Cybersecurity risks also necessitate ongoing prevention and compliance costs.

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

We are exposed to risks resulting from the current low interest rate environment and our investments may expose us to interest rate risks.

Since we may borrow money to make investments, our net investment income may depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. The current low interest rate environment can, depending on our cost of capital, depress our net investment income, even though the terms of our investments generally will include a minimum interest rate. In addition, any reduction in the level of interest rates on new investments relative to interest rates on our current investments could adversely impact our net investment income, reducing our ability to service the interest obligations on, and to repay the principal of, our indebtedness, as well as our capacity to pay distributions. Any such developments would result in a decline in our net asset value and in net asset value per share.

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

Our investments expose us to interest rate risks, meaning that changes in prevailing market interest rates could negatively affect the value of such investments. Factors that may affect market interest rates include, without limitation, inflation, slow or stagnant economic growth or recession, unemployment, money supply, governmental monetary policies, international disorders and instability in U.S. and non-U.S. financial markets. We expect that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other. In a changing interest rate environment, we may not be able to manage this risk effectively. If we are unable to manage interest rate risk effectively, our performance could be adversely affected.

Uncertainty with respect to the financial stability of the United States and several countries in the European Union (EU) could have a significant adverse effect on our business, financial condition and results of operations.

In August 2011, Standard & Poor’s Rating Services (“S&P”) lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+,” which was last affirmed by S&P in November 2016. Moody’s and Fitch Ratings, Inc. have also warned that they may downgrade the U.S. federal government’s credit rating. In addition, the economic downturn and the significant government interventions into the financial markets and fiscal stimulus spending over the last several years have contributed to significantly increased U.S. budget deficits. The U.S. government has on several occasions adopted legislation to suspend the federal debt ceiling to allow the U.S. Treasury Department to issue additional debt. Further downgrades or warnings by S&P or other rating agencies, and the U.S. government’s credit and deficit concerns in general, including issues around the federal debt ceiling, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. Furthermore, in February 2014, the Federal Reserve began scaling back its bond-buying program, or quantitative easing, which it ended in October 2014. Quantitative easing was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities until key economic indicators, such as the unemployment rate, showed signs of improvement. The Federal Reserve also raised interest rates during the fourth quarter of 2015, the fourth quarter of 2016 and three times during 2017. It is unclear what effect, if any, the end of quantitative easing, future interest rate raises, if any, and the pace of any such raises will have on the value of our investments or our ability to access the debt markets on favorable terms.

In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these nations to continue to service their sovereign debt obligations. In January 2012, S&P lowered its long-term sovereign credit rating for France, Italy, Spain and six other European countries, which has negatively impacted global markets and economic conditions. In addition, in April 2012, S&P further lowered its long-term sovereign credit rating for Spain. While the financial stability of such countries has improved, risks resulting from any future debt crisis in Europe or any similar crisis could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of U.S. and European financial institutions. Furthermore, following the United Kingdom’s referendum to leave the European Union, S&P lowered its long-term sovereign credit rating. In addition the terms of the United Kingdom’s exit and any future referendums in other European countries may disrupt the global market. Market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, could negatively impact the global economy, and there can be no assurance that assistance packages will be available, or if available, will be sufficient to stabilize countries and markets in Europe. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, or other credit factors, our business, financial condition and results of operations could be significantly and adversely affected.

We may also invest a portion of our capital in debt securities issued by issuers domiciled in Europe, including issuers domiciled in the U.K. The government of the U.K. held an in-or-out referendum on the U.K.’s membership in the EU on June 23, 2016. The referendum resulted in a vote in favor of the exit of the U.K. from the EU. A process of negotiation will follow that will determine the future terms of the U.K.’s relationship with the EU.  The uncertainty in the wake of the referendum could have a negative impact on both the U.K. economy and the economies of other countries in Europe. The Brexit process also may lead to greater volatility in the global currency and financial markets, which could adversely affect us. In connection with investments in non-U.S. issuers, we may engage in foreign currency exchange transactions but we are not required to hedge our currency exposure. As such, we may make investments that are denominated in British pound sterling or Euros. Our assets are valued in U.S. dollars, and the depreciation of the British pound sterling and/or the Euro in relation to the U.S. dollar in anticipation of Brexit would adversely affect our investments denominated in British pound sterling or Euros that are not fully hedged regardless of the performance of the underlying issuer. Global central banks may maintain historically low interest rates longer than was anticipated prior to the Brexit vote, which could adversely affect our income and level of distributions.

Future disruptions or instability in capital markets could have a material adverse effect on our business, financial condition and results of operations.

From time to time, the global capital markets may experience periods of disruption and instability, which could materially and adversely impact the broader financial and credit markets and reduce the availability to us of debt and equity capital. For example, between 2008 and 2009, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the repricing of credit risk in the broadly syndicated credit market, the failure of major domestic and international financial institutions and a response from the U.S. Federal Reserve of lowering interest rates and quantitative easing. While market conditions have experienced relative stability and substantial growth in recent years, there have been continuing periods of volatility and there can be no assurance that adverse market conditions will not repeat themselves in the future which may require similar, or more experimental action by the U.S. Federal Reserve, such as negative interest rates. Global capital markets are sensitive to U.S. domestic and international economic conditions, social and political tensions, military conflict, and terrorism, including the financial stability of EU countries, perceived or actual downturns in China’s economy, further and sustained depreciation in the price of oil, and political and social unrest and military conflict in the Middle East.

We monitor U.S and global developments and seek to manage our investments in a manner consistent with achieving our investment objectives, however, there can be no assurance that we will be successful in doing so. The re-appearance of market conditions similar to those experienced from 2008 through 2009 for any substantial length of time could lead to increased market volatility and tighter credit markets, which could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms. Significant changes or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments will not be publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity) and impairments of the market values or fair market values of our investments, even if unrealized, must be reflected in our financial statements for the applicable period, which could result in significant reductions to our net asset value for the period. With certain limited exceptions, we are only allowed to borrow amounts or issue debt securities if our asset coverage, as calculated pursuant to the 1940 Act, equals at least 200% immediately after such borrowing. Equity capital may also be difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a business development company, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our shareholders and our independent trustees. If we are unable to raise capital or refinance existing debt on acceptable terms, then we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. Significant changes in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes.

Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy and the impact of the recently enacted federal tax legislation and financial reform legislation on us, our shareholders and our investments is uncertain.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended, or the Dodd-Frank Act enacted in July 2010, instituted a wide range of reforms that will have an impact on financial institutions. Many of the requirements called for in the Dodd-Frank Act remain to be implemented. However, the new presidential administration has announced its intention to repeal, amend or replace certain portions of Dodd-Frank and the regulations implemented thereunder. Given the uncertainty associated with the manner in which and whether the provisions of the Dodd-Frank Act will be implemented, repealed, amended or replaced, the full impact such requirements will have on our business, results of operations or financial condition is unclear. The changes resulting from the Dodd-Frank Act or any changes to the regulations already implemented thereunder may require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements and could change the business or competitive environment in which we conduct our operations. Failure to comply with any such laws, regulations or principles, or changes thereto, may negatively impact our business, results of operations and financial condition. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us as a result of recent financial reform legislation, these changes could be materially adverse to us and our shareholders.

Significant U.S. federal tax reform legislation was recently enacted that, among other things, permanently reduces the maximum federal corporate income tax rate, reduces the maximum individual income tax rate (effective for taxable years 2018 through 2025), restricts the deductibility of business interest expense, changes the rules regarding the calculation of net operating loss deductions that may be used to offset taxable income, expands the circumstances in which a foreign corporation will be treated as a “controlled foreign corporation” and, under certain circumstances, requires accrual method taxpayers to recognize income for U.S. federal income tax purposes no later than the income is taken into account as revenue in an applicable financial statement. The impact of this new legislation on us, our shareholders and entities in which we may invest is uncertain. Prospective investors are urged to consult their tax advisors regarding the effects of the new legislation on an investment in us.

Future legislation or rules could modify how we treat derivatives and other financial arrangements for purposes of our compliance with the leverage limitations of the 1940 Act.

Future legislation or rules may modify how we treat derivatives and other financial arrangements for purposes of our compliance with the leverage limitations of the 1940 Act. For example, the SEC proposed a new rule in December 2015 that was designed to enhance the regulation of the use of derivatives by registered investments companies and business development companies. While the adoption of the proposed rule is currently uncertain, the proposed rule, if adopted, or any future legislation or rules, may modify how leverage is calculated under the 1940 Act and, therefore, may increase or decrease the amount of leverage currently available to us under the 1940 Act, which may be materially adverse to us and our shareholders.

Risks Related to Our Advisors and their Respective Affiliates

Our Advisors and their respective affiliates have limited experience managing a business development company.

Our Advisors and their respective affiliates only have six years of experience managing a vehicle regulated as a business development company and may not be able to operate our business successfully or achieve our investment objective. As a result, an investment in our securities may entail more risk than the securities of a comparable company with a substantial operating history.

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

There can be no assurance that the proposed investment co-advisory agreements or the joint advisor investment advisory agreement with KKR, FB Income Advisor, LLC, or FS Investments, as applicable, will receive shareholder approval or go into effect.

Our board of trustees previously approved the investment co-advisory agreements and the investment advisory agreements to be entered into between us, KKR and an affiliate FS Investments setting forth our proposed new advisory structure. On January 23, 2018, we filed a definitive proxy statement soliciting shareholder approval of certain co-advisory agreements and the joint advisor investment advisory agreement, each of which would replace the current Investment Advisory Agreement. The effectiveness of the investment co-advisory agreements and joint advisor investment advisory agreement is subject to various conditions, including shareholder approval of such agreements. If any of these conditions are not satisfied or (to the extent permitted) waived, the investment co-advisory agreements and/or the joint advisor investment advisory agreement may not go into effect. As such, there can be no assurance that the investment co-advisory agreements or the joint advisor investment advisory agreement will become effective or that you will receive any of the potential benefits of such new arrangements.

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

Our Advisors and their respective affiliates may have an incentive to delay a liquidity event, which may result in actions that are not in the best interest of our shareholders.

We pay an ongoing distribution and shareholder servicing fee to our Managing Dealer and participating broker-dealers in connection with the distribution of our shares for the sale and distribution and ongoing servicing of our shares. The ongoing distribution and shareholder servicing fee will terminate for all shareholders upon a liquidity event. As such, our Advisors may have an incentive to delay a liquidity event or making such recommendation to our board if such amounts receivable by our Managing Dealer have not been fully paid. A delay in a liquidity event may not be in the best interests of our shareholders.  Because the distribution and shareholder servicing fee may be discontinued at any time, assuming the current fee structure remained in place, a shareholder who purchases shares at the earlier stages of the offering may pay more in distribution and shareholder servicing fees over time, than a shareholder who purchases shares nearer to the end of the offering period.

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

Because our Advisors and their respective affiliates manage assets for other investment companies, pooled investment vehicles and/or other accounts (including institutional clients, pension plans and certain high net worth individuals), certain conflicts of interest are present. For instance, an Advisor and its affiliates may receive fees from certain accounts that are higher than the fees received by our Advisor from us, or receive a performance-based fee on certain accounts. In those instances, a portfolio manager for our Advisors have an incentive to favor the higher fee and/or performance-based fee accounts over us. In addition, a conflict of interest exists to the extent an Advisor has proprietary investments in certain accounts, where its portfolio managers or other employees have personal investments in certain accounts or when certain accounts are investment options in our Advisor’s employee benefit plans. Our Advisors have an incentive to favor these accounts over us. Our board of trustees will monitor these conflicts.

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

The members of the senior management and investment teams of CNL, KKR, and certain of their respective affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to us, including serving as officers, trustees or principals of entities that operate in the same or a related line of business as us. For example, KKR’s senior management and investment teams also serve as the investment adviser for CCT, another business development company. By serving in these multiple capacities, KKR may have obligations to CCT and/or other entities, and to the investors of such entities, which may conflict with our best interests or the best interest of our shareholders. For instance, we rely on CNL to manage our day-to-day activities and to implement our investment strategy. As a result of these activities, CNL, its senior management, investment team and other personnel, and certain of CNL’s affiliates may have conflicts of interest in allocating their time between us and the other activities in which they are or may become involved, including the management of other entities affiliated with CNL Financial Group. Similarly, KKR, on which CNL relies to assist it in identifying investment opportunities and making investment recommendations, may have similar conflicts of interest, including serving as the investment adviser to CCT. CNL, KKR and their respective managers, partners, officers and employees will devote only so much of its or their time to our business as CNL, KKR and their respective employees determine, in their respective judgments, is reasonably required, which may be substantially less than their full time.

Furthermore, our investment objectives overlap with those of CCT and may overlap with the investment objectives of other clients and affiliates of CNL and KKR, subjecting our Advisors to additional conflicts of interest. For example, we may compete for investments with CCT and other entities affiliated with CNL or KKR, thereby subjecting our Advisors and their affiliates to certain conflicts of interest with respect to evaluating the suitability of investment opportunities and making or recommending acquisitions on our behalf. To mitigate these conflicts, our Advisors will seek to execute such transactions for all of the participating investment accounts, including us, on a fair and equitable basis and in accordance with their respective allocation policies, taking into account such factors as the relative amounts of capital available for new investments, the investment programs and portfolio positions of the participating investment accounts, the clients for which participation is appropriate, and any other factors deemed appropriate.

Our Advisors will face restrictions on their use of inside information about existing or potential investments that they acquire through their relationships with other advisory clients, and those restrictions may limit the freedom of our Advisors to enter into or exit from investments for us, which could have an adverse effect on our results of operations.

In the course of their respective duties, the members, officers, trustees, employees, principals or affiliates of our Advisors may come into possession of material, non-public information. The possession of such information may to our detriment, limit the ability of our Advisors to buy or sell a security or otherwise to participate in an investment opportunity for us. In certain circumstances, employees of our Advisors may serve as board members or in other capacities for portfolio or potential portfolio companies, which could restrict our ability to trade in the securities of such companies. For example, if personnel of an Advisor come into possession of material non-public information with respect to our investments, such personnel will be restricted by our Advisor’s information-sharing policies and procedures or by law or contract from sharing such information with our management team, even where the disclosure of such information would be in our best interests or would otherwise influence decisions taken by the members of the management team with respect to that investment. This conflict and these procedures and practices may limit the freedom of our Advisors to enter into or exit from potentially profitable investments for us which could have an adverse effect on our results of operations. Accordingly, there can be no assurance that we will be able to fully leverage the resources and industry expertise of our Advisors’ other businesses. Additionally, there may be circumstances in which one or more individuals associated with our Advisor will be precluded from providing services to us because of certain confidential information available to those individuals or to other parts of our Advisor.

We may be obligated to pay our Advisors incentive fees even if we incur a net decrease in net assets resulting from operations due to a decline in the value of our portfolio and even if our earned interest income is not payable in cash.

The Investment Advisory Agreement entitles CNL to receive an incentive fee based on our pre-incentive fee net investment income regardless of any capital losses. In such case, we may be required to pay CNL an incentive fee for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net decrease in net assets resulting from operations for that quarter. CNL will pay 50% of any such incentive fee to KKR.

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

On June 19, 2017, the SEC issued an order granting us exemptive relief that expands our ability to co-invest with certain of our affiliates, including CCT, in privately negotiated transactions. Subject to the conditions specified in the exemptive order, we are permitted to co-invest with those affiliates in certain additional investment opportunities, including investments originated and directly negotiated by KKR. The KKR allocation policy provides that once an investment has been approved and is deemed to be in our best interest, we will receive a pro rata share of the investment based on capital available for investment in the asset class being allocated. Determinations as to the amount of capital available for investment are based on such factors as: the amount of cash on-hand, existing commitments and reserves, the targeted leverage level, the targeted asset mix and diversification requirements, other investment policies and restrictions, and limitations imposed by applicable laws, rules, regulations or interpretations. However, there can be no assurance that investment opportunities will be allocated to us fairly or equitably in the short term or over time.

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

•

Senior Debt. When we invest in senior debt, we generally seek to take a security interest in the available assets of the portfolio company, including equity interests in any of its subsidiaries. These investments will generally take the form of senior secured first lien loans, senior secured second lien loans, or senior secured bonds. There is a risk that the collateral securing our investments may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. Also, in some circumstances, our lien could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we decide to enforce our remedies.

•

Subordinated Debt. Our subordinated debt investments are generally subordinated to senior debt and are generally unsecured, which may result in a heightened level of risk and volatility or a loss of principal, which could lead to the loss of the entire investment. These investments may involve additional risks that could adversely affect our investment returns as compared to our senior debt investments. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our shareholders to non-cash income. Since we will not receive any principal repayments prior to the maturity of some of our subordinated debt investments, such investments will be of greater risk than amortizing loans.

•

Equity Investments. Certain investments that we may make may include equity related securities, such as rights and warrants, that may be converted into or exchanged for common stock or the cash value of the common stock. In addition, we may make direct equity investments in portfolio companies.  The equity interests we receive may not appreciate in value and, in fact, may decline in value.  In addition, when we invest in senior and subordinated debt, we may acquire warrants or options to purchase equity securities or benefit from other types of equity participation. Our goal is ultimately to dispose of these equity interests and realize gains upon our disposition of such interests. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. Depending on the nature of the equity investment, we could invest through a taxable subsidiary which could impact the return on investment. We may also be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests.  We may be unable to exercise any put rights we acquire, which grant us the right to sell our equity securities back to the portfolio company, for the consideration provided in our investment documents if the issuer is in financial distress.

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

•

Derivatives. We may enter into derivatives.  Derivative investments have risks, including: the imperfect correlation between the value of such instruments and our underlying assets, which creates the possibility that the loss on such instruments may be greater than the gain in the value of the underlying assets in our portfolio; the loss of principal; the possible default of the other party to the transaction; and illiquidity of the derivative investments. If a counterparty becomes bankrupt or otherwise fails to perform its obligations under a derivative contract due to financial difficulties, we may experience significant delays in obtaining any recovery under the derivative contract in a bankruptcy or other reorganization proceeding, or may not recover at all. In addition, in the event of the insolvency of a counterparty to a derivative transaction, the derivative contract would typically be terminated at its fair market value. If we are owed this fair market value in the termination of the derivative contract and our claim is unsecured, we will be treated as a general creditor of such counterparty and will not have any claim with respect to the underlying security. Certain of the derivative investments in which we may invest may, in certain circumstances, give rise to a form of financial leverage, which may magnify the risk of owning such instruments. The ability to successfully use derivative investments depends on the ability of our Advisors to predict pertinent market movements, which cannot be assured. In addition, amounts paid by us as premiums and cash or other assets held in margin accounts with respect to our derivative investments would not be available to us for other investment purposes, which may result in lost opportunities for gain.

The Dodd-Frank Act could, depending on future rulemaking by regulatory agencies, impact the use of derivatives. The Dodd-Frank Act is intended to regulate the over-the-counter (“OTC”) derivatives market by requiring many derivative transactions to be cleared and traded on an exchange, expanding entity registration requirements, imposing business conduct requirements on dealers and requiring banks to move some derivatives trading units to a non-guaranteed affiliate separate from the deposit-taking bank or divest them altogether. Future rulemaking to implement these requirements could potentially limit or completely restrict our ability to use these instruments as a part of our investment strategy, increase the costs of using these instruments or make them less effective. Limits or restrictions applicable to the counterparties with which we engage in derivative transactions could also prevent us from using these instruments or affect the pricing or other factors relating to these instruments, or may change availability of certain investments. The SEC has also indicated that it may adopt new policies on the use of derivatives by registered investment companies. Such policies could affect the nature and extent of our use of derivatives.

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

To the extent original issue discount (“OID”) and payment-in-kind (“PIK”) interest income constitute a portion of our income, we will be exposed to risks associated with the deferred receipt of cash representing such income.

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

•

For GAAP purposes, cash distributions to shareholders that include a component of OID or PIK income are not considered a return of capital, although they may be paid from proceeds from our offering or borrowings. Thus, although a distribution of OID or PIK income may be funded from the cash invested by the shareholders, the 1940 Act does not require that shareholders be given notice of this fact;

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

The net proceeds from the sale of our shares will be used for our investment opportunities, and, if necessary, the payment of operating expenses and the payment of various fees and expenses such as management fees, incentive and other fees and distributions. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require additional debt financing or equity capital to operate. Pursuant to tax rules that apply to us, we are required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our shareholders to maintain our RIC status. Accordingly, in the event that we need additional capital in the future for investments or for any other reason we may need to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. These sources of funding may not be available to us due to unfavorable economic conditions, which could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Consequently, if we cannot obtain further debt or equity financing on acceptable terms, our ability to acquire additional investments and to expand our operations will be adversely affected. As a result, we would be less able to achieve portfolio diversification and our investment objective, which may negatively impact our results of operations and reduce our ability to make distributions to our shareholders.

Subordinated liens on collateral securing debt investments that we may make to portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.

Certain debt investments that we will make in portfolio companies will be secured on a second priority basis by the same collateral securing senior debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the debt. In the event of a default, the holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any.

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

Mezzanine securities and other certain investments are expected to be unsecured and made in companies whose capital structures have significant indebtedness ranking ahead of the investments, all or a significant portion of which may be secured.

          Mezzanine debt is typically junior to the obligations of a company to senior creditors, trade creditors and employees. Most of our mezzanine securities and other certain investments are expected to be unsecured and made in companies whose capital structures have significant indebtedness ranking ahead of the investments, all or a significant portion of which may be secured. While the securities and other investments may benefit from the same or similar financial and other covenants as those enjoyed by the indebtedness ranking ahead of the investments and may benefit from cross-default provisions and security over the portfolio company’s assets, some or all of such terms may not be part of particular investments. Default rates for mezzanine debt securities have historically been higher than for investment grade securities. Mezzanine securities and other certain investments generally are subject to various risks including, without limitation: (i) a subsequent characterization of an investment as a “fraudulent conveyance”; (ii) the recovery as a “preference” of liens perfected or payments made on account of a debt in the 90 days before a bankruptcy filing; (iii) equitable subordination claims by other creditors; (iv) so-called “lender liability” claims by the issuer of the obligations; and (v) environmental liabilities that may arise with respect to collateral securing the obligations. Mezzanine debt investments may also be subject to early redemption features, refinancing options, prepayment options or similar provisions which, in each case, could result in the issuer repaying the principal on an obligation earlier than expected. In addition, mezzanine debt investments may include enhanced information rights or other involvement with a company’s board or management that could result in limiting our ability to liquidate positions in the company.

We may invest in debt securities and instruments that are rated below investment grade by recognized rating agencies or will be unrated and face ongoing uncertainties and exposure to adverse business, financial or economic conditions and the issuer’s failure to make timely interest and principal payments.

          We may invest in debt securities and instruments that are rated below investment grade by recognized rating agencies or will be unrated and face ongoing uncertainties and exposure to adverse business, financial or economic conditions and the issuer’s failure to make timely interest and principal payments. Such securities and instruments are generally not exchange-traded and, as a result, trade in the OTC marketplace, which is less transparent than the exchange-traded marketplace. In addition, we may invest in bonds of issuers that do not have publicly traded equity securities, making it more difficult to hedge the risks associated with such investments. Our investments in below investment grade instruments exposes us to a substantial degree of credit risk. The market for high yield securities has recently experienced periods of significant volatility and reduced liquidity. The market values of certain of these lower-rated and unrated debt investments may reflect individual corporate developments to a greater extent and tend to be more sensitive to economic conditions than those of higher-rated investments, which react primarily to fluctuations in the general level of interest rates. Companies that issue such securities are often highly leveraged and may not have available to them more traditional methods of financing. General economic recession or a major decline in the demand for products and services in which the borrower operates would likely have a materially adverse impact on the value of such securities and the ability of the issuers of such securities to repay principal and interest thereon, thereby increasing the incidence of default of such securities. In addition, adverse publicity and investor perceptions, whether or not based on fundamental analysis, may also decrease the value and liquidity of these high yield debt investments.

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

In addition a number of U.S. judicial decisions have upheld judgments obtained by borrowers against lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has violated a duty (whether implied or contractual) of good faith, commercial reasonableness and fair dealing, or a similar duty owed to the borrower or has assumed an excessive degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. Because of the nature of our investments in portfolio companies (including that, as a business development company, we may be required to provide managerial assistance to those portfolio companies), we may be subject to allegations of lender liability.

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

Many of our portfolio companies are susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. Therefore, our non-performing assets may increase, and the value our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing our senior or second lien loans. A severe recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income, assets and net worth. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and harm our operating results.

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

Risks Related to an Investment in Our Common Stock

Our ongoing, continuous “best efforts” offering was suspended effective January 10, 2018, and there is no assurance that we will resume the Offering. Because we were unable to raise a substantial portion of the maximum offering size, we will be more limited in the number and size of investments we may make, and the value of your investment in us may be reduced in the event our assets under-perform.

In December 2017, our board of trustees approved the suspension of our Offering to new investors effective January 10, 2018. As a result, we may not be able to obtain the additional capital we require from other sources. There can be no assurance as to when, or if, we will resume the Offering, if at all. There also can be no assurance that we will be able to generate capital from alternative sources, including from the sale of shares through the distribution reinvestment plan or through borrowings, to fund our operating and capital needs, including cash required to fund repurchases under our share repurchase program, or to make distributions to our shareholders. If we are required to sell assets to generate needed cash, our ability to generate future cash flow from operations will be adversely impacted. Moreover, the opportunity for diversification of our investments may be decreased and the returns achieved on those investments may be reduced as a result of allocating all of our expenses among a smaller capital base. In addition, our failure to raise adequate capital due to the suspension of our Offering or for any other reason may impact our ability to successfully implement our investment strategy or achieve portfolio diversification, which could adversely impact the value of an investment in our common shares.

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

Also, since a portion of the public offering price from the sale of shares in our Offering was used to pay offering expenses and recurring expenses, the full offering price paid by our shareholders was not invested in portfolio companies. As a result, even if we do complete a liquidity event, you may not receive a return of all of your invested capital. If we do not successfully complete a liquidity event, liquidity for your shares will be limited to participation in our share repurchase program, which we have no obligation to maintain. In addition, any shares repurchased pursuant to our share repurchase program may be purchased at a price which may reflect a discount from the purchase price shareholders paid for the shares being repurchased.  See “Share Repurchase Program” for a detailed description of the share repurchase program.

If our shares are listed on a national securities exchange or quoted through a quotation system, we cannot assure you a public trading market will develop or, if one develops, that such trading market can be sustained. Shares of companies offered in an initial public offering often trade at a discount to the initial offering price due to underwriting discounts and related offering expenses. Also, shares of closed-end investment companies and business development companies frequently trade at a discount from their net asset value. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share of common stock may decline. Comparably sized, publicly traded business development companies currently trade at a discount to net asset value.  We cannot predict whether our common stock, if listed on a national securities exchange, will trade at, above or below net asset value.

We intend, but are not required, to offer to repurchase our shares on a quarterly basis. As a result, shareholders will have limited opportunities to sell their shares.

We have adopted a share repurchase program to allow you to tender your shares to us on a quarterly basis at a price that is approximately equal to our net asset value as of the last business date of each relevant calendar quarter. On January 18, 2018, we commenced our first tender offer. The share repurchase program includes numerous restrictions that limit your ability to sell your shares. We intend to commence tender offers, on approximately 10% of our weighted average number of outstanding shares in any 12-month period, to allow you to tender your shares to us. We will further limit repurchases in each quarter to 2.5% of the weighted average number of shares of our common stock outstanding in the prior four calendar quarters. We intend to limit the number of shares to be repurchased during any calendar year to the number of shares we can repurchase with the proceeds we receive from the sale of shares of our common stock under our distribution reinvestment plan, although at the discretion of our board of trustees, we may also use cash on hand, cash available from borrowings, and cash from the sale of our investments as of the end of the applicable period to repurchase shares. To the extent that the number of shares put to us for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, not on a first-come, first-served basis. Further, we will have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under federal law or Delaware law, which prohibits distributions that would cause a trust to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all repurchase requests made in any year. Our board of trustees may amend, suspend or terminate the share repurchase program upon 30 days’ notice. We will notify our shareholders of such developments: (i) in our quarterly reports or (ii) by means of a separate mailing to you, accompanied by disclosure in a current or periodic report under the Exchange Act. In addition, under the quarterly share repurchase program, if implemented, we will have discretion to not repurchase shares, to suspend the program, and to cease repurchases. Further, the program may have many limitations and should not be relied upon as a method to sell shares promptly and at a desired price.  See “Share Repurchase Program.”

The timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our shareholders, and, to the extent you are able to sell your shares under the program, you may not be able to recover the amount of your investment in our shares.

When we make repurchase offers pursuant to the share repurchase program, we may offer to repurchase shares at a price that is lower than the price that you paid for our shares. As a result, to the extent you paid a price that includes the related sales load and to the extent you have the ability to sell your shares pursuant to our share repurchase program, then the price at which you may sell shares, which will be approximately equivalent to our estimated net asset value on the last business day of the prior calendar quarter, may be lower than the amount you paid in connection with the purchase of shares in our Offering.

We may be unable to invest a significant portion of the net proceeds of our Offering on acceptable terms in an acceptable timeframe.

Delays in investing the net proceeds of our Offering may impair our performance. We cannot assure you that we will be able to continue to identify investments that meet our investment objective or that any investment that we make will produce a positive return. We may be unable to invest the net proceeds of our Offering on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results.

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

We may fund distributions from the uninvested proceeds of an offering and borrowings, and we have not established limits on the amount of funds we may use from such proceeds or borrowings to make any such distributions. We may pay distributions from the sale of assets to the extent distributions exceed our earnings or cash flows from operations. Distributions from offering proceeds or from borrowings could reduce the amount of capital we ultimately invest in our investment portfolio. Our previous distributions have been funded in significant part from expense support payments from our Advisors, including the reimbursement of certain operating expenses that will likely be subject to repayment to our affiliates. It is likely that our distributions will continue to be supported by our Advisors in the form of operating expense support payments and the deferral or waiver of investment advisory fees. Our current Expense Support and Conditional Reimbursement Agreement with CNL and KKR ends on December 31, 2018 and there is no guarantee it will be extended.  We may be obligated to repay our Advisors over several years and these repayments will reduce the future distributions that you should otherwise receive from your investment.

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

There is also a risk that, in the event of a sharp decline in the value of our net assets, we would be in danger of failing to maintain required asset coverage ratios which may be required by the preferred stock, debt securities or convertible debt or our current investment income might not be sufficient to meet the dividend requirements on the preferred stock or the interest payments on the debt securities. In order to counteract such an event, we might need to liquidate investments in order to fund redemption of some or all of the preferred stock, debt securities or convertible debt. In addition, we would pay (and the holders of our common stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock, debt securities, convertible debt, or any combination of these securities. Holders of preferred stock, debt securities or convertible debt may have different interests than holders of common stock and may at times have disproportionate influence over our affairs.

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

Continuous Public Offering of Common Stock

On September 29, 2014, our company filed our Registration Statement with the SEC to register our Offering. The Registration Statement was declared effective by the SEC on October 9, 2015 and our company commenced its Offering. We commenced operations on March 1, 2016, when we satisfied our minimum offering requirement and through December 31, 2017, had received approximately $119.1 million in aggregate subscription proceeds as further described below.

In January 2018, we suspended our Offering to new investors as part of approving changes to our advisory structure (subject to shareholder approval), as described further in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Proposed Changes to Advisory Structure.”  Following the suspension of our Offering, we have continued to issue shares pursuant to our distribution reinvestment plan.

The following table lists the NAV per share, the public offering price per share for shares sold in our Offerings including and excluding sales load, the net public offering price premium as a percentage of NAV, and quarterly declared distributions per share as of the end of each quarter for the year ended December 31, 2017 and the period March 1, 2016 (the date we commenced operations) through December 31, 2016.

	End of Quarter
	NAV(1)	Public Offering Price	Net POP(2)	Net POP Premium to NAV(3)	Declared Distributions per Share
Year Ended December 31, 2017
First Quarter	$9.25	$9.80	$9.33	0.9%	$0.15
Second Quarter	$9.21	$9.80	$9.33	1.3%	$0.14
Third Quarter	$9.23	$9.80	$9.33	1.1%	$0.15
Fourth Quarter	$9.20	$9.80	$9.33	1.4%	$0.15
Year Ended December 31, 2016
First Quarter(4)	$8.98	$9.50	$9.05	0.8%	$0.05
Second Quarter	$9.05	$9.55	$9.10	0.6%	$0.14
Third Quarter	$9.17	$9.65	$9.19	0.2%	$0.14
Fourth Quarter	$9.26	$9.75	$9.29	0.3%	$0.15

(1)	NAV per share is determined as of the last day in the period. NAV is based on outstanding shares at the end of the period.
(2)

Net public offering price excluding sales load (“Net POP”) is equal to public offering price less 4.75% for upfront selling commissions and dealer manager fees. Net POP is also the price employed in the distribution reinvestment plan.

(3)	Calculated at end of the period, Net POP divided by NAV, less 100%.
(4)	For the period March 1, 2016 (the date we commenced operations) through March 31, 2016.

As of December 31, 2017, we had received aggregate subscription proceeds of approximately $119.1 million (12.3 million shares) in connection with our Offering, Founder Stock Purchase Agreements and Share Purchase Agreements and approximately 0.4 million shares were issued in connection with the reinvestment of approximately $3.4 million of distributions pursuant to our distribution reinvestment plan.  Set forth below is a chart that reconciles cumulative gross and net proceeds from the Offering, Founder Stock Purchase Agreements and Share Purchase Agreements since our inception:

	As of December 31, 2017
	Shares	Amount
Gross Proceeds	12,295,265	$119,110,822
Upfront Selling Commissions and Dealer Manager Fees	—	(5,333,885)
Reinvestment of Distributions	361,350	3,367,258
Net Proceeds	12,656,615	$117,144,195
Average Net Proceeds Per Share	$9.26

Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations" for further discussion related to our Offering.

Holders

As of February 23, 2018, we had 2,613 record holders of our common stock.

Recent Sales of Unregistered Securities

None.

Share Repurchase Program

Subject to the discretion of our trustees, we will commence tender offers on approximately 10% of our weighted average number of outstanding shares in any 12-month period to allow shareholders to tender shares to us on a quarterly basis at a specific offer price that is determined based upon our net asset value as of the last date of the prior quarter prior to the initiation of each tender offer program.  Our share repurchase program will include numerous restrictions that limit your ability to sell your shares.

On January 18, 2018, we commenced a tender offer for up to 249,708 shares of our issued and outstanding common stock (the “Tender Offer”).  The Tender Offer was for cash at a price equal to $9.20 per share and expired in February 2018.  Through the expiration of this Tender Offer, we repurchased 91,276 shares for approximately $0.8 million.

Distributions

Distributions to our shareholders are governed by our declaration of trust. Our board of trustees declares a weekly record date, a weekly distribution amount and a monthly payment date. We intend to continue to pay monthly distributions to our shareholders. The timing and amount of our monthly distributions, if any, is determined by our board of trustees. Any distributions to our shareholders are declared out of assets legally available for distribution.  We may fund our cash distributions to shareholders from any sources of funds available to us, including fee waivers or reductions by our Advisors that may be subject to repayment, as well as offering proceeds and borrowings. (See Note 8. “Distributions” and Note 12. “Federal Income Taxes” included in Item 8. “Financial Statements and Supplementary Data.”)

The following table presents the total cash distributions declared per share of common stock outstanding during the year ended December 31, 2017 and from March 1, 2016 (the date we became operational) through December 31, 2016:

	Cash Distributions Declared Per Share
Quarter	2017	2016
First	$0.15	$0.05
Second	0.14	0.14
Third	0.15	0.14
Fourth	0.15	0.15
Total	$0.59	$0.48

We have elected to be treated, and intend to qualify annually, as a RIC under the Code. To obtain and maintain RIC tax treatment, we must distribute at least 90% of our investment company taxable income (net ordinary taxable income and net short-term capital gains in excess of net long-term capital losses), if any, to our shareholders. A RIC may satisfy the 90% distribution requirement by actually distributing dividends (other than capital gain dividends) during the taxable year.

Our board of trustees declared distributions for January 2018, February 2018 and March 2018, respectively, which represent an annualized distribution rate of 6.0% based on our current public offering price of $9.80 per share. The annualized distribution rate should not be interpreted to be a measure of our current or future performance. It is anticipated that these distributions, in the aggregate, will be substantially supported by our taxable income and the sources of distributions will be disclosed in our regular financial reports. Distributions will be recorded weekly and paid monthly in accordance with the schedule below.

Record Date	Distribution Payment Date	Declared Distribution Per Share Per Record Date
January 2, 9, 16, 23, and 30, 2018	January 31, 2018	$0.01125
February 6, 13, 20, and 27, 2018	February 28, 2018	$0.01125
March 6, 13, 20, and 27, 2018	March 28, 2018	$0.01125

We have adopted a distribution reinvestment plan that provides for reinvestment of distributions on behalf of our shareholders. As a result, if our company’s board of trustees authorizes and declares a cash distribution, then shareholders who have elected to participate in the distribution reinvestment plan will have their cash distribution automatically reinvested in additional shares of common stock at a price equivalent to the public offering price exclusive of upfront selling commissions and dealer manager fees, rather than receiving the cash distribution.

Item 6.	Selected Financial Data

The following selected financial data for the years ended December 31, 2017, 2016 and 2015 is derived from our financial statements. The following selected financial data for Corporate Capital Trust II should be read in conjunction with “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. —Financial Statements and Supplementary Data” included elsewhere in this report.

	Year Ended December 31, 2017	Year Ended December 31, 2016	Period from August 27, 2015 (Inception) to December 31, 2015
Statement of Operations data:
Investment income	$8,869,567	$1,326,880	$—
Operating expenses
Total expenses	7,422,837	2,607,594	—
Expense support	(2,643,937)	(2,195,791)	—
Net operating expenses	4,778,900	411,803	—
Net investment income before taxes	4,090,667	915,077	—
Income tax expense, including excise tax	16,500	6,107	—
Net investment income	4,074,167	908,970	—
Net realized and unrealized gains (1)	562,998	833,632	—
Net increase in net assets resulting from operations	$4,637,165	$1,742,602	—
Per share data:
Net investment income per share	$0.41	$0.35	—
Diluted and basic earnings per share	$0.46	$0.66	—
Distributions declared per share	$0.59	$0.48	—
Other data:
Total investment return-net price (2)	5.5%	8.5%	—
Total investment return-net asset value (3)	5.8%	8.5%	—
Number of portfolio companies at period end	82	55	—
Total portfolio investments for the period	$173,988,178	$63,508,987	—
Investment sales and prepayments for the period	$67,548,235	$8,456,839	—

	December 31, 2017	December 31, 2016	December 31, 2015
Balance sheet data:
Total assets	$175,079,111	$63,248,281	$202,000
Total liabilities	$58,608,075	$8,230,990	$—
Total net assets	$116,471,036	$55,017,291	$202,000

(1)

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” for a discussion of realized and unrealized gains and losses for the years ended December 31, 2017 and 2016.

(2)

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

Overview

We are a non-diversified closed-end management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940 Act (as amended, the “1940 Act”). We commenced operations on March 1, 2016 when we satisfied our minimum offering requirement. Formed as a Delaware statutory trust on August 12, 2014, we are externally managed by CNL Fund Advisors II, LLC (“CNL”) and KKR Credit Advisors (US) LLC (“KKR,” together with CNL, the “Advisors”), which are collectively responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments, determining the securities and other assets that we will purchase, retain or sell and monitoring our portfolio on an ongoing basis. Both of our Advisors are registered as investment advisers with the SEC. CNL also provides the administrative services necessary for our company to operate.  We have elected to be taxed as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, (as amended, the “Code”) and operated in a manner as to qualify for tax treatments applicable to RICs.

Proposed Changes to Advisory Structure

We are currently advised by CNL and sub-advised by KKR. In December 2017, our board of trustees approved the investment co-advisory agreements and the investment advisory agreements to be entered into between us, KKR and an affiliate of FS Investments setting forth a proposed new advisory structure, which remains subject to shareholder approval.

Also in December 2017, in conjunction with approving changes to our advisory structure (subject to shareholder approval) described above, our board of trustees announced that we would suspend our Offering to new investors effective January 10, 2018.  On January 10, 2018, we suspended our Offering and from inception through the suspension of our Offering on January 10, 2018, we raised gross proceeds of approximately $123.6 million (12.8 million shares) through our Offering, including approximately $3.4 million (0.4 million shares) through our dividend reinvestment plan.  Following the suspension of our Offering, we have and will continue to issue shares pursuant to our distribution reinvestment plan.  From the suspension of our Offering through February 23, 2018, we had issued approximately $0.4 million (0.04 million shares) through our distribution reinvestment plan.

In January 2018, we filed a definitive proxy statement soliciting shareholder approval of certain co-advisory agreements and the joint investment advisory agreement, each of which would replace the current Investment Advisory Agreement.  The effectiveness of the investment co-advisory agreements and joint advisor investment advisory agreement is subject to various conditions, including shareholder approval thereof. If any of these conditions are not satisfied or (to the extent permitted) waived, the investment co-advisory agreements and/or the joint advisor investment advisory agreement may not go into effect.

Investment Objective, Investment Program, and Primary Investment Types

Our investment objective is to provide our shareholders with current income and, to a lesser extent, long-term capital appreciation. We pursue our investment objective by investing primarily in the debt of privately owned and thinly traded U.S. companies with a focus on originated transactions sourced through the networks of our Advisors. We also have the ability, as granted through our SEC Exemptive Order to co-invest in privately negotiated transactions alongside other investment funds managed by or affiliated with KKR. We define directly originated transactions as any investment where our Advisors negotiate the terms of the transaction beyond just the price, which, for example, may include negotiating financial covenants, maturity dates or interest rate terms (the “Directly Originated Transactions”).  Additionally, we have the ability to participate in other originated transactions where there may be third parties involved, or a bank acting as an intermediary, for a closely held club, or similar transactions (the “Other Originated Transactions”). We refer to Other Originated Transactions and our Directly Originated Transactions collectively as our “Originated Strategies.”  A substantial portion of our portfolio will consist of senior and subordinated debt, which we believe offer potential opportunities for attractive risk-adjusted returns and income generation. Our debt investments may take the form of corporate loans or bonds, may be secured or unsecured and may, in some cases, be accompanied by warrants, options or other forms of equity participation. We may separately purchase common or preferred equity interests in transactions.  We may also co-invest with third parties through partnerships, joint ventures or other entities, thereby acquiring jointly controlled or non-controlling interest in certain investments in conjunction with participation by one or more parties in such investment.

Our investment strategy consists of carefully selecting investments through rigorous due diligence and actively managing and monitoring our investment portfolio. When evaluating an investment and the related portfolio company, we use the resources of our Advisors to develop an investment thesis and a proprietary view of a potential portfolio company’s intrinsic value. We believe our flexible approach to investing allows us to take advantage of opportunities that offer favorable risk/reward characteristics.

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

Revenues

We generate revenue primarily in the form of interest on the debt securities of portfolio companies that we acquire and hold for investment purposes. We expect that our investments in debt securities will generally have an expected maturity of three to ten years, although we have no lower or upper constraint on maturity, and we expect to earn interest at a fixed or floating rate. Interest on our debt securities is generally payable to us quarterly or semi-annually.  In some cases, our debt investments may partially defer cash interest payments with payment-in-kind provisions.  Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date.  In addition, we may generate revenue in the form of dividends from equity investments, prepayment fees, amendment fees, origination fees, and fees for providing significant managerial assistance.

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

Financial and Operating Highlights

The following table presents financial and operating highlights as of and for the years ended December 31, 2017 and 2016:

As of December 31,	2017	2016
Total assets	$175,079,111	$63,248,281
Adjusted total assets (Total assets, net of payable for investments purchased)	$170,859,118	$56,000,162
Investments in portfolio companies	$163,910,590	$56,192,783
Borrowings	$53,000,000	$—
Net assets	$116,471,036	$55,017,291
Net asset value per share	$9.20	$9.26

Activity for the Year Ended December 31,	2017	2016
Average net assets	$92,267,240	$24,039,182
Average borrowings under credit facility	$14,512,329	$—
Purchases of investments	$173,988,178	$63,508,987
Sales, principal payments and other exits	$67,548,235	$8,456,839
Net investment income	$4,074,167	$908,970
Net realized gains on investments and foreign currency transactions	$262,510	$101,070
Net change in unrealized appreciation on investments and foreign currency translation	$300,488	$732,562
Net increase in net assets resulting from operations	$4,637,165	$1,742,602
Total distributions declared	$5,805,890	$1,247,036
Net investment income before unearned incentive fees per share	$0.42	$0.41
Net investment income per share	$0.41	$0.35
Earnings per share	$0.46	$0.66
Distributions declared per share outstanding for the entire period	$0.59	$0.48

Summary of Common Stock Transactions for the Year Ended December 31,	2017	2016
Gross proceeds, excluding reinvestment of distributions	$62,569,828	$56,338,995
Net proceeds, excluding reinvestment of distributions	$59,641,200	$53,933,738
Reinvestment of distributions	$2,981,270	$385,988
Average net proceeds per share	$9.33	$9.17
Shares issued, excluding reinvestment of distributions	$6,392,874	5,879,947
Shares issued in connection with reinvestment of distributions	$319,538	41,812

Business Environment

On June 19, 2017, the SEC issued the SEC Exemptive Order granting us co-investment exemptive relief. The SEC Exemptive Order permits us to participate in Directly Originated Transactions and provides us with the opportunity to participate in those investments alongside CCT, and KKR’s institutional clients and proprietary funds.  This will provide our shareholders access to additional investment opportunities.

In addition to the ability to co-invest, the SEC Exemptive Order also allows us to invest in transactions where KKR has greater control over the structure and terms of transactions than is otherwise permissible under the 1940 Act. This provides us an opportunity to create more value for our shareholders through proprietary sourcing, credit selection, underwriting and ongoing monitoring. Since obtaining co-investment exemptive relief from the SEC, we began to increase our focus on Originated Strategies, as a main element of our investment strategy.

For nearly a decade the major global central banks have implemented accommodative monetary policy and in some cases quantitative easing. Over this time period fixed income investors have benefited from a period of low levels of market volatility underpinned by this central bank intervention. With a backdrop of improving fundamental performance and low market price fluctuations, credit spreads have compressed as institutional capital searched for yield.

For the first time since 2014, net issuance by the G4 central banks will be positive. With rising interest rate risk in the US, we also expect more restrictive monetary policy from the U.S. Federal Reserve. With the potential for lower overall demand for credit, we believe that fixed income market volatility is likely to increase in 2018 relative to the recent past.

In Corporate Capital Trust II our focus is on investments in credits that offer an illiquidity premium. We believe originated credits can offer attractive risk-adjusted returns and offer investors an investment option to access these returns with lower market volatility than traditional assets.

Portfolio and Investment Activity

Portfolio Investment Activity as of and for the years ended December 31, 2017 and 2016

The following table summarizes our investment activity as of and for the years ended December 31, 2017 and 2016:

	December 31,
	2017	2016
Total fair value	$163,910,590	$56,192,783
No. portfolio companies	82	55
No. debt investments	94	58
No. equity investments	4	1
Weighted average annual yield of debt investments (1)	8.6%	8.3%

(1)

The weighted average annual yield for our debt investments is computed as (i) the sum of (a) the annual interest rate of each accruing debt investment multiplied by its par amount as of the end of the applicable reporting period, plus (b) the annual accretion (amortization) of any discount/(premium), if any, for each accruing debt investment, divided by (ii) the total amortized cost of all accruing debt investments as of the end of the applicable reporting period. The weighted average yield on our investments does not represent the return to our shareholders, because it does not take into account the impact of leverage, fund expenses or any sales load.  For data on investment returns, including the method of calculation, see Note 14. “Financial Highlights” in our financial statements.

	December 31,
	2017	2016
Purchases of investments:
Senior secured loans – first lien	$100,071,730	$44,743,916
Senior secured loans – second lien	31,111,261	11,386,826
Other senior secured debt	6,017,440	—
Subordinated debt	29,859,519	7,315,821
Equity/other	6,928,228	62,424
Total	$173,988,178	$63,508,987
Sales, principal payments and other exits:
Senior secured loans – first lien	$44,636,312	$6,067,123
Senior secured loans – second lien	10,492,078	982,755
Subordinated debt	12,196,285	1,406,961
Equity/other	223,560	—
Total	$67,548,235	$8,456,839
Portfolio Company Additions	53	62
Portfolio Company Exits	(26)	(7)
Debt Investment Additions	90	78
Debt Investment Exits	(54)	(20)

Since obtaining co-investment exemptive relief from the SEC, we have begun to increase our focus on Originated Strategies as a main element of our investment strategy.  Directly Originated Transactions give us the opportunity to participate in those investments alongside KKR’s institutional clients and proprietary funds.  See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Investment Objective, Investment Program and Primary Investment Types” for further information regarding our increased focus on Originated Strategies.

The following summarizes our investment activity associated with our investment focus on new originated debt investments during the year ended December 31, 2017 and the status of originated investments held in the Investment Portfolio as of December 31, 2017:

Directly Originated Transactions Activity for the Year Ended	December 31, 2017
Number of investments, by issuer	9
Total amount of investments, at cost (1)	$30,047,795
Percentage of total investment activity	17.3%
Fee income recognized in connection with directly originated investments	$423,648

Other Originated Transactions Activity for the Year Ended	December 31, 2017
Number of investments, by issuer	7
Total amount of investments, at cost (1)	$8,776,991
Percentage of total investment activity	5.0%

Directly Originated Transactions Investment Summary as of	December 31, 2017
Total investments, at fair value	$29,942,801
Percentage of total investment portfolio, at fair value	18.3%
Weighted average annual yield of debt investments (2)(3)	8.9%

Other Originated Transactions Investment Summary as of	December 31, 2017
Total investments, at fair value	$8,788,029
Percentage of total investment portfolio, at fair value	5.4%
Weighted average annual yield of debt investments (2)(3)	9.9%
(1)	The total amount of investments, at cost, includes new issuers during the reporting periods and any follow-on investments from existing issuers.
(2)

The weighted average annual yield on debt investments is based on amortized cost as of the end of the applicable period. The weighted average annual yield for our debt investments is computed as (i) the sum of (a) the annual interest rate of each accruing debt investment multiplied by its par amount as of the end of the applicable reporting period, plus (b) the straight line method annual accretion (amortization) of any discount or (premium), if any, for each accruing debt investment, divided by (ii) the total amortized cost of all accruing debt investments as of the end of the applicable reporting period.

(3)

The weighted average annual yield of originated debt investments is higher than what our investors will realize because it does not reflect the impact of leverage, fund expenses or any sales load. Total investment return – net price and total investment return – net asset value were 5.5% and 5.8%, respectively, for the year ended December 31, 2017, as compared to 8.5% each for the year ended December 31, 2016.  See Note 14. “Financial Highlights” in our financial statements for information on how such returns were calculated.

The changes in the fair value of our investment portfolio are directly related to (i) the changes in their cost basis as a result of incremental purchases and (ii) the changes in fair value for assets held at the beginning and end of the period.  The net change in unrealized appreciation for the years ended December 31, 2017 and 2016 was $197,585 and $737,184, respectively.  See “Results of Operations – Net Change in Unrealized Appreciation or Depreciation” below for further details relating to the changes.

	December 31, 2017		December 31, 2016
Asset Category	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior debt
Senior secured loans - first lien	$93,789,182	$93,689,272	$39,078,146	$39,685,517
Senior secured loans - second lien	32,887,329	33,341,406	10,433,488	10,571,654
Other senior secured debt	6,017,741	6,060,052	—	—
Total senior debt	132,694,252	133,090,730	49,511,634	50,257,171
Subordinated debt	23,514,477	23,969,734	5,881,541	5,878,064
Equity	6,767,092	6,850,126	62,424	57,548
Total	$162,975,821	$163,910,590	$55,455,599	$56,192,783

The weighted average yield on debt investments at amortized cost held in our investment portfolio as of December 31, 2017 and 2016 were as follows:

	Investment portfolio at amortized cost(2)
Asset Category	2017	2016
Senior debt (1)
Senior secured loans - first lien	8.4%	8.4%
Senior secured loans - second lien	10.0%	9.1%
Other senior secured debt	7.4%	—%
Subordinated debt(1)	7.6%	6.4%

(1)

The weighted average yield on debt investments is based on amortized cost as of the end of the applicable period.  The weighted average yield for our debt investments is computed as, (i) the sum of (a) the annual interest rate of each accruing debt investment multiplied by its par amount as of the end of the applicable reporting period, plus (b) the annual accretion (amortization) of any discount or (premium), if any for each accruing debt investment, divided by (ii) the total amortized cost of all accruing debt as of the end of the applicable reporting period.

(2)

The weighted average annual yield on our investments does not represent the return to our shareholders, because it does not take into account the impact of leverage, fund expenses or any sales load.  For data on investment returns, including the method of calculation, see Note 14. “Financial Highlights” in our financial statements.

The following table presents a summary of interest rate and maturity statistics for the debt investments, based on par value, in our investment portfolio as of December 31, 2017 and 2016:

	December 31,
	2017	2016
Floating interest rate debt investments:
Percent of debt portfolio	81.7%	89.8%
Percent of floating rate debt investments with interest rate floors	99.5%	100.0%
Weighted average interest rate floor	1.0%	1.0%
Weighted average coupon spread to base rate	612 bps	572 bps
Weighted average years to maturity	5.0	5.2
Fixed interest rate debt investments:
Percent of debt portfolio	18.3%	10.2%
Weighted average coupon rate	7.91%	7.43%
Weighted average years to maturity	6.0	5.3

All of our floating interest rate debt investments have base rate reset frequencies of less than twelve months with the majority resetting at least quarterly.  USD three-month LIBOR, the most prevalent index employed among our floating interest rate debt investments, ranged between 1.00% and 1.69%, and 0.61% and 0.99% during the years ended December 31, 2017 and 2016, respectively, and was 1.69% and 0.99% on December 31, 2017 and 2016, respectively. Base rate resets for floating interest rate investments will only result in interest income increases when the reset base interest rate exceeds the associated interest rate floor.

Our weighted forward looking annual yield on debt investments was 8.6%, based on amortized cost, as of December 31, 2017, as compared to 8.3% as of December 31, 2016. The weighted average annual yield on debt investments is higher than what our investors will realize because it does not reflect our expenses or any sales load. Total investment return – net price and total investment return – net asset value were 5.5% and 5.8%, respectively, for the year ended December 31, 2017, as compared to 8.5% each for the year ended December 31, 2016.  See Note 14. “Financial Highlights” in our financial statements for information on how such returns were calculated.

  The following table shows the credit ratings of the investments in our investment portfolio, based upon the rating scale of Standard & Poor’s Ratings Services, as of December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
Standard & Poor’s rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
BB	$—	—%	$1,399,495	2.5%
BB-	4,227,383	2.6	993,992	1.8
B+	5,251,321	3.2	11,455,615	20.4
B	38,141,792	23.3	18,309,957	32.5
B-	30,786,565	18.8	10,978,083	19.5
CCC+	32,581,461	19.9	8,887,616	15.8
CCC	14,501,370	8.8	2,445,781	4.4
CCC-	838,017	0.5	1,664,696	3.0
Not Rated	37,582,681	22.9	57,548	0.1
Total	$163,910,590	100.0%	$56,192,783	100.0%

The following table presents a summary of our investment portfolio arranged by industry classifications of the portfolio companies as of December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Software & Services	$35,939,674	21.9%	$7,657,545	13.6%
Capital Goods	24,454,134	14.9	12,571,442	22.5
Materials	24,161,152	14.8	2,292,220	4.1
Retailing	20,890,125	12.7	7,443,502	13.2
Transportation	10,165,652	6.2	526,795	0.9
Commercial & Professional Services	9,572,937	5.9	4,673,366	8.3
Health Care Equipment & Services	9,257,999	5.7	5,777,348	10.3
Consumer Services	9,140,181	5.6	3,387,303	6.0
Media	7,661,904	4.7	1,914,534	3.4
Semiconductors & Semiconductor Equipment	3,324,884	2.0	—	—
Diversified Financials	2,682,444	1.6	—	—
Pharmaceuticals, Biotechnology & Life Sciences	1,673,793	1.0	262,572	0.5
Technology Hardware & Equipment	1,361,747	0.8	2,264,964	4.0
Insurance	1,291,306	0.8	—	—
Food & Staples Retailing	1,128,940	0.7	2,263,161	4.0
Consumer Durables & Apparel	1,030,385	0.6	1,012,382	1.8
Food, Beverage & Tobacco	173,333	0.1	1,561,466	2.8
Telecommunication Services	—	—	1,589,068	2.8
Utilities	—	—	995,115	1.8
Total	$163,910,590	100.0%	$56,192,783	100.0%

Fair value amounts related to all portfolio companies held at December 31, 2017 were denominated in U.S. dollars except for fair value amounts related to one portfolio company which was denominated in Canadian dollars and represented 2.7% of the investment portfolio. All fair value amounts related to portfolio companies held at December 31, 2016 were denominated in U.S. dollars.

Capital Resources and Liquidity

Sources and Uses of Capital

On September 29, 2014, we filed our registration statement with the SEC to register our Offering and on October 9, 2015 we commenced our Offering.  On March 16, 2017, the board of trustees approved an amended and restated managing dealer agreement (the “New Managing Dealer Agreement”) between us and the Managing Dealer and approved an amended and restated distribution and shareholder servicing plan for us (the “New Distribution and Shareholder Servicing Plan”). The New Managing Dealer Agreement and the New Distribution and Shareholder Servicing Plan became effective on April 28, 2017, when the post-effective amendment to our registration statement on Form N-2 (File No. 333-199018) describing the New Managing Dealer Agreement and the New Distribution and Shareholder Servicing Plan was declared effective by the SEC. The New Managing Dealer Agreement and the New Distribution and Shareholder Servicing Plan lowers the ongoing distribution and shareholder servicing fee paid to the Dealer from an annualized rate of 1.25% to an annualized rate of 1.00% of our net asset value per share. In addition, under the New Managing Dealer Agreement, we will cease paying the ongoing distribution and shareholder servicing fee when the total underwriting compensation paid from the upfront selling commissions, upfront dealer manager fees, and ongoing distribution and shareholder servicing fees attributable to our shares equals 8.5% of the aggregate gross offering proceeds from shares sold in the offering, excluding shares issued through the distribution reinvestment plan. The New Managing Dealer Agreement also removed the contingent deferred sales charge upon redemption of our shares.

As described above in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Proposed Changes to Advisory Structure,” in December 2017, in conjunction with approving changes to our advisory agreement (subject to shareholder approval), our board of trustees announced that we would suspend our Offering to new investors effective January 10, 2018.  We suspended our Offering on January 10, 2018.  There can be no assurance as to when, or if, we will resume the offering, if at all. We will be more limited in the number and size of investments we may make and, with a smaller capital base from our offering, the opportunity for diversification of our investments will be decreased.

Our capital resources and liquidity are primarily derived from (i) cash flows from operations, including sales and repayments, (ii) our distribution reinvestment plan, (iii) expense support payments received from our Advisors, (iv) borrowings under our credit facility and (v) prior to the suspension of our Offering on January 10, 2018, from equity capital proceeds from our Offering. Our primary uses of funds include (i) investments in portfolio companies, (ii) distributions to our shareholders, (iii) repurchases under our share repurchase program, (iv) interest payments on borrowings under our credit facility and (v) operating expenses. We expect to use proceeds from the sales and repayments of our investment portfolio and proceeds from borrowings under our credit facility to finance our investment activities at our discretion.

On July 14, 2017, we entered into a senior secured revolving credit agreement (“Revolving Credit Facility”) to borrow funds to make investments.  See “Borrowings” below for information regarding the credit agreement.

Liquidity

As of December 31, 2017 and 2016, we had approximately $7.5 million and $3.8 million of cash, respectively.

We raised approximately $65.6 million and $56.7 million (6.7 million and 5.9 million shares of common stock), including dividends reinvested of $3.0 million and $0.4 million (0.3 million and 0.04 million shares of common stock) during the years ended December 31, 2017 and 2016, respectively, under our Offering.  During the years ended December 31, 2017 and 2016, proceeds from sales of investments and principal payments totaled $67.5 million and $8.5 million, respectively.  In addition, distributions reinvested in the Company as a percentage of total distributions declared and distributions reinvested for the years ended December 31, 2017 and 2016 was 51% or $3.0 million and 31% or $0.39 million, respectively. Based on the aggregate principal amount and the collateral in place, we could borrow an additional $17.0 million under our Revolving Credit Facility as of December 31, 2017.

From January 2018 through the suspension of our Offering on January 10, 2018, we received additional net proceeds of approximately $1.3 million (0.1 million shares of common stock) from our Offering. Following the suspension of our Offering, we have and will continue to issue shares pursuant to our distribution reinvestment plan. From the suspension of our Offering through February 23, 2018, we had issued approximately $0.4 million (0.04 million shares of common stock) through our distribution reinvestment plan.

Borrowings

On July 14, 2017, we entered into a senior secured revolving credit agreement (the “Credit Agreement”). The Credit Agreement provides for a Revolving Credit Facility consisting of loans to be made in dollars and other foreign currencies in an initial aggregate principal amount of up to $70 million. Availability under the Revolving Credit Facility will terminate on July 14, 2019 (the “Revolver Termination Date”) and the outstanding loans under the Revolving Credit Facility will mature on July 14, 2020. The Revolving Credit Facility also requires mandatory prepayment of interest and principal upon certain events during the term-out period commencing on the Revolver Termination Date. The stated borrowing rate under the Revolving Credit Facility is based on LIBOR plus an applicable spread of 2.75% or on an “alternate base rate” (as defined in the Credit Agreement).  The Revolving Credit Facility includes an “accordion” feature that allows us, under certain circumstances, to increase the size of the facility to a maximum of $200 million.  Under the Revolving Credit Facility, we have made certain representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities. During the year ended December 31, 2017, we borrowed $53.0 million from the Revolving Credit Facility. Additionally, during the period from January 1, 2018 through February 23, 2018, we borrowed an additional $2.0 million from our Revolving Credit Facility. We have and will continue to use proceeds from borrowings to make investments in portfolio companies.

For the year ended December 31, 2017, our total all-in cost of financing, including the amortization of fees and expenses, was 6.0%. We did not have any borrowings outstanding during the year ended December 31, 2016.

Share Repurchase Program

Subject to the discretion of our trustees, we will commence tender offers on approximately 10% of our weighted average number of outstanding shares in any 12-month period to allow shareholders to tender shares to us on a quarterly basis at a specific offer price that is determined based upon our net asset value as of the last date of the prior quarter prior to the initiation of each tender offer program.  Our share repurchase program will include numerous restrictions that limit your ability to sell your shares.

On January 18, 2018, we commenced a Tender Offer for up to 249,708 shares of our issued and outstanding common stock.  The Tender Offer was for cash at a price equal to $9.20 per share and expired in February 2018.  Through the expiration of this Tender Offer, we repurchased 91,276 shares for approximately $0.8 million.

Contingencies

See Note 11. “Commitments and Contingencies” in our financial statements for information on our commitments and contingencies as of December 31, 2017.

Distributions to Shareholders

We declare distributions weekly and pay distributions monthly to our shareholders in the form of cash. Shareholders may elect to reinvest their distributions as additional shares of our common stock under our distribution reinvestment plan. Dividends are taxable to our shareholders even if they are reinvested in additional shares of our common stock. The following table reflects the cash distributions per share and the total amount of distributions that we have declared on our common stock during the years ended December 31, 2017 and 2016:

	Per Share	Amount
December 31, 2017	$0.59	$5,805,890
December 31, 2016	$0.48	$1,247,036

Approximately 51% and 31% of the distributions declared during the years ended December 31, 2017 and 2016, respectively, were reinvested in shares of our common stock by participants in our dividend reinvestment plan and the reinvested distributions represents an additional source of capital to us. See Note 8. “Distributions” in our financial statements for additional disclosures on distributions.

We had sufficient taxable income to support 100% of our declared distributions during the years ended December 31, 2017 and 2016, and none of the distributions declared during the years ended December 31, 2017 and 2016 were classified as a tax basis return of capital.  We do not expect to use equity capital to pay distributions to shareholders in the future.  We routinely disclose the sources of funds used to pay distributions to our shareholders in periodic reports that accompany (i) quarterly account statements and (ii) monthly distribution checks that are prepared and sent directly by our transfer agent to our shareholders. See Note 8. “Distributions” in our financial statements for a discussion of the sources of funds used to pay distributions on a GAAP basis for the periods presented.

Our board of trustees declared distributions for January 2018, February 2018 and March 2018, respectively, which represent an annualized distribution rate of 6.0% based on our current public offering price of $9.80 per share. The annualized distribution rate should not be interpreted to be a measure of our current or future performance. It is anticipated that these distributions, in the aggregate, will be substantially supported by our taxable income and the sources of distributions will be disclosed in our regular financial reports. Distributions will be recorded weekly and paid monthly in accordance with the schedule below.

Record Date	Distribution Payment Date	Declared Distribution Per Share Per Record Date
January 2, 9, 16, 23, and 30, 2018	January 31, 2018	$0.01125
February 6, 13, 20, and 27, 2018	February 28, 2018	$0.01125
March 6, 13, 20, and 27, 2018	March 28, 2018	$0.01125

Expense Support and Reimbursement Arrangements with Our Advisors

The Advisors have incurred on our behalf organization and offering expenses totaling approximately $5.4 million as of December 31, 2017. Under the terms of our investment advisory agreement with CNL and our investment sub-advisory agreement with KKR, respectively, upon satisfaction of the minimum offering requirement, CNL and KKR are entitled to receive up to 1.5% of gross proceeds raised in our Offering until all organization and offering costs funded by CNL and KKR or its affiliates have been recovered. Offering expenses consist of costs incurred by CNL and KKR and their affiliates on our behalf for legal, accounting, printing and other offering expenses, including costs associated with technology integration between our systems and those of our participating broker-dealers, permissible due diligence reimbursements, marketing expenses, salaries and direct expenses of CNL’s and KKR’s employees, employees of their affiliates and others while engaged in registering and marketing the shares, which includes development of marketing materials and marketing presentations and training and educational meetings and generally coordinating the marketing process for us. Any such reimbursements will not exceed actual expenses incurred by CNL and KKR and their affiliates. CNL and KKR are responsible for the payment of our organization and offering expenses to the extent that these expenses exceed 1.5% of the gross proceeds from the Offering, without recourse against or reimbursement by us.

The Advisors waived all reimbursement of organization and offering expenses to which they were entitled to from March 1, 2016 (the date we satisfied the “minimum offering requirement”) through April 30, 2017.  The waiver of the reimbursement requirements did not reduce the amount of organization and offering expenses incurred by the Advisors that is eligible for reimbursement in future periods. The Advisors’ waiver of organization and offering expense reimbursement temporarily reduced our operating expenses. After the expiration of the waiver period on April 30, 2017, we began reimbursement of organization and offering expenses.  The Advisors were entitled to reimbursement of approximately $0.4 million of organization and offering expenses for gross capital raised during the period May 1, 2017 through December 31, 2017, of which approximately $0.3 million had been reimbursed to the Advisors as of December 31, 2017.

Organization and offering costs subject to reimbursement will expire three years from the latter of (1) commencement of operations or (2) the date such costs were incurred.  As of January 10, 2018, the date of the suspension of our Offering, the Advisors had incurred on our behalf organization and offering expenses totaling approximately $5.4 million, of which approximately $0.4 million was eligible for reimbursement based on gross proceeds raised from inception through the suspension of the Offering. Although our board of trustees could determine to reinstate our Offering, generally, the organization and offering costs incurred in excess of the 1.5% limitation will remain the responsibility of the Advisors following the suspension of our Offering.

We have entered into an Expense Support and Conditional Reimbursement Agreement (as amended, the “Expense Support Agreement”) with our Advisors pursuant to which the Advisors jointly and severally agree to pay to us some or all operating expenses (an “Expense Support Payment”) for each month during the Expense Support Payment Period (as defined below) in which our board of trustees declares a distribution to our shareholders. The “Expense Support Payment Period” began on March 1, 2016 (the date our minimum offering requirement was satisfied) and ends on December 31, 2018. The Advisors are entitled to be reimbursed promptly by us (a “Reimbursement Payment”) for Expense Support Payments made with respect to any class of common stock, subject to the limitation that no Reimbursement Payment may be made by us to the extent that it would cause our Other Operating Expenses (as defined in the Expense Support Agreement) for such class of common stock to exceed the lesser of (A) 1.75% of average net assets attributable to common shares on an annualized basis after taking such payment into account and (B) the percentage of our average net assets attributable to shares of such class of common stock represented by Other Operating Expenses (as defined in the Expense Support Agreement) during the period in which such Expense Support Payment from the Advisors was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an Expense Support Payment from the Advisors made during the same period).  Additionally, reimbursement payments shall only be made to the extent that they do not exceed estimated taxable income taxes before reimbursement.  Notwithstanding anything to the contrary in the Expense Support Agreement, no

Reimbursement Payment shall be made with respect to any class of common stock if the effective rate of distributions per share on such class of common stock declared by us at the time of such Reimbursement Payment is less than the effective rate of distributions per share on such class of common stock at the time the Expense Support Payment was made to which such Reimbursement Payment relates. For this purpose, “effective rate of distributions per share” means actual declared distribution rate per share exclusive of return of capital, if any. The eligibility for reimbursement by us of Expense Support Payments will terminate three years from the date on which such Expense Support Payment was paid or waived. As of December 31, 2017, the amount of Expense Support Payments provided by the Advisors since inception was $4.8 million, none of which was eligible for reimbursement as of December 31, 2017.

Results of Operations

As of December 31, 2017 and 2016, the fair value of our investment portfolio totaled $163.9 million and $56.2 million, respectively.  The majority of our investments at December 31, 2017 and 2016 consisted of debt investments.  See the section entitled “Portfolio and Investment Activity” above for a discussion of the general terms and characteristics of our investments, and for information regarding investment activities during the years ended December 31, 2017 and 2016.

The following is a summary of our operating results for the years ended December 31, 2017 and 2016:

	December 31,
	2017	2016
Total investment income	$8,869,567	$1,326,880
Net operating expenses(1)	(4,778,900)	(411,803)
Income tax expense, including excise tax	(16,500)	(6,107)
Net investment income	4,074,167	908,970
Net realized gains	262,510	101,070
Net change in unrealized appreciation	300,488	732,562
Net increase in net assets resulting from operations	$4,637,165	$1,742,602

(1)	Net of expense support of $2,643,937 and $2,195,791, respectively.

Investment income

Investment income consisted of the following for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
Interest income	$8,335,075	$1,320,502
Fee income	534,492	6,378
Total investment income	$8,869,567	$1,326,880

As of December 31, 2017 and 2016, our weighted average annual yield on our accruing debt investments was 8.6% and 8.3%, respectively, based on amortized cost, as defined above in “Portfolio and Investment Activity.” The weighted average annual yield on debt investments is higher than what our investors will realize because it does not reflect our expenses or any sales load.  As of December 31, 2017, approximately 81.7% of our debt investments had floating rate interest; therefore, changes in interest rates could have a material impact on our interest income in the future.  Our fee income consists of transaction-based fees and is non-recurring.  The increase in fee income during the year ended December 31, 2017 is primarily related to capital structuring fees earned on Directly Originated Transactions.  See Item 3. “Quantitative and Qualitative Disclosures about Market Risk” for further information on the impact interest rate changes could have on our results of operations.

We commenced investment operations on March 1, 2016. Interest income for the years ended December 31, 2017 and 2016 was approximately $8.3 million and $1.3 million, respectively.  The increase in interest income was due primarily to the growth of our portfolio of investments.  We believe that our interest income is not representative of either our stabilized performance or our future performance. We expect an increase in interest income in 2018 as compared to 2017 due to (i) an increasing proportion of investments held for the entire period during 2018 relative to incremental investment activity during 2017 and (ii) an increase in the base of investments that we expect to result from investing a portion of approximately $7.5 million of cash on hand and an expected increase in capital available for investment using the $17.0 million of existing additional borrowing capacity.

Operating expenses

Our operating expenses for the years ended December 31, 2017 and 2016 were as follows:

	Year Ended December 31,
	2017	2016
Investment advisory fees	$2,346,180	$512,289
Administrative services	1,056,415	404,811
Distribution and shareholder servicing fees	964,068	250,842
Interest expense	876,823	—
Professional services	716,686	757,927
Custodian and accounting fees	329,631	169,280
Offering expenses	207,952	—
Organization expenses	205,173	—
Insurance fees	164,049	104,728
Trustee fees and expenses	205,101	159,004
Performance-based incentive fees	112,329	167,068
Other	238,430	81,645
Total operating expenses	7,422,837	2,607,594
Expense support	(2,643,937)	(2,195,791)
Net operating expenses	$4,778,900	$411,803

Operating expenses were partially offset by our Advisors’ Expense Support Payments. We consider the following expense categories to be relatively fixed in the near term: administrative services, trustee fees and expenses and custodian and accounting fees. Variable operating expenses include professional services, investment advisory fees, performance–based incentive fees, distribution and shareholder servicing fees, and a component of other operating expenses related to transfer agency services and shareholder services. We expect these variable operating expenses to increase during 2018 as compared to 2017 due to an increasing proportion of investments held for the entire period during 2018 relative to incremental investment activity during 2017 (investment advisory fees and performance-based incentive fees), borrowings outstanding for the entire period during 2018 as opposed to only a portion of 2017 (interest expense), the number of shareholders remaining consistent for the entire period during 2018 as compared to incremental additional shareholder activity during 2017 (transfer agency services and shareholder services, distribution and shareholder servicing fees) and the complexity of our investment processes and capital structure (professional services).

Organization and offering expenses

Organization expenses and other operating expenses relating to the formation of the Company are expensed on our statement of operations to the extent they are eligible for reimbursement to the Advisors, as described above under “Capital Resources and Liquidity – Expense Support and Reimbursement Arrangements with Our Advisors.” Offering expenses will be capitalized on our statements of assets and liabilities as deferred offering expenses and expensed to our statement of operations over a 12-month period, noting, however, the deferral period will not exceed 12 months from the date our Advisors incurred the offering expenses.

Investment advisory fees and performance-based incentive fees

Our investment advisory fees are calculated at an annual rate of 2% of our average gross assets.

Our Advisors are also eligible to receive incentive fees based on our performance. Our performance-based incentive fees, which are comprised of two parts, consisted of the following for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
Subordinated incentive fee on income	$—	$—
Incentive fee on capital gains	112,329	167,068
Total performance-based incentive fees	$112,329	$167,068

A subordinated incentive fee on income is payable to our Advisors each calendar quarter if our pre-incentive fee net investment fee income (as defined in the Investment Advisory Agreement and approved by our board of trustees) exceeds the 1.75% quarterly preference return to our shareholders (the ratio of pre-incentive fee net investment income divided by average adjusted capital).  We did not incur any subordinated incentive fee on income during the years ended December 31, 2017 and 2016.

The annual incentive fees on capital gains recorded for GAAP purposes is equal to (i) 20% of our realized and unrealized capital gains on a cumulative basis since inception, net of all realized capital losses and unrealized depreciation on a cumulative basis from inception, less (ii) the aggregate amount of any previously paid incentive fees on capital gains.  For financial reporting purposes, in accordance with GAAP, we include unrealized appreciation on our investment portfolio in the calculation of incentive fees on capital gains; however, such amounts are not payable by us unless and until the net unrealized appreciation is actually realized.  A significant portion of incentive fees on capital gains is accrued with respect to net unrealized appreciation in our investment portfolio, although no such incentive fee is actually payable by us with respect to such net unrealized appreciation unless and until the net unrealized appreciation is actually realized in a cumulative amount that exceeds any unrealized depreciation in our portfolio. The actual amount of incentive fees on capital gains that are due and payable to the Advisors is determined at the end of the calendar year.  As of December 31, 2017, the cumulative realized gains since inception were $0.4 million and the unrealized depreciation on our investment portfolio was $1.4 million, therefore the Advisors have not received, nor earned, any payment of incentive fees on capital gains since our inception.

See “—Contractual Obligations —Investment Advisory Agreements,” below for further details about the performance-based incentive fees.

Net realized gains

For the years ended December 31, 2017 and 2016, we had proceeds from sales of investments of $49.6 million and $6.2 million, respectively, and recognized $256,750 and $97,695, respectively, in realized gains from the sale of investments.

Net change in unrealized appreciation or depreciation

For the years ended December 31, 2017 and 2016, net unrealized appreciation (depreciation) consisted of the following:

	Year Ended December 31,
	2017	2016
Investments	$197,585	$737,184
Foreign currency forward contracts	96,091	—
Foreign currency translation	6,812	(4,622)
Total net unrealized appreciation	$300,488	$732,562

For the years ended December 31, 2017 and 2016, net change in unrealized appreciation and depreciation on investments consisted of the following:

	Year Ended December 31,
	2017	2016
Unrealized appreciation	$1,377,852	$966,051
Unrealized depreciation	(1,180,267)	(228,867)
Total net unrealized appreciation	$197,585	$737,184

Approximately 2.7% of our Investment Portfolio, measured at fair value, is denominated in foreign currencies. Such investments expose our portfolio to the risk that the value of the investments will be affected by changes in exchange rates between the currency in which the investments are denominated and the currency in which the investments are made. Our practice is to minimize these risks in certain cases by employing hedging techniques, including using foreign exchange forward contracts, to reduce exposure to changes in exchange rates when a meaningful amount of capital has been invested in foreign currencies. We do not, however, hedge our currency exposure in all currencies or all investments.

The success of our hedging transactions will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations.

We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our investments, other than those described above, the risk factors, if any, identified in Part II, Item 1A of this report, and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Adjusted net investment income

Our net investment income totaled $4,074,167 ($0.41 per share) and $908,970 ($0.35 per share) for the years ended December 31, 2017 and 2016, respectively.  As described above in “Investment advisory fees and performance-based incentive fees,” we accrue estimated performance-based incentive fees with respect to any net realized and unrealized appreciation in our investment portfolio.  The performance-based incentive fees are treated as an operating expense and therefore are a deduction in calculating our net investment income on a GAAP basis.  However, our net realized and unrealized appreciation on our investment portfolio that partly determines these fees are not included in net investment income.  Therefore, in order to evaluate our net investment income without regard to realized and unrealized appreciation in our investment portfolio, including the impact of related accrued performance-based fees, we have developed a supplemental, non-GAAP measure, which we refer to as “adjusted net investment income,” which presents net investment income before the effects of unearned performance-based incentive fees. Adjusted net investment income is also impacted by the Expense Support Payments and reimbursements.

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

The following table presents a reconciliation of our net investment income to adjusted net investment income for the years ended December 31, 2017 and 2016.

	Year Ended December 31,
	2017	2016
Net investment income (GAAP)	$4,074,167	$908,970
Deduct: Expense Support	(2,643,937)	(2,195,791)
Add: Estimated unearned performance-based incentive fees	112,329	167,068
Adjusted net investment income (loss) (non-GAAP)	$1,542,559	$(1,119,753)
Net investment income per share (GAAP)	$0.41	$0.35
Adjusted net investment income (loss) per share (non-GAAP)	$0.15	$(0.43)

Net Assets, Net Asset Value per Share and Annual Investment Return and Total Return Since Inception

Net assets increased $61.5 million and $54.8 million during the years ended December 31, 2017 and 2016, respectively. The most significant increase in net assets during the years ended December 31, 2017 and 2016 was attributable to capital transactions including net proceeds from the issuance of shares of common stock of $62.6 million and $54.3 million, respectively.  Our operations resulted in net assets increasing approximately $4.6 million and $1.7 million during the years ended December 31, 2017 and 2016, respectively.  Our overall increase in net assets was partially offset by distributions to shareholders of approximately $5.8 million and $1.2 million during the years ended December 31, 2017 and 2016, respectively.

Our net asset value per share was $9.20 and $9.26 on December 31, 2017 and 2016, respectively. After considering (i) the overall changes in net asset value per share, (ii) distributions paid of approximately $0.59 and $0.48 per share during the years ended December 31, 2017 and 2016, respectively, and (iii) the assumed reinvestment of those distributions at 95.25% of the prevailing offering price per share, the total investment return-net asset value was 5.8% and 8.5% (not annualized) for shareholders who held our shares over the entire 12-month period ended December 31, 2017 and the entire period from March 1, 2016 through December 31, 2016, respectively.

Initial shareholders who subscribed to our initial offering in March 2016 with an initial investment of $10,000 and an initial purchase price equal to $9.45 per share (public offering price including all sales load and distribution and shareholder servicing fee) have seen the value of their investment grow by 9.2% (see charts below). Initial shareholders who subscribed to the initial offering in March 2016 with an initial investment of $10,000 and an initial purchase price equal to $9.00 per share (the initial public offering price excluding sales load and distribution and shareholder servicing fee) have registered a total investment return of 17.1% (see charts below). The S&P/LSTA Leveraged Loan Index, a primary measure of senior debt covering the U.S. leveraged loan market, which currently consists of approximately 1,100 credit facilities throughout numerous industries, and the Merrill Lynch US High Yield Master II Index, a primary measure of subordinated debt consisting of approximately 2,000 high yield corporate bonds, registered cumulative total returns of approximately 16.0% and 26.7% respectively, in the period from March 1, 2016 to December 31, 2017.

Growth of $10,000 Initial Investment(1)

$13,000
$12,500
$12,000
$11,500
$11,000
$10,500
$10,000
$9,500
$9,000
$12,665
$11,713
$11,597
$10,924
Mar-2016
Mar-2016
Apr-2016
May-2016
Jun-2016
Jul-2016
Aug-2016
Sep-2016
Oct-2016
Nov-2016
Dec-2016
Jan-2017
Feb-2017
Mar-2017
Apr-2017
May-2017
Jun-2017
Jul-2017
Aug-2017
Sep-2017
Oct-2017
Nov-2017
Dec-2017
CCT II (Excludes upfront sales load and distribution and shareholder servicing fee)
CCT II (Includes upfront sales load and distribution and shareholder servicing fee)
S&P/LSTA Leverage Loan Index
Merrill Lynch High Yield Master II Index

(1)	Cumulative performance: March 1, 2016 to December 31, 2017

The calculations for the Growth of $10,000 Initial Investment in the shares of our common stock are based upon (i) an initial investment of $10,000 in our common stock at the beginning of the period at a share price of $9.45 per share (including sales load and distribution and shareholder servicing fee) and $9.00 per share (excluding sales load and distribution and shareholder servicing fee), (ii) assumed reinvestment of monthly distributions in accordance with our distribution reinvestment plan, (iii) the sale of the entire investment position at the net asset value per share on the last day of the period; and (iv) distributions payable, if any, on the last day of the period.

	Since Inception (March 1, 2016)	Trailing 12 Months
Public Offering Price/Share	$9.45	$9.75
Net Offering Price/Share	$9.00	$9.29
Distributions/Share	$1.07	$0.59
Terminal Value/Share (NAV)	$9.20	$9.20

In the chart above, we also present the average annual returns for the training 12 months, assuming (i) the purchase of shares of common stock at the public offering price and net offering price (95.25% of public offering price) at the beginning of the period, (ii) reinvestment of distributions in common stock, (iii) a terminal value at December 31, 2017 equal to net asset value of $9.20 per share and (iv) distributions payable to shareholders as of December 31, 2017.

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

We utilize several valuation techniques that use unobservable inputs and assumptions in determining the fair value of our Level 3 investments. For senior debt, subordinated debt and structured products categorized as Level 3 investments, we initially value the investment at its transaction price and subsequently value using (i) market data for similar instruments (e.g., recent transactions or indicative broker quotes), (ii) comparisons to benchmark derivative indices and/or (iii) valuation models. Valuation models are based on yield analysis and discounted cash flow techniques, where the key inputs are based on relative value analyses and the assignment of risk-adjusted discounted rates derived from the analysis of similar credit investments from similar issuers. In addition, an illiquidity discount is applied where appropriate. The valuation techniques used by us for other types of assets and liabilities that are classified as Level 3 investments are described in Note 2. “Significant Accounting Policies” in our financial statements. The unobservable inputs and assumptions may differ by asset and in the application of our valuation methodologies. The reported fair value estimates could vary materially if we had chosen to incorporate different unobservable inputs and other assumptions.

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

The table below presents information on investments classified as Level 3 as of December 31, 2017 and 2016:

As of December 31,	2017	2016
Fair value of investments classified as Level 3	37,521,066	673,164
Total fair value of investments	163,910,590	56,192,783
% of fair value classified as Level 3	22.9%	1.2%

Number of positions classified as Level 3	21	2
Total number of positions	98	59
% of positions classified as Level 3	21.4%	3.4%

Fair value of individual positions classified as Level 3:
Highest fair value	4,566,628	615,616
Lowest fair value	2,186	57,548
Average fair value	1,786,717	336,582

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of December 31, 2017 and 2016 are described in Note 5. “Fair Value of Financial Instruments” in our financial statements, as well as the directional impact to the valuation from an increase in various unobservable inputs.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2017.

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

As of December 31, 2017, we had accrued an incentive fee on capital gains of approximately $0.3 million.  See Note 6. “Related Party Transactions” in our financial statements for expanded discussion of the Investment Advisory Agreement and Sub-Advisory Agreement.

The terms of the Investment Advisory Agreement entitle CNL (and indirectly KKR) to receive up to 1.5% of gross proceeds in connection with the Offering as reimbursement for organization and offering expenses incurred by the Advisors on our behalf. The Advisors waived the reimbursement of organization and offering expenses in connection with our gross capital raised before April 30, 2017. Gross capital raised by us after April 30, 2017 is subject to the maximum organization and offering cost reimbursement of 1.5%. The waiver does not reduce the amount of organization and offering expenses incurred by the Advisors that are eligible for reimbursement in future periods.

As of January 10, 2018, the date of the suspension of our Offering, the Advisors had incurred on our behalf organization and offering expenses totaling approximately $5.4 million, of which approximately $0.4 million was eligible for reimbursement based on gross proceeds raised from inception through the suspension of the Offering. Although our board of trustees could determine to reinstate our Offering, generally, the organization and offering costs incurred in excess of the 1.5% limitation will remain the responsibility of the Advisors following the suspension of our Offering.

In December 2017, our board of trustees approved the investment co-advisory agreements and the investment advisory agreements to be entered into between us, KKR and an affiliate of FS Investments setting forth our proposed new advisory structure. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Proposed Changes to Advisory Structure” for additional information.

Unfunded Commitments

Unfunded commitments to provide funds to portfolio companies are not recorded on our statements of assets and liabilities. Because these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We have sufficient liquidity to fund such unfunded loan commitments should the need arise. As of December 31, 2017, our unfunded commitments are as follows:

Category / Portfolio Company
Unfunded Term Loan Commitments:
Wheels Up Partners LLC	2,481,679
Fort Dearborn Holding Company, Inc.	1,737,020
Revere Superior Holdings, Inc.	1,636,176
Frontline Technologies Group LLC	889,323
Unfunded Revolving Loan Commitments:
Revere Superior Holdings, Inc.	319,127
Smart Modular Technologies, Inc.	71,384
Unfunded Equity Commitments:
K2 Aviation	6,736,998
Polyconcept North America	25,737
Total Unfunded Commitments	$13,897,444

Related Party Transactions

We have entered into agreements with our Advisors and certain of their affiliates, whereby, we agree to pay certain fees to, or reimburse certain expenses of, our Advisors and their affiliates for investment and advisory services, selling commissions, ongoing distribution and shareholder servicing fees and marketing support fees in connection with our Offering, and reimbursement of offering and administrative and operating costs. See Note 6. “Related Party Transactions” in the accompanying financial statements and Item 13. “Certain Relationships and Related Transactions and Trustee Independence” for a discussion of the various related party transactions, agreements and fees.  In December 2017, our board of trustees approved the investment co-advisory agreements and the investment advisory agreements to be entered into between us, KKR and an affiliate of FS Investments setting forth our proposed new advisory structure. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Proposed Changes to Advisory Structure” for additional information.

Impact of Recent Accounting Pronouncements

See Note 2. “Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data” for a summary of the impact of any recent accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are subject to financial market risks, in particular changes in interest rates. Future changes in interest rates will likely have effects on the interest income we earn on our portfolio investments, the fair value of our fixed income investments, the interest rates and interest expense associated with the money we borrow and the fair value of our borrowings.

Subject to the requirements of the 1940 Act, we may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. Although hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates.

As of December 31, 2017, approximately 81.7% of our portfolio of debt investments, or approximately $130.1 million measured at par value, featured floating or variable interest rates. The variable interest rate debt investments usually provide for interest payments based on three-month LIBOR (the base rate) and typically have durations of three months after which the base rates are reset to then prevailing three-month LIBOR.  As of December 31, 2017, 99.5% of our portfolio of variable interest rate debt investments, or approximately $129.5 million measured at par value, featured minimum base rates, or base rate floors, and the weighted average base rate floor for such investments was 1.0%. Variable interest rate investments that feature a base rate floor generally reset to the then prevailing three-month LIBOR only if the reset base rate exceeds the base rate floor on the applicable interest rate reset date, in which cases we may benefit through an increase in interest income from such interest rate adjustments.

Based on the December 31, 2017 statement of assets and liabilities, the following table shows the annual impact of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

	As of December 31, 2017
Basis Point Change	Interest Income	Interest Expense	Net Investment Income (1)
Down 50 basis points	$(569,329)	$265,000	$(304,329)
Up 50 basis points	$574,857	$(265,000)	$309,857
Up 100 basis points	$1,149,713	$(530,000)	$619,713
Up 150 basis points	$1,724,570	$(795,000)	$929,570
Up 200 basis points	$2,299,426	$(1,060,000)	$1,239,426
(1)

Excludes the impact of performance-based incentive fees and expense support. See Note 6. “Related Party Transactions” in Item 8. “Financial Statements and Supplementary Data” for more information on performance-based incentive fees and expense support.

Approximately 18.3% of our debt investment portfolio was invested in fixed interest rate, high yield corporate debt investments as of December 31, 2017.  Rising market interest rates will most likely lead to fair value declines for high yield corporate bonds and a decline in the net asset value of our common stock, while declining market interest rates will most likely lead to an increase in bond values.

As of December 31, 2017, 79.6% of our debt investments had prices that are generally available from third party pricing services. We consider these debt investments to be liquid since these types of assets are generally broadly syndicated and owned by a wide group of institutional investors, business development companies, mutual funds and other investment funds.  Additionally, this group of assets is susceptible to revaluation, or changes in bid-ask values, in response to sudden changes in expected rates of return associated with these investments.

Foreign Currency Risk

From time to time, we may make investments that are denominated in a foreign currency that are subject to the effects of exchange rate movements between the foreign currency of each such investment and the U.S. dollar, which may affect future fair values and cash flows, as well as amounts translated into U.S. dollars for inclusion in our consolidated financial statements.

The table below presents the effect that a 10% immediate, unfavorable change in the foreign currency exchange rates (i.e. further strengthening U.S. Dollar) would have on the fair value of investments in our Investment Portfolio denominated in foreign currencies as of December 31, 2017, by foreign currency, all other valuation assumptions remaining constant.  In addition, the table below presents the par value of our investments denominated in foreign currencies and the notional amount of foreign currency forward contracts in local currency in place as of December 31, 2017, to hedge against foreign currency risks.

	Debt Investments Denominated in Foreign Currencies					Hedges
	as of December 31, 2017					as of December 31, 2017
	Par Value in Local Currency		Par Value in U.S. Dollars	Fair Value	Reduction in Fair Value as of December 31, 2017 if 10% Adverse Change in Exchange Rate (1)	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Canadian Dollars	C$	5,688,847	$4,608,012	$4,411,712	$441,171	C$	5,690,000	$4,545,970
Total			$4,608,012	$4,411,712	$441,171			$4,545,970
(1)	Excludes effect, if any, of any foreign currency hedges.

As illustrated in the table above, we use derivative instruments from time to time, including foreign currency forward contracts, to manage the impact of fluctuations in foreign currency exchange rates. In addition, we have the ability to borrow in foreign currencies under our Revolving Credit Facility, which provides a natural hedge with regard to changes in exchange rates between the foreign currencies and U.S. dollar and reduces our exposure to foreign exchange rate differences. We are typically a net receiver of these foreign currencies as related for our international investment positions, and, as a result, our investments denominated in foreign currencies, to the extent not hedged, benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar.

As of December 31, 2017, the contractual notional balance of our foreign currency forward contract was approximately $5.69 million, all of which related to hedging of our foreign currency denominated debt investments. As of December 31, 2017, we did not have any outstanding borrowings denominated in foreign currencies on our Revolving Credit Facility.

During the year ended December 31, 2017, our foreign currency transactions and foreign currency translation adjustment recorded in our statements of operations resulted in net realized and unrealized losses of approximately $0.01 million. Our foreign currency forward contract, employed for hedging purposes, generated net unrealized gains of $0.1 million during the year ended December 31, 2017. We do not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in fair values of investments held; therefore, the fluctuations related to foreign exchange rate conversion are included with the net realized gain (loss) and unrealized appreciation (depreciation) on investments. See “Results of Operations – Net Change in Unrealized Appreciation or Depreciation” for additional information on the foreign currency exchange changes.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of trustees regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on management’s assessment, we maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control Integrated Framework (2013)”.

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

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Trustees

Our business is managed under the direction of our board of trustees. The responsibilities of the board of trustees include the oversight of our investment activities, monthly valuations of our assets, and corporate governance activities. The board of trustees currently has an independent trustee committee, an audit committee and a nominating and governance committee, and it may establish additional committees from time to time as necessary to fulfill its obligations. Our board of trustees consists of five members, three of whom are not “interested persons” as defined in the 1940 Act, which means that they are not affiliated with either us or our Advisors. In this report, we refer to the trustees who are “interested persons” as interested trustees and the trustees who are not “interested persons” as our independent trustees. Prior to the occurrence of a listing of any class of our shares on a national securities exchange, if any, each trustee will hold office until the next annual meeting of shareholders and until his or her successor is duly elected and qualified. Upon and following the occurrence of a listing of any class of our shares on a national securities exchange, our board of trustees will be divided into three classes of trustees serving staggered terms of three years each.

Information regarding our board of trustees is set forth below.

Biographies of Interested Trustees

Chirag J. Bhavsar, 49, joined the Company as Chief Financial Officer and Chief Operating Officer in January 2017 and became a trustee, chairman of our board of trustees, and chief executive officer in December 2017. From January 2017 to November 2017, Mr. Bhavsar also served as the Chief Financial Officer and Chief Operating Officer of Corporate Capital Trust, Inc. Mr. Bhavsar has spent most of the past 16 years of his career with entities affiliated with CNL Financial Group, Inc. Mr. Bhavsar also served in the roles of Executive Vice President, Chief Operating Officer, and Chief Financial Officer for Valley National Bank’s Florida Division, from 2015 to 2016, and as the Executive Vice President and Chief Financial Officer of its predecessor, CNLBancshares, Inc., from 2002 to 2015. Mr. Bhavsar is an independent director at Currency Exchange International Corp., which is a publicly traded company on the Toronto Stock Exchange, where he is Lead Independent Director and Audit Committee Chairman. Mr. Bhavsar received his Bachelor of Science in Accounting from the University of Florida in 1990, and received a Master of Science in Accounting from the University of Florida in 1991. Mr. Bhavsar also graduated from University of Virginia’s Banking School in 1993. He is a certified public accountant.

Mr. Bhavsar was selected as one of our two interested trustees because of his prior banking and financial experience. His advisory and capital raising experience on behalf of clients is particularly relevant to his trusteeship and, we believe, provides us with exceptional experience upon which to draw. Mr. Bhavsar’s experience in this regard provides value to the board of trustees in its assessment and management of risk. In addition, we believe that Mr. Bhavsar’s experience as an officer of the Company is valuable to the board of trustees in its oversight of regulatory and compliance requirements as well as its exercise of fiduciary duties to us and our shareholders.

Todd C. Builione, 43, serves as a trustee on our board of trustees. Mr. Builione joined KKR in 2013 and is a Member of KKR & Co. and President of KKR Credit and Capital Markets. Mr. Builione also serves on the KKR Investment Management & Distribution Committee and the Operations Committee. Prior to joining KKR, Mr. Builione spent nine years at Highbridge Capital Management, serving as President of the firm, CEO of Highbridge’s Hedge Fund business and a member of the Investment and Risk Committees. Mr. Builione began his career at the Goldman Sachs Group, where he was predominantly focused on capital markets and mergers and acquisitions for financial institutions. He received a B.S., summa cum laude, Merrill Presidential Scholar, from Cornell University and a J.D., cum laude, from Harvard Law School.  Mr. Builione serves on the Board of Directors of Marshall Wace, a liquid alternatives provider which formed a strategic partnership with KKR in 2015.  Mr. Builione also serves on the Advisory Council of Cornell University’s Dyson School of Applied Economics and Management, and on the Board of Directors of the Pingry School.

Mr. Builione was selected as one of our two interested trustees because of his prior experience and familiarity with the markets we primarily target to invest in.  Equally significant is his knowledge and prior experience in the management of large businesses in the areas we operate in, and portfolio risk management and analytics, both of which we believe are key qualifications for providing sound direction and leadership.

Biographies of Independent Trustees

James H. Kropp, 69, serves as an independent trustee on our board of trustees. In addition, Mr. Kropp serves as an independent director for CCT. Mr. Kropp currently serves as Chief Investment Officer of SLKW Investments LLC, a position he has held since 2008. He is also Chief Financial Officer of Microproperties LLC, where he has served in this capacity since 2011. Since 1998, Mr. Kropp has been a director, Chairman of the Compensation Committee and Member of the Nominating/Corporate Governance committee of PS Business Parks, Inc., a public real estate investment trust whose shares are listed on the New York Stock Exchange. Mr. Kropp became an Independent Trustee of NYSE-listed American Homes 4 Rent and Chairman of its Audit Committee at its founding in November 2012. Mr. Kropp received a B.B.A.-Finance from St. Francis College and completed the MBA/CPA preparation program from New York University. Mr. Kropp has, in the past, been licensed to serve in a variety of supervisory positions (including financial, options and compliance principal) by the National Association of Securities Dealers. He is a member of the American Institute of CPAs.

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

Mark D. Linsz, 52, serves as an independent trustee on our board of trustees. Mr. Linsz also serves as an independent director for CNL Strategic Capital, LLC, a recently formed company that intends to acquire and grow durable, middle-market businesses. Mr. Linsz currently serves as co-founder and senior managing partner of My Next Season, an organization designed to help corporate executives transition from long, successful corporate careers to their next phase of life. Mr. Linsz also held a series of senior financial positions at Bank of America from 1998 to 2014, most recently serving as CFO Risk Executive from 2013 to 2014 and Corporate Treasurer from 2009 to 2013. Previously, Mr. Linsz served as Bank of America's Global Markets Risk Executive from 2007 to 2009 and as Chief Risk Officer for Europe, the Middle East, Africa and Asia from 2005 to 2008. Prior to 2005, Mr. Linsz also served as Bank of America's Capital Markets Risk Executive and Head of Compliance for the Global Corporate and Investment Bank. Mr. Linsz began his career with Chicago Research and Trading Group (CRT) in 1987. Prior to being purchased by NationsBank, he was the head of Market Risk for CRT and continued these responsibilities at NationsBanc-CRT until 1998. Mr. Linsz previously served on the board of directors of the Deposit Trust and Clearing Corporation from 2013 to 2014 and on the board of directors of BlackRock Corporation from 2009 to 2011. Mr. Linsz received an undergraduate degree from National Louis University.

Mr. Linsz was selected as one of our three independent trustees because of his prior board experience and financial expertise.

Thomas W. Morgan, 48, serves as an independent trustee on the board of trustees. Mr. Morgan has been a private equity professional for over 20 years. Mr. Morgan is currently Head of Magnetar Strategic Capital, a business unit of Magnetar Capital LLC formed to make minority investments in the managers of private equity and other private capital firms. Prior to joining Magnetar, Mr. Morgan had co-founded Hycroft Capital, a private equity firm dedicated to investing in the management companies of mid-market private equity firms. Prior to Hycroft, Mr. Morgan had been a Managing Director at New Mountain Capital, having joined New Mountain Capital near inception in 2000 until 2015. In his 15 years with the firm, he held numerous senior investing and administrative roles including extensive work with New Mountain Capital’s credit platform, a publicly-traded BDC named New Mountain Finance Corp (NYSE:NMFC). Prior to New Mountain Capital, Mr. Morgan was an investment professional with Bain Capital, Inc. from 1994-2000. Mr. Morgan began his career as an investment banker at CS First Boston, first in credit structured products and later in mergers and acquisitions. Mr. Morgan has a B.A. in History and Political Science, magna cum laude, from Williams College and an M.B.A from Harvard Business School.

Mr. Morgan was selected as one of our three independent trustees because of his prior leadership experience and financial expertise.

Supplemental information regarding our trustees is set forth below.  Unless otherwise noted, the address for each trustee is c/o Corporate Capital Trust II, 450 South Orange Ave., Orlando, FL 32801.

Name and Age of Trustee	Position(s) Held with Company	Term of Office- Length of Time Served	Principal Occupation Past Five Years	Other Directorships Held by Trustee During the Past Five Years
Interested Trustees
Chirag J. Bhavsar, 49	Trustee, Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Chief Operating Officer	Appointed December 2017 Appointed January 2017

Co-Chief Executive Office and Co-President (12/2017-present) of CNL Financial Group; Trustee, Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Chief Operating Officer of Corporate Capital Trust II, from January 2017–present; Chief Executive Officer of CNL Strategic Capital, LLC from December 2017-present;Chief Financial Officer and Chief Operating Officer of Corporate Capital Trust, Inc., from January 2017–November 2017; Executive Vice President, Chief Operating Officer, and Chief Financial Officer for Valley National Bank’s Florida Division, from 2015-2016; Executive Vice President and Chief Financial Officer of CNLBancshares, Inc., from 2002-2015.

Director, Currency Exchange International Corp.
Todd C. Builione, 43	Trustee	Appointed August 2017	President of KKR Credit, 9/2013-present; member of Global Risk Committee, 9/2013-present; President of Highbridge Capital Management, 3/2005-9/2013.	Director, CCT; Director, Marshall Wace.
Independent Trustees
James H. Kropp, 69	Trustee; Chairman of the Audit Committee; Member of the Nominating and Governance Committee; Member of the Independent Committee.	Appointed June 2015	Chief Investment Officer, SLKW Investments LLC (12/2008-present); Manager, Chief Financial Officer, Microproperties LLC, (2011-present).	Director, CCT; Director, PS Business Parks, Inc.; and Trustee, American Homes 4 Rent.
Mark D. Linsz, 52	Trustee; Chairman of the Independent Committee; Member of the Audit Committee; Member of the Nominating and Governance Committee.	Appointed May 2016	Co-Founder & Senior Managing Partner, My Next Season (2014-present); CFO Risk Executive, Bank of America (2013-2014); Corporate Treasurer, Bank of America (2009-2013).	Director, Deposit Trust & Clearing Corporation (2012-2014); BlackRock Corporation (2009-2011). Independent Director of CNL Strategic Capital, LLC (2017 to present).
Thomas W. Morgan, 48	Trustee; Chairman of the Nominating and Governance Committee; Member of the Audit Committee; Member of the Independent Committee.	Appointed May 2016	Head of Magnetar Strategic Capital (2017 – present);Managing Partner, Hycroft Capital LLC (2015-2017); Managing Director, New Mountain Capital LLC (2000-2015)	—

Executive Officers

The following persons serve as the Company’s executive officers in the following capacities.

Chirag J. Bhavsar serves as our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, and as one of our trustees. Mr. Bhavsar is also Chairman of our board of trustees and his biographical information is set forth above under the header “Board of Trustees.”

Kirk A. Montgomery, 61, serves as our Chief Compliance Officer, General Counsel and Secretary. Mr. Montgomery also served as the Chief Compliance Officer, General Counsel, Senior Vice President and Secretary for CCT until November 2017. In addition, Mr. Montgomery currently serves as Head of Regulatory Affairs for CNL Financial Group Investment Management, LLC and was General Counsel for CNL Capital Markets Corp from 2013 to 2017. In this role, he oversees the compliance functions for CNL Financial Group. Prior to joining CNL Financial Group, Mr. Montgomery served as the Chief Legal Officer for Wells Real Estate Funds from October 2002 to March 2013 and has more than 25 years of experience with investment and securities legal, compliance, and regulatory matters. Mr. Montgomery has also served as Corporate Counsel for Federated Investors Mutual Funds and served as Assistant General Counsel for Prudential Investments Corporation where he advised multiple business units on securities distribution, sales practice compliance, litigation matters and related supervisory risk issues. Mr. Montgomery received his Juris Doctor from Cumberland School of Law and his Masters of Business Administration in Finance from Samford University. He has been a member of the Georgia and American Bar Associations since 1983.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, trustees and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all of our officers, trustees and persons who beneficially own more than ten percent of our common stock timely filed such forms during the fiscal year ended December 31, 2017.

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

Item 11. EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

As an externally managed business development company, the Company relies on the services of CNL as investment advisor under the Investment Advisory Agreement and the services of KKR as investment advisor under the Sub-Advisory Agreement. CNL also provides administrative services to the Company under the Administrative Services Agreement. In connection with its services, CNL has agreed to provide the Company with personnel to serve as the Company’s appointed officers. The Company’s appointed officers (who, while associated with CNL, serve on behalf of the Company) consist of the Company’s chief executive officer, chief financial officer, chief operating officer, secretary, general counsel, chief compliance officer, and deputy chief compliance officer. The Company does not pay any compensation to any of the Company’s officers.

Compensation Committee Report

As described herein, the Company’s executive officers are not compensated by the Company. Accordingly, the Company does not have a compensation committee of the board of trustees. The nominating and governance committee of the board of trustees performs, to the extent that may be required, any duties typically delegated to a compensation committee of a board of trustees. The Nominating and Governance Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussions, has recommended to the board of trustees that the Compensation Discussion and Analysis be included herein.

Compensation of Trustees

The Company’s independent trustees were entitled to receive annual compensation of $65,000 for the year ended December 31, 2017. In addition, the independent trustees are reimbursed for reasonable out-of-pocket expenses incurred in connection with attending board and committee meetings. Each independent trustee serves as chairman of one of the separate committees of the board of trustees. There are no pension or retirement benefits being offered to our trustees at this time.

The table below sets forth the compensation received by each trustee from the Company for the fiscal year ended December 31, 2017.

Name of Trustee	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total Compensation
Interested Trustees:
Chirag J. Bhavsar	$—	$—	$—	$—	$—	$—	$—
Todd C. Builione	—	—	—	—	—	—	—
Independent Trustees:
Mark D. Linsz	65,000	—	—	—	—	—	65,000
James H. Kropp(1)	65,000	—	—	—	—	—	65,000
Thomas W. Morgan	65,000	—	—	—	—	—	65,000

(1)	Mr. Kropp also received $165,000 in 2017 for serving as an independent director of Corporate Capital Trust, Inc.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents certain information as of February 23, 2018, with respect to the beneficial ownership of the Company’s common stock by (i) each trustee, (ii) each executive officer, and (iii) all of the Company’s trustees and executive officers as a group. Based upon information furnished by the Company’s transfer agent and other information available to the Company, there are no persons known to the Company to beneficially own 5% or more of the outstanding shares of common stock. As of February 23, 2018, there were 12,739,740 shares of common stock issued and outstanding.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act, and includes voting or investment power with respect to the common stock. There are no shares of common stock subject to options that are currently exercisable or exercisable within 60 days of the date of this report.

Unless otherwise indicated, to the Company’s knowledge, all persons named in the table below have sole voting power and sole investment power with respect to the common stock indicated as beneficially owned. In addition, unless otherwise indicated, the address for each person named below is c/o Corporate Capital Trust II, CNL Center at City Commons, Tower I, 450 South Orange Avenue, Orlando, Florida, 32801.

Name of Beneficial Owner (1):	Number of Shares Beneficially Owned		Percentage of Class (2)
Interested Trustees:
Chirag J. Bhavsar(3)	32,462	(5)	*
Todd C. Builione(4)	—		—
Independent Trustees:
Mark D. Linsz	—		—
Thomas W. Morgan	—		—
James H. Kropp	12,189		*
Executive Officers:
Kirk A. Montgomery	8,211	(5)	*
Executive Officers and Trustees as a group (6 persons)	52,862		*%

* Less than one percent.

(1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.

(2)Based on 12,739,740 shares of common stock issued and outstanding as of February 23, 2018.

(3)	Mr. Bhavsar is an interested trustee and the Company’s Chief Executive Officer, Chief Financial Officer and Chief Operating Officer.
(4)	The address for Mr. Builione is c/o KKR Credit Advisors (US) LLC, 9 West 57th Street, Suite 4200, New York, New York 10019.
(5)	Consists of vested and non-vested restricted stock units.

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

The Company is a party to certain contractual agreements with its Advisors and certain of their affiliates, including the Managing Dealer Agreement, Investment Advisory Agreement, Investment Sub-Advisory Agreement, Administrative Services Agreement and the Fourth Amended and Restated Expense Support Agreement as described in Note 6, “Related Party Transactions” in Item 8. “Financial Statements and Supplementary Data.”

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees to Auditors

The following table shows the audit fees and non-audit related fees accrued or paid to Deloitte & Touche LLP for professional services performed for the Company’s fiscal year ended December 31, 2016 and 2017.

Fiscal Year/Period	Audit Fees	Audit-Related Fees (1)	Tax Fees (2)	All Other Fees (3)
2017	$225,000	$9,045	$15,000	$—
2016	$190,000	$76,350	$6,000	$—

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

(2)	“Tax Fees” are those fees billed to the Company in connection with tax compliance services performed by Deloitte & Touche LLP, including primarily the review of the Company’s income tax returns.
(3)	“All Other Fees” are those fees billed to the Company in connection with permitted non-audit services performed by Deloitte & Touche LLP.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm

The Company maintains an auditor independence policy that, among other things, mandates that the Audit Committee review, negotiate and approve in advance the scope of work, any related engagement letter and the fees to be charged by the independent registered public accounting firm for audit services and permissible non-audit services for the Company, and for permissible non-audit services for the Company’s investment advisers and any affiliates thereof that provide services to the Company, if such non-audit services have a direct impact on the operations or financial reporting of the Company. All of the audit and non-audit services described above for which fees were incurred by the Company for the fiscal years ended December 31, 2016 and 2017 were pre-approved by the Audit Committee in accordance with its pre-approval policy.

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

10.6

Amended and Restated Managing Dealer Agreement (Incorporated by reference to Exhibit 2(h)(1) to Post-Effective Amendment No. 4 to the Company’s registration statement on Form N-2 (File No. 333-199018) filed on March 29, 2017).

10.7	Form of Participating Broker Agreement (Incorporated by reference to Exhibit 2(h)(2) to the Company’s registration statement on Form N-2 (File No. 333-199018) filed on October 1, 2015).

10.8

Form of Participating Broker Agreement (Incorporated by reference to Exhibit 2(h)(2) to Post-Effective Amendment No. 4 to the Company’s registration statement on Form N-2 (File No. 333-199018) filed on March 29, 2017).

10.9

Form of Distribution and Shareholder Servicing Plan of the Registrant (Incorporated by reference to Exhibit 2(h)(3) to the Company’s registration statement on Form N-2 (File No. 333-199018) filed on August 31, 2015).

10.10

Form of Distribution and Shareholder Servicing Plan of the Registrant (Incorporated by reference to Exhibit 2(h)(3) to Post-Effective Amendment No. 4 to the Company’s registration statement on Form N-2 (File No. 333-199018) filed on March 29, 2017).

10.11	Form of Custodian Agreement (Incorporated by reference to Exhibit 2(j) to the Company’s registration statement on Form N-2 (File No. 333-199018) filed on June 25, 2015).

10.12	Form of Escrow Agreement (Incorporated by reference to Exhibit 2(k)(1) to the Company’s registration statement on Form N-2 (File No. 333-199018) filed on August 31, 2015).

10.13

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

10.16

First Amendment to Expense Support and Conditional Reimbursement Agreement, dated May 10, 2016, by and among the Registrant, CNL Fund Advisors II, LLC and KKR Credit Advisors (US), LLC (Incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on May 13, 2016).

10.17

Second Amendment to Expense Support and Conditional Reimbursement Agreement, dated September 26, 2016, by and among the Registrant, CNL Fund Advisors II, LLC and KKR Credit Advisors (US), LLC (Incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on September 29, 2016).

10.18

Third Amendment to the Expense Support and Conditional Reimbursement Agreement by and among the Registrant, CNL and KKR (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on December 22, 2016).

10.19

Fourth Amendment to the Expense Support and Conditional Reimbursement Agreement by and among the Registrant, CNL and KKR (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on March 21, 2017).

10.20

Amended and Restated Expense Support and Conditional Reimbursement Agreement by and among the Registrant, CNL and KKR (Incorporated by reference to Exhibit 2(k)(4) to Post-Effective Amendment No. 4 to the Company’s registration statement on Form N-2 (File No. 333-199018) filed on March 29, 2017).

10.21

Second Amended and Restated Amendment to the Expense Support and Conditional Reimbursement Agreement by and among the Registrant, CNL and KKR (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on June 30, 2017).

10.22

Third Amended and Restated Amendment to the Expense Support and Conditional Reimbursement Agreement by and among the Registrant, CNL and KKR (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on October 20, 2017).

10.23

Fourth Amended and Restated Amendment to the Expense Support and Conditional Reimbursement Agreement by and among the Registrant, CNL and KKR (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on January 23, 2018).

10.24	Form of Sub-Administration Agreement (Incorporated by reference to Exhibit 2(k)(5) to the Company’s registration statement on Form N-2 (File No. 333-199018) filed on June 25, 2015).

10.25

Capital Markets Service Agreement between CNL and CNL Capital Markets Corp. (Incorporated by reference to Exhibit 2(k)(6) to the Company’s registration statement on Form N-2 (File No. 333-199018) filed on June 25, 2015).

10.26

Share Purchase Agreement between the Registrant and CNL (Incorporated by reference to Exhibit 2(k)(7) to the Company’s registration statement on Form N-2 (File No. 333-199018) filed on August 31, 2015).

10.27

Share Purchase Agreement between the Registrant and KKR (Incorporated by reference to Exhibit 2(k)(8) to the Company’s registration statement on Form N-2 (File No. 333-199018) filed on August 31, 2015).

10.28

Senior Secured Revolving Credit Agreement, dated as of July 14, 2017, among the Registrant, as borrower, the lenders from time to time party thereto, and ING Capital LLC as administrative agent, arranger and bookrunner (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 17, 2017).

14.1	Code of Ethics of the Registrant (Incorporated by reference to Exhibit 2(r)(1) to the Company’s registration statement on Form N-2 (File No. 333-199018) filed on June 25, 2015).

14.2	Code of Ethics of CNL Fund Advisors II, LLC (Incorporated by reference to Exhibit 2(r)(2) to the Company’s registration statement on Form N-2 (File No. 333-199018) filed on June 25, 2015).

14.3	Code of Ethics of KKR Credit Advisors (US) LLC (Incorporated by reference to Exhibit 2(r)(3) to the Company’s registration statement on Form N-2 (File No. 333-199018) filed on August 31, 2015).

21.1	Subsidiaries of the Registrant (Filed herewith.)

31.1	Certification of Chief Executive Officer of Corporate Capital Trust II, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of Corporate Capital Trust II, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1

Certification of Chief Executive Officer and Chief Financial Officer of Corporate Capital Trust II,  Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of March 2018.

CORPORATE CAPITAL TRUST II

By:	/s/Chirag J. Bhavsar

Chirag J. Bhavsar
Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Chirag J. Bhavsar Chirag J. Bhavsar	Trustee, Chairman of the Board, Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)	March 2, 2018
/s/ Todd C. Builione Todd C. Builione	Trustee	March 2, 2018
/s/ James H. Kropp James H. Kropp	Independent Trustee	March 2, 2018

/s/ Mark D. Linsz Mark D. Linsz	Independent Trustee	March 2, 2018

/s/ Thomas W. Morgan Thomas W. Morgan	Independent Trustee	March 2, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of

Corporate Capital Trust II

Orlando, Florida

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying statements of assets and liabilities of Corporate Capital Trust II (the “Company”), including the schedules of investments, as of December 31, 2017 and 2016, and the related statements of operations, cash flows, and changes in net assets for each of the two years in the period ended December 31, 2017, and the period from August 27, 2015 (inception) to December 31, 2015, and financial highlights for the year ended December 31, 2017 and the period from March 1, 2016 (commencement of operations) to December 31, 2016, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations, changes in net assets, and cash flows for each of the two years in the period ended December 31, 2017 and the period from August 27, 2015 (inception) to December 31, 2015, and financial highlights for the year ended December 31, 2017 and the period from March 1, 2016 (commencement of operations) to December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements and financial highlights based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2017 and 2016, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

San Francisco, CA

March 2, 2018

We have served as the Company’s auditor since 2014.

Corporate Capital Trust II

Statements of Assets and Liabilities

	December 31,
	2017	2016
Assets
Investment at fair value:
Non-controlled, non-affiliated investments (amortized cost of $162,975,821 and $55,455,599, respectively)	$163,910,590	$56,192,783
Cash	7,392,301	3,843,177
Cash denominated in foreign currency (cost of $94,671 and $–, respectively)	96,829	—
Interest receivable	1,550,935	332,207
Receivable for investments sold	1,340,267	2,562,122
Principal receivable	36,173	25,163
Unrealized appreciation on foreign currency forward contracts	96,091	—
Receivable from Advisors	—	237,483
Prepaid expenses and other assets	655,925	55,346
Total assets	175,079,111	63,248,281
Liabilities
Revolving Credit Facility	$53,000,000	$—
Payable for investments purchased	4,219,993	7,248,119
Distributions payable	—	251,754
Accrued performance-based incentive fees	279,397	167,068
Accrued trustees' fees	4,981	1,476
Accrued distribution and shareholder servicing fees	95,462	54,567
Accrued professional services	216,481	186,132
Payable to Advisors	287,161	—
Other accrued expenses and liabilities	504,600	321,874
Total liabilities	58,608,075	8,230,990
Commitments and contingencies (Note 11)
Net Assets	$116,471,036	$55,017,291
Components of Net Assets
Preferred stock, $0.001 par value per share, 100,000,000 and 1,000,000 shares authorized and unissued at December 31, 2017 and December 31, 2016, respectively.	—	—
Common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 12,656,616 and 5,944,203 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	12,657	5,944
Paid-in capital in excess of par value	115,686,786	54,258,832
(Distributions in excess of) undistributed net investment income	(373,444)	55,521
Accumulated net realized losses	111,987	(35,568)
Accumulated net unrealized appreciation on investments	1,033,050	732,562
Net assets	$116,471,036	$55,017,291
Net asset value per share	$9.20	$9.26

Corporate Capital Trust II

Statements of Operations

	Year Ended December 31,	Year Ended December 31,	Period from August 27, 2015 (Inception) to December 31,
	2017	2016	2015
Investment income
Interest income	$8,335,075	$1,320,502	$—
Fee income	534,492	6,378	—
Total investment income	8,869,567	1,326,880	—
Operating expenses
Investment advisory fees	2,346,180	512,289	—
Administrative services	1,056,415	404,811	—
Distribution and shareholder servicing fee	964,068	250,842	—
Interest expense	876,823	—	—
Professional services	716,686	757,927	—
Custodian and accounting fees	329,631	169,280	—
Offering expenses	207,952	—	—
Organization expenses	205,173	—	—
Insurance	164,049	104,728	—
Trustee fees and expenses	205,101	159,004	—
Performance-based incentive fees	112,329	167,068	—
Other	238,430	81,645	—
Total operating expenses	7,422,837	2,607,594	—
Expense support	(2,643,937)	(2,195,791)	—
Net operating expenses	4,778,900	411,803	—
Net investment income before taxes	4,090,667	915,077	—
Income tax expense, including excise tax	16,500	6,107	—
Net investment income	4,074,167	908,970	—
Net realized and unrealized gains (losses)
Net realized gains on:
Non-controlled, non-affiliated investments	256,750	97,695	—
Foreign currency transactions	5,760	3,375	—
Net realized gains	262,510	101,070	—
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	197,585	737,184	—
Foreign currency forward contracts	96,091	—	—
Foreign currency translation	6,812	(4,622)	—
Net change in unrealized appreciation	300,488	732,562	—
Net realized and unrealized gains	562,998	833,632	—
Net increase in net assets resulting from operations	$4,637,165	$1,742,602	$—
Net investment income per share	$0.41	$0.35	$—
Diluted and basic earnings per share	$0.46	$0.66	$—
Weighted average number of shares of common stock outstanding (basic and diluted)	9,988,419	2,623,246	—
Distributions declared per share	$0.59	$0.48	—

Corporate Capital Trust II

Statements of Changes in Net Assets

	Year Ended December 31,	Year Ended December 31,	Period from August 27, 2015 (Inception) to December 31,
	2017	2016	2015
Operations
Net investment income	$4,074,167	$908,970	$—
Net realized gains on investments and foreign currency transactions	262,510	101,070	—
Net change in unrealized appreciation on investments and foreign currency translation	300,488	732,562	—
Net increase in net assets resulting from operations	4,637,165	1,742,602	—
Distributions to shareholders from
Net investment income	(4,074,167)	(908,970)	—
Net realized gains	(262,510)	(101,070)	—
Distributions in excess of net investment income (Note 8)	(1,469,213)	(236,996)	—
Net decrease in net assets resulting from shareholders' distributions	(5,805,890)	(1,247,036)	—
Capital share transactions
Issuance of shares of common stock	59,641,200	53,933,737	202,000
Reinvestment of shareholders distributions	2,981,270	385,988	—
Net increase in net assets resulting from capital share transactions	62,622,470	54,319,725	202,000
Total increase in net assets	61,453,745	54,815,291	—
Net assets at beginning of period	55,017,291	202,000	202,000
Net assets at end of period	$116,471,036	$55,017,291	$202,000
Capital share activity
Shares issued from subscriptions	6,392,874	5,879,947	22,444
Shares issued from reinvestment of distributions	319,538	41,812	—
Net increase in shares outstanding	6,712,412	5,921,759	22,444
(Distributions in excess of) undistributed net investment income at end of year	$(373,444)	$55,521	$—

Corporate Capital Trust II

Statements of Cash Flows

	Year Ended December 31,	Year Ended December 31,	Period from August 27, 2015 (Inception) to December 31,
	2017	2016	2015
Operating Activities:
Net increase in net assets resulting from operations	$4,637,165	$1,742,602	$—
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(173,988,178)	(63,508,988)	—
(Decrease) increase in payable for investments purchased	(3,028,126)	7,248,119	—
Proceeds from sales of investments	49,623,811	6,209,475	—
Proceeds from principal payments	17,924,424	2,247,364	—
Net realized gain on investments	(256,750)	(97,695)	—
Net change in unrealized appreciation on investments	(197,585)	(737,184)	—
Net change in unrealized appreciation on derivative instruments	(96,091)	—	—
Net change in unrealized depreciation on foreign currency translation	(6,812)	4,622	—
Amortization of premium/discount, net	(823,529)	(305,755)	—
Amortization of deferred financing cost	47,796	—	—
Decrease (increase) in receivable for investments sold	1,221,855	(2,566,744)	—
Increase in principal receivable	(11,010)	(25,163)	—
Increase (decrease) in due to Advisors	524,644	(237,483)	—
Increase in interest receivable	(1,218,728)	(332,207)	—
Increase in prepaid expenses and other assets	(340,516)	(55,346)	—
Increase in accrued performance-based incentive fees	112,329	167,068	—
Increase in accrued distribution and shareholder servicing fees	40,895	54,567	—
Increase in accrued trustees' fees	3,505	1,476	—
Increase in accrued professional services	30,349	186,132	—
Increase in other accrued expenses and liabilities	182,726	321,874	—
Net cash used in operating activities	(105,617,826)	(49,683,266)	—
Financing Activities:
Proceeds from issuance of shares of common stock	59,641,200	53,933,737	202,000
Borrowings under revolving credit facility	53,000,000	—	—
Distributions paid	(3,076,374)	(609,294)	—
Deferred financing costs	(307,859)	—	—
Net cash provided by financing activities	109,256,967	53,324,443	202,000
Effect of exchange rate changes on cash	6,812
Net increase in cash	3,645,953	3,641,177	202,000
Cash, beginning of period	3,843,177	202,000	—
Cash, end of period	$7,489,130	$3,843,177	$202,000
Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid for interest	$572,964	$—	$—
Distributions reinvested	$2,981,270	$385,988	$—
Distributions payable	$—	$251,754	$—
Excise taxes paid	$6,107	$—	$—

Corporate Capital Trust II

Schedule of Investments

As of December 31, 2017

Company(a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date		No. Shares/ Principal Amount(c)	Cost(d)	Fair Value
First Lien Senior Secured Loan—80.4%
ABB CONCISE Optical Group, LLC	(1)	Retailing	L + 500	1.00%	6/15/2023		$509,718	$508,343	$510,992
Accuride Corp.	(e),(1)	Capital Goods	L + 525	1.00%	11/17/2023		2,507,509	2,478,279	2,554,525
Acosta Holdco, Inc.	(2)	Commercial & Professional Services	L + 325	1.00%	9/26/2021		2,761,380	2,514,760	2,439,224
Advantage Sales & Marketing, Inc.	(1)	Commercial & Professional Services	L + 325	1.00%	7/23/2021		616,056	589,701	602,195
Agro Merchants Global, LP	(e),(1)	Transportation	L + 375	1.00%	12/6/2024		70,270	69,919	70,973
BakerCorp International, Inc.	(1)	Capital Goods	L + 300	1.25%	2/7/2020		4,565,085	4,418,392	4,525,140
Bay Club, Co.	(2)	Consumer Services	L + 650	1.00%	8/31/2022		2,224,301	2,195,228	2,257,665
Belk, Inc.	(1)	Retailing	L + 475	1.00%	12/12/2022		4,945,417	4,429,518	4,074,826
Commercial Barge Line Co.	(2)	Transportation	L + 875	1.00%	11/12/2020		346,313	329,896	202,342
David's Bridal, Inc.	(1)	Retailing	L + 400	1.25%	10/11/2019		398,233	379,140	349,590
DigiCert, Inc.	(1)	Software & Services	L + 475	1.00%	10/31/2024		1,975,230	1,965,354	2,003,002
Distribution International, Inc.	(1)	Retailing	L + 500	1.00%	12/15/2021		7,560,368	6,557,939	6,431,076
Eacom Timber Corp. (CAN)	(f),(g),(h),(1)	Materials	L + 650	1.00%	11/30/2023		2,928,370	2,899,368	2,909,090
FleetPride Corp.	(1)	Capital Goods	L + 400	1.25%	11/19/2019		3,411,593	3,278,650	3,406,475
Foresight Energy, LLC	(g),(1)	Materials	L + 575	1.00%	3/17/2022		3,675,571	3,542,474	3,458,105
Frontline Technologies Group, LLC	(f),(1)	Software & Services	L + 650	1.00%	9/18/2023		4,524,210	4,445,968	4,447,728
Intelsat S.A. (LUX)	(g),(h),(1)	Media	L + 275	1.00%	6/30/2019		2,267,136	2,259,225	2,264,654
JC Penney Corp., Inc.	(g),(1)	Retailing	L + 425	1.00%	6/23/2023		16,059	15,945	15,060
Jo-Ann Stores, Inc.	(1)	Retailing	L + 500	1.00%	10/20/2023		3,497,275	3,467,309	3,383,614
Koosharem, LLC	(1)	Commercial & Professional Services	L + 650	1.00%	5/15/2020		2,494,817	2,291,454	2,436,601
MedAssets, Inc.	(2)	Health Care Equipment & Services	L + 450	1.00%	10/20/2022		71,353	71,803	71,621
Monitronics International, Inc.	(1)	Commercial & Professional Services	L + 550	1.00%	9/30/2022		2,027,175	1,987,212	2,013,491
NCI, Inc.	(f),(1)	Software & Services	L + 750	1.00%	8/15/2024		4,330,387	4,279,088	4,289,374
Netsmart Technologies, Inc.	(1)	Health Care Equipment & Services	L + 450	1.00%	4/19/2023		80,809	80,638	81,820
P2 Energy Solutions, Inc.	(g),(1)	Software & Services	L + 400	1.00%	10/30/2020		3,317,070	3,245,698	3,253,498
Polyconcept North America, Inc.	(2)	Consumer Durables & Apparel	L + 475	1.00%	8/16/2023		331,684	328,993	334,484
Quorum Health Corp.	(2)	Health Care Equipment & Services	L + 675	1.00%	4/29/2022		4,574,614	4,560,817	4,631,796
Revere Superior Holdings, Inc.	(f),(1)	Software & Services	L + 675	1.00%	11/21/2022		4,581,251	4,536,043	4,566,628
Revere Superior Holdings, Inc.	(f),(1)	Software & Services	L + 675	1.00%	11/21/2022		163,604	160,380	163,089
Revere Superior Holdings, Inc.	(f),(1)	Software & Services	L + 675	1.00%	11/21/2022		32,854	25,918	2,186
Savers, Inc.	(1)	Retailing	L + 375	1.25%	7/9/2019		1,073,668	1,000,386	1,012,469
Sequa Corp.	(1)	Materials	L + 500	1.00%	11/28/2021		1,545,482	1,557,118	1,558,850
SI Organization, Inc.	(1)	Capital Goods	L + 475	1.00%	11/23/2019		597,221	597,244	603,659
SIRVA Worldwide, Inc.	(1)	Commercial & Professional Services	L + 650	1.00%	11/22/2022		2,060,818	2,016,210	2,081,426
SMART Global Holdings, Inc.	(f),(g),(4)	Semiconductors & Semiconductor Equipment	P + 400	0.00%	2/9/2021		46,302	46,302	37,223
SMART Global Holdings, Inc.	(f),(g),(1)	Semiconductors & Semiconductor Equipment	L + 625	1.00%	8/9/2022		3,261,329	3,201,018	3,287,661
Staples Canada, Inc.	(f),(g),(h),(5)	Retailing	CDOR + 700	1.00%	9/12/2023	C$	5,688,847	4,608,012	4,411,712

See notes to financial statements.

Corporate Capital Trust II

Schedule of Investments

As of December 31, 2017

Company(a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)	Cost(d)	Fair Value
Sutherland Global Services, Inc.	(g),(1)	Software & Services	L + 537.5	1.00%	4/23/2021	708,952	690,565	682,366
Sutherland Global Services, Inc.	(g),(1)	Software & Services	L + 537.5	1.00%	4/23/2021	3,045,623	2,966,634	2,931,412
Talbots, Inc.	(2)	Retailing	L + 450	1.00%	3/19/2020	720,233	670,937	700,786
TruGreen, LP	(1)	Consumer Services	L + 400	1.00%	4/13/2023	1,573,315	1,588,295	1,597,906
Utility One Source, LP	(2)	Capital Goods	L + 550	1.00%	4/7/2023	3,305,281	3,287,005	3,383,781
Vertafore, Inc.	(2)	Software & Services	L + 325	1.00%	6/30/2023	139,178	138,577	140,420
Wheels Up Partners, LLC	(f),(1)	Transportation	L + 855	1.00%	10/15/2021	372,038	370,340	369,066
Wheels Up Partners, LLC	(f),(1)	Transportation	L + 855	1.00%	7/15/2022	424,062	422,127	420,688
Wheels Up Partners, LLC	(f),(1)	Transportation	L + 710	1.00%	8/1/2024	1,347,105	1,338,102	1,335,955
Wheels Up Partners, LLC	(f),(1)	Transportation	L + 710	1.00%	11/1/2024	551,461	547,007	546,925
Wheels Up Partners, LLC	(f),(1)	Transportation	L + 710	1.00%	2/1/2025	275,625	272,869	272,869
WireCo WorldGroup, Inc.	(1)	Capital Goods	L + 550	1.00%	9/29/2023	557,829	556,982	563,234
Total First Lien Senior Secured Loans							$93,789,182	$93,689,272
Second Lien Senior Secured Loan—28.6%
ABILITY Network, Inc.	(e)	Health Care Equipment & Services	L + 775	1.00%	12/12/2025	$855,800	$851,523	$860,079
Albany Molecular Research, Inc.	(2)	Pharmaceuticals, Biotechnology & Life Sciences	L + 700	1.00%	8/28/2025	913,260	908,861	900,703
Applied Systems, Inc.	(1)	Software & Services	L + 700	1.00%	9/12/2025	2,623,620	2,623,620	2,721,192
Arclin, Inc.	(1)	Materials	L + 875	1.00%	2/9/2025	424,480	420,558	430,317
BJ's Wholesale Club, Inc.	(3)	Food & Staples Retailing	L + 750	1.00%	1/27/2025	949,470	940,739	929,740
CTI Foods Holding Co., LLC	(2)	Food, Beverage & Tobacco	L + 725	1.00%	6/28/2021	222,222	207,891	173,333
Direct ChassisLink, Inc.	(e)	Transportation	L + 600	0.00%	6/15/2023	586,808	583,874	598,545
Excelitas Technologies Corp.	(e)(1)	Technology Hardware & Equipment	L + 750	1.00%	11/15/2025	811,010	802,900	819,457
FleetPride Corp.	(1)	Capital Goods	L + 800	1.25%	5/19/2020	852,944	775,123	838,017
Genoa, a QoL Healthcare Co., LLC	(2)	Health Care Equipment & Services	L + 800	1.00%	10/28/2024	352,940	353,655	359,116
Grocery Outlet, Inc.	(1)	Food & Staples Retailing	L + 825	1.00%	10/21/2022	198,393	185,937	199,200
Higginbotham Insurance Agency, Inc.	(e)(f)(4)	Insurance	L + 725	1.00%	12/19/2025	1,304,350	1,291,306	1,291,306
iParadigms Holdings, LLC	(1)	Software & Services	L + 725	1.00%	7/29/2022	183,160	179,027	179,497
Misys, Ltd. (GBR)	(g),(h),(1)	Software & Services	L + 725	1.00%	6/13/2025	2,813,780	2,825,319	2,829,256
NEP Group, Inc.	(2)	Media	L + 700	1.00%	1/23/2023	239,379	229,924	241,473
NeuStar, Inc.	(1)	Software & Services	L + 800	1.00%	8/8/2025	1,807,220	1,780,935	1,830,940
Polyconcept North America, Inc.	(f),(2)	Consumer Durables & Apparel	L + 1000	1.00%	2/16/2024	624,235	611,237	638,125
Press Ganey Holdings, Inc.	(2)	Health Care Equipment & Services	L + 650	1.00%	10/21/2024	1,597,734	1,622,297	1,620,702
Sequa Corp.	(1)	Materials	L + 900	1.00%	4/28/2022	3,467,560	3,507,526	3,515,239
SI Organization, Inc.	(1)	Capital Goods	L + 875	1.00%	5/23/2020	460,504	455,578	465,685
Sparta Systems, Inc.	(f),(1)	Software & Services	L + 825	1.00%	7/27/2025	2,437,540	2,402,220	2,381,055
SRS Distribution, Inc.	(2)	Capital Goods	L + 875	1.00%	2/24/2023	2,755,948	2,768,852	2,842,071
Sungard Public Sector, LLC	(f),(1)	Software & Services	L + 850	1.00%	1/30/2025	654,480	648,465	653,670
Transplace, Inc.	(2)	Transportation	L + 875	1.00%	10/6/2025	3,627,520	3,539,028	3,636,589
Vantage Specialty Chemicals, Inc.	(1)	Materials	L + 825	1.00%	10/26/2025	754,870	743,664	743,547
WireCo WorldGroup, Inc.	(1)	Capital Goods	L + 900	1.00%	9/30/2024	1,632,350	1,627,270	1,642,552

See notes to financial statements.

Corporate Capital Trust II

Schedule of Investments

As of December 31, 2017

Company(a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)	Cost(d)	Fair Value
Total Second Lien Senior Secured Loans							$32,887,329	$33,341,406
Other Senior Secured Debt—5.2%
Avantor, Inc.	(i)	Pharmaceuticals, Biotechnology & Life Sciences	6.00%	0.00%	10/1/2024	$776,000	$776,000	$773,090
Cleaver-Brooks Inc	(i)	Capital Goods	7.88%	0.00%	3/1/2023	1,378,000	1,378,000	1,412,450
Cornerstone Chemical, Co.	(i)	Materials	6.75%	0.00%	8/15/2024	2,682,000	2,686,363	2,678,647
DJO Finance, LLC	(i)	Health Care Equipment & Services	8.13%	0.00%	6/15/2021	452,000	429,378	422,620
Pattonair Holdings, Ltd.	(g),(i)	Capital Goods	9.00%	0.00%	11/1/2022	748,000	748,000	773,245
Total Other Senior Secured Debt							$6,017,741	$6,060,052
Total Senior Debt							$132,694,252	$133,090,730
Subordinated Debt—20.6%
Allegheny Technologies, Inc.	(g)	Materials	7.88%	0.00%	8/15/2023	$4,350,000	$4,342,745	$4,700,697
Clear Channel International BV (NLD)	(g),(h),(i)	Media	8.75%	0.00%	12/15/2020	3,779,000	3,915,052	3,901,817
ClubCorp Club Operations, Inc.	(i)	Consumer Services	8.50%	0.00%	9/15/2025	4,032,000	3,977,764	3,931,200
Datatel, Inc.	(i)	Software & Services	9.00%	0.00%	9/30/2023	102,000	107,302	107,865
Envision Healthcare Holdings	(g),(i)	Health Care Equipment & Services	5.13%	0.00%	7/1/2022	599,000	589,434	581,030
Intelsat S.A. (LUX)	(g),(h)	Media	7.25%	0.00%	10/15/2020	1,334,000	1,277,135	1,253,960
Kenan Advantage Group, Inc.	(i)	Transportation	7.88%	0.00%	7/31/2023	2,620,000	2,721,870	2,711,700
Pactiv, LLC		Materials	7.95%	0.00%	12/15/2025	849,000	937,630	961,492
Pactiv, LLC		Materials	8.38%	0.00%	4/15/2027	2,653,000	2,964,939	3,037,685
Plastipak Holdings, Inc.	(i)	Materials	6.25%	0.00%	10/15/2025	163,000	163,000	167,483
Surgery Center Holdings, Inc.	(g),(i)	Health Care Equipment & Services	6.75%	0.00%	7/1/2025	635,000	576,375	600,075
Tenet Healthcare Corp.	(g),(i)	Health Care Equipment & Services	7.00%	0.00%	8/1/2025	31,000	30,705	29,140
Triumph Group, Inc.	(g),(i)	Capital Goods	7.75%	0.00%	8/15/2025	1,360,000	1,360,000	1,443,300
Vertiv Group Corp.	(i)	Technology Hardware & Equipment	9.25%	0.00%	10/15/2024	508,000	550,526	542,290
Total Subordinated Debt							$23,514,477	$23,969,734
Equity/Other—5.9%
Misys, Ltd. (CYM), Perpetual Preferred Equity	(f),(g),(h),(j)	Software & Services	L + 1025	1.00%		2,841	$2,788,134	$2,756,496
Montgomery Credit Holdings, LP, Membership Interest	(f),(g)*	Diversified Financials				2,689,166	2,689,166	2,682,444
Polyconcept North America, Inc. Membership Units	(f)	Consumer Durables & Apparel				624	62,424	57,776
VICI Properties, Inc., Common Stock	(g)	Consumer Services				66,020	1,227,368	1,353,410
Total Equity/Other							$6,767,092	$6,850,126
TOTAL INVESTMENTS — 140.7% (k)							$162,975,821	$163,910,590
OTHER ASSETS IN EXCESS OF LIABILITIES—(40.7%)								(47,439,554)
NET ASSETS—100.0%								$116,471,036

Derivative Instrument (Note 4) — 0.1%
Foreign currency forward contract							$—	$96,091
See notes to financial statements.

Corporate Capital Trust II

Schedule of Investments

As of December 31, 2017

(a)	Security may be an obligation of one or more entities affiliated with the named company.
(b)

Non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940, as amended ("1940 Act"), unless otherwise indicated. Non-controlled/non-affiliated investments are investments that are neither controlled investments nor affiliated investments.

(c)	Denominated in U.S. dollars unless otherwise noted.
(d)	Represents amortized cost for debt securities and cost for equity investments translated to U.S. dollars.
(e)	Position or portion thereof unsettled as of December 31, 2017.
(f) (g)

Investments classified as Level 3 whereby fair value was determined by the Company's Board of Trustees (see Note 2).

The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act.  A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is   made, qualifying assets represent at least 70% of the company's total assets. As of December 31, 2017, 73.2% of the Company's total assets represented qualifying assets.

(h)	A portfolio company domiciled in a foreign country. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.
(i)

This security was acquired in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Rule 144A thereunder. This security may be resold only in transactions that are exempt from the registration requirements of the Securities Act, normally to qualified institutional buyers.

(j)	The issue of this security may elect at any time to capitalize distributions.
(k)

As of December 31, 2017, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $2,340,931; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $1,409,134; the net unrealized appreciation was $931,797; the aggregate cost of securities for Federal income tax purposes was $163,077,075.

(1)

The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at December 31, 2017 was 1.69%. The current base rate for each investment may be different from the reference rate on December 31, 2017.

(2)

The interest rate on these investments is subject to a base rate of 1-Month LIBOR, which at December 31, 2017 was 1.56%. The current base rate for each investment may be different from the reference rate on December 31, 2017.

(3)

The interest rate on these investments is subject to a base rate of 6-Month LIBOR, which at December 31, 2017 was 1.84%. The current base rate for each investment may be different from the reference rate on December 31, 2017.

(4)

The interest rate on these investments is subject to a base rate of the PRIME rate, which at December 31, 2017 was 4.5%. The current base rate for each investment may be different from the reference rate on December 31, 2017.

(5)

The interest rate on these investments is subject to a base rate of 3-Month Canadian Banker Acceptance Rate, which at December 31, 2017 was 1.54%. The current base rate for each investment may be different from the reference rate on December 31, 2017.

*	Non-income producing security.

See notes to financial statements.

Corporate Capital Trust II

Schedule of Investments

As of December 31, 2016

Company(a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)	Cost(d)	Fair Value
Senior Secured Loans - First Lien—72.1%
ABB CONCISE Optical Group, LLC	(1)	Retailing	L + 500	1.00%	6/15/2023	$514,880	$513,108	$521,959
ABILITY Network, Inc.	(1)	Health Care Equipment & Services	L + 500	1.00%	5/14/2021	202,267	198,590	203,278
Accuride Corp	(1)	Capital Goods	L + 700	1.00%	11/3/2023	788,670	765,163	772,897
BakerCorp International Inc	(1)	Capital Goods	L + 300	1.25%	2/7/2020	114,026	100,373	109,323
Bay Club, Co.	(1)	Consumer Services	L + 650	1.00%	8/24/2022	1,226,258	1,202,771	1,236,988
Belk, Inc.	(1)	Retailing	L + 475	1.00%	12/12/2022	1,229,651	1,114,290	1,064,675
Caesars Growth Properties Holdings LLC	(e)(f)(1)	Consumer Services	L + 525	1.00%	5/8/2021	534,486	535,552	539,331
Commercial Barge Line, Co.	(1)	Transportation	L + 875	1.00%	11/12/2020	556,474	527,276	526,795
CSM Bakery Products	(1)	Food, Beverage & Tobacco	L + 400	1.00%	7/3/2020	1,496,141	1,453,460	1,359,244
David's Bridal, Inc.	(1)	Retailing	L + 400	1.25%	10/11/2019	854,141	793,882	757,696
Distribution International, Inc.	(1)	Retailing	L + 500	1.00%	12/15/2021	2,154,232	1,870,577	1,863,411
FleetPride Corp.	(1)	Capital Goods	L + 400	1.25%	11/19/2019	1,544,197	1,334,388	1,467,628
Genesys Telecommunications Laboratories, Inc.	(1)	Software & Services	L + 525	0.75%	12/1/2023	1,486,000	1,463,845	1,516,188
Global Eagle Entertainment Inc	(e)(f)(3)	Media	L + 600	1.00%	12/22/2022	1,007,850	977,615	993,992
Heartland Dental Care, Inc.	(1)	Pharmaceuticals, Biotechnology & Life Sciences	L + 450	1.00%	12/21/2018	261,836	259,498	262,572
Information Resources Inc	(e)(2)	Commercial & Professional Services	L + 425	1.00%	12/20/2023	608,070	605,030	613,391
Integra Telecom Holdings, Inc.	(1)	Telecommunication Services	L + 425	1.00%	8/14/2020	1,581,949	1,585,804	1,589,068
Koosharem, LLC	(1)	Commercial & Professional Services	L + 650	1.00%	5/15/2020	2,150,648	1,905,116	1,949,025
MedAssets, Inc.	(2)	Health Care Equipment & Services	L + 550	1.00%	10/20/2022	1,564,578	1,574,521	1,588,046
Netsmart Technologies, Inc.	(1)	Health Care Equipment & Services	L + 450	1.00%	4/19/2023	81,630	81,430	82,064
NewWave Communications, Inc.	(1)	Media	L + 375	1.00%	4/30/2020	75,401	70,127	75,190
P2 Energy Solutions, Inc.	(e)(f)(1)	Software & Services	L + 400	1.00%	10/30/2020	532,707	507,403	508,069
PAE Holding Corp	(1)	Capital Goods	L + 550	1.00%	10/7/2022	2,195,480	2,194,968	2,217,435
Paradigm Acquisition Corp.	(1)	Health Care Equipment & Services	L + 500	1.00%	6/2/2022	1,492,424	1,492,424	1,485,581
Polyconcept North America, Inc.	(2)	Consumer Durables & Apparel	L + 525	1.00%	8/10/2023	335,030	331,819	339,218
RedPrairie Corp.	(2)	Software & Services	L + 350	1.00%	10/12/2023	1,000,000	1,003,681	1,012,625
Riverbed Technology, Inc.	(2)	Technology Hardware & Equipment	L + 325	1.00%	4/25/2022	34,550	34,550	34,847
Safway Group Holding, LLC	(1)	Capital Goods	L + 475	1.00%	8/21/2023	1,496,250	1,505,619	1,520,250
Savers, Inc.	(1)	Retailing	L + 375	1.25%	7/9/2019	693,117	611,151	645,032

See notes to financial statements.

Corporate Capital Trust II

Schedule of Investments

As of December 31, 2016

Company(a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)	Cost(d)	Fair Value
Sequa Corp.	(1)	Capital Goods	L + 400	1.25%	6/19/2017	1,752,773	1,554,319	1,664,696
SI Organization, Inc.	(1)	Capital Goods	L + 475	1.00%	11/23/2019	603,600	603,636	611,335
SIRVA Worldwide, Inc.	(e)(1)	Commercial & Professional Services	L + 650	1.00%	11/18/2022	2,148,550	2,094,836	2,110,950
TIBCO Software, Inc.	(2)	Software & Services	L + 550	1.00%	12/4/2020	1,416,198	1,355,664	1,424,759
TruGreen, LP	(2)	Consumer Services	L + 550	1.00%	4/13/2023	1,585,224	1,601,050	1,610,984
USIC Holdings Inc	(1)	Capital Goods	L + 375	1.00%	12/31/2023	1,054,790	1,052,172	1,065,776
Vertafore Inc	(e)(1)	Software & Services	L + 375	1.00%	6/30/2023	140,588	139,884	141,328
Vertiv, Co.	(2)	Technology Hardware & Equipment	L + 500	1.00%	11/30/2023	2,197,160	2,142,506	2,230,117
WireCo WorldGroup, Inc.	(1)	Capital Goods	L + 550	1.00%	7/21/2023	563,478	562,571	570,259
Xerox Business Services, LLC	(e)(f)(3)	Software & Services	L + 550	0.75%	12/7/2023	1,380,513	1,357,477	1,399,495
Total Senior Secured Loans - First Lien							$39,078,146	$39,685,517
Senior Secured Loans - Second Lien—19.2%
Applied Systems, Inc.	(1)	Software & Services	L + 650	1.00%	1/24/2022	$1,396,857	$1,394,216	$1,414,667
BJ's Wholesale Club Inc	(1)	Food & Staples Retailing	L + 750	1.00%	3/26/2020	2,035,800	2,048,601	2,064,210
CTI Foods Holding Co., LLC	(1)	Food, Beverage & Tobacco	L + 725	1.00%	6/28/2021	222,222	204,665	202,222
Formula One (LUX)	(e)(f)(g)(3)	Media	L + 675	1.00%	7/29/2022	422,630	421,573	426,856
Genoa, QoL Healthcare Co., LLC	(1)	Health Care Equipment & Services	L + 800	1.00%	10/28/2024	352,940	353,708	352,940
Grocery Outlet, Inc.	(1)	Food & Staples Retailing	L + 825	1.00%	10/21/2022	198,393	184,154	198,951
iParadigms Holdings, LLC	(1)	Software & Services	L + 725	1.00%	7/29/2022	189,244	184,279	182,620
Misys, Ltd. (GBR)	(f)(h)(g)	Software & Services	12.00%		6/12/2019	54,320	57,241	57,794
NEP Group, Inc.	(1)	Media	L + 875	1.25%	7/22/2020	215,054	202,787	217,204
NewWave Communications, Inc.	(1)	Media	L + 800	1.00%	10/30/2020	206,718	202,226	201,292
Polyconcept North America, Inc.	(2)(i)	Consumer Durables & Apparel	L + 1000	1.00%	12/31/2023	624,235	609,336	615,616
Press Ganey Holdings, Inc.	(2)	Health Care Equipment & Services	L + 725	1.00%	10/21/2024	2,024,940	2,053,581	2,065,439
SI Organization, Inc.	(1)	Capital Goods	L + 875	1.00%	5/23/2020	460,504	453,937	465,494
SRS Distribution, Inc.	(1)	Capital Goods	L + 875	1.00%	2/24/2023	444,840	436,419	459,716
WireCo WorldGroup, Inc.	(3)(e)	Capital Goods	L + 950	1.00%	7/12/2024	1,632,350	1,626,765	1,646,633
Total Senior Secured Loans - Second Lien							$10,433,488	$10,571,654
Total Senior Debt							$49,511,634	$50,257,171
Subordinated Debt—10.7%
Allegheny Technologies Inc	(f)	Materials	7.88%		8/15/2023	$2,339,000	$2,278,936	$2,292,220
Dynegy Inc	(f)	Utilities	6.75%		11/1/2019	978,000	988,195	995,115
JC Penney Corp., Inc.	(f)	Retailing	8.13%		10/1/2019	1,383,000	1,497,869	1,493,640
Netflix, Inc.	(f)	Retailing	5.88%		2/15/2025	1,017,000	1,116,541	1,097,089
Total Subordinated Debt							$5,881,541	$5,878,064

See notes to financial statements.

Corporate Capital Trust II

Schedule of Investments

As of December 31, 2016

Company(a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)	Cost(d)	Fair Value
Equity—0.1%
Polyconcept North America Holdings, Inc., Common Stock	(i)	Consumer Durables & Apparel				624	$62,424	$57,548
Total Equity							62,424	57,548
TOTAL INVESTMENTS — 102.1%(h)							$55,455,599	$56,192,783
OTHER ASSETS IN EXCESS OF LIABILITIES —(2.1%)								(1,175,492)
NET ASSETS—100.0%								$55,017,291

(a)	Security may be an obligation of one or more entities affiliated with the named company.
(b)

Non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940, as amended ("1940 Act"), unless otherwise indicated. Non-controlled/non-affiliated investments are investments that are neither controlled investments nor affiliated investments.

(c)	Denominated in U.S. dollars unless otherwise noted.
(d)	Represents amortized cost for debt securities and cost for equity investments translated to U.S. dollars.
(e)	Position or portion thereof unsettled as of December 31, 2017.
(f)

The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act.  A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company's total assets. The Company calculates its compliance with the qualifying assets test on a "look through" basis by disregarding the value of the Company's total return swaps and treating each loan underlying the total return swaps as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company.  On this basis, 83.9% of the Company's total assets represented qualifying assets as of December 31, 2016.

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

(i)	Investments classified as Level 3 whereby fair value was determined by the Company's Board of Trustees (see Note 2).
(1)

The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at December 31, 2016 was 1.00%. The current base rate for each investment may be different from the reference rate on December 31, 2017.

(2)

The interest rate on these investments is subject to a base rate of 1-Month LIBOR, which at December 31, 2016 was 0.77%. The current base rate for each investment may be different from the reference rate on December 31, 2017.

(3)

The interest rate on these investments is subject to a base rate of 6-Month LIBOR, which at December 31, 2016 was 1.32%. The current base rate for each investment may be different from the reference rate on December 31, 2017.

Abbreviations:

CAD – Canadian Dollar; local currency investment amount is denominated in Canadian Dollar. C$1 / U.S. $0.80 as of December 31, 2017.

CAN - Canada

GBR - United Kingdom

LUX - Luxembourg

NLD - Netherlands

L = LIBOR - London Interbank Offered Rate, typically 3-Month

P = PRIME - U.S. Prime Rate

CDOR = Canadian Banker Acceptance Rate

See notes to financial statements.

CORPORATE CAPITAL TRUST II

Notes to Financial Statements

1.	Principal Business and Organization

Corporate Capital Trust II (the “Company”) was formed as a Delaware statutory trust on August 12, 2014. The Company is a non-diversified closed-end management investment company and has elected to be regulated as a business development company under the Investment Company Act of 1940 (the "1940 Act"). The Company’s investment objective is to provide its shareholders with current income and, to a lesser extent, long-term capital appreciation, by investing primarily in the debt of privately owned U.S. companies with a focus on originated transactions sourced through the networks of its advisors. The Company has elected to be taxed as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”) and operate in a manner so as to qualify for the tax treatment applicable to RICs.

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

In December 2017, the Company’s board of trustees approved the investment co-advisory agreements and the investment advisory agreements to be entered into between the Company, KKR and an affiliate of FS Investments setting forth the Company’s proposed new advisory structure.  In January 2018, the Company filed a definitive proxy statement soliciting shareholder approval of certain co-advisory agreements and the joint advisor investment advisory agreement, each of which would replace the current Investment Advisory Agreement.

In January 2018, the Company suspended its Offering to new investors.  See Note 9. “Share Transactions” and Note 15. “Subsequent Events” for additional information regarding the Offering.

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

In certain cases, the inputs used to measure fair value may fall within different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Depending on the relative liquidity in the markets for certain investments, the Company may transfer assets to Level 3 if it determines that observable quoted prices, obtained directly or indirectly, are not available or reliable. Investments are transferred at fair value as of the beginning of the month in which they are transferred.  The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and the consideration of factors specific to the investment.

Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to the Company's portfolio investments for which market quotations are not readily available, the Company’s board of trustees is responsible for determining in good faith the fair value of the Company's portfolio investments in accordance with the valuation policy and procedures approved by the board of trustees, based on, among other things, the input of the Company’s Advisors and management, its audit committee, and independent third-party valuation firms.

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

Senior Debt and Subordinated Debt: Senior debt and subordinated debt investments are initially valued at transaction price and are subsequently valued using (i) market data for similar instruments (e.g., recent transactions or indicative broker quotes), (ii) comparisons to benchmarks, derivatives, or indices or (iii) valuation models. Valuation models are generally based on yield analysis and discounted cash flow techniques, where the key inputs are based on relative value analyses and the assignment of risk-adjusted discounted rates, based on the analysis of similar instruments from similar issuers. In addition, an illiquidity discount is applied where appropriate.

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

Security Transactions, Realized/Unrealized Gains or Losses, and Income Recognition – Investment transactions are recorded on the trade date. The Company measures realized gains or losses from the sale of investments using the specific identification method.  Realized gains or losses are measured by the difference between the net proceeds from the sale and the amortized cost basis of the investment without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. Unrealized gains or losses primarily reflect the change in investment values, including the reversal of previously recorded unrealized gains or losses when gains or losses are realized. The amortized cost basis of investments includes (i) the original cost and (ii) adjustments for the accretion/amortization of market discounts and premiums, and original issue discount and loan origination fees. The Company reports changes in fair value of investments as a component of net change in unrealized appreciation (depreciation) on investments in the statements of operations.

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

Dividend Income – Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent such amounts are payable by the portfolio company and are expected to be collected. Dividend income on the common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from a limited liability company (“LLC”) and limited partnership (“LP”) investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated earnings in the LLC and LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

Derivative Instruments – The Company’s derivative instruments consists of a foreign currency contract. The Company recognized all derivative instruments as assets or liabilities at fair value in its financial statements. Derivative contracts entered into by the Company are not designated as hedging instruments, and as a result, the Company presents changes in fair value through net change in unrealized appreciation (depreciation) on derivative instruments in the statements of operations. Realized gains and losses that occur upon the cash settlement of the derivative instruments are included in net realized gains (losses) on derivative instruments in the statements of operations.

Paid In Capital – The Company records the proceeds from the sale of its common stock on a net basis to (i) capital stock and (ii) paid-in capital in excess of par value, excluding up-front selling commissions and dealer manager fees.

Deferred Financing Costs – Financing costs, including upfront fees, commitment fees and legal fees related to the Company’s credit facility are deferred and amortized over the life of the related financing instrument using the straight-line method. The amortization of deferred financing costs is included in interest expense in the statements of operations.

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

Management Fees – The Company incurs a base management fee (recorded as investment advisory fees) and performance-based incentive fees, including (i) a subordinated incentive fee on income and (ii) an incentive fee on capital gains, due to its Advisors pursuant to an investment advisory agreement described in Note 6. “Related Party Transactions.”  The two components of performance-based incentive fees are combined and expensed in the statements of operations and accrued as accrued performance-based incentive fees in the statements of assets and liabilities. Pursuant to the terms of the investment advisory agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement) based on the Company’s realized capital gains on a cumulative basis from inception, net of all realized capital losses on a cumulative basis and unrealized depreciation at year end, less the aggregate amount of any previously paid capital gains incentive fees.  Although the terms of the investment advisory agreement do not provide for the inclusion of unrealized gains in the calculation of the incentive fee on capital gains, pursuant to relevant authoritative guidance for investment companies, the Company includes unrealized gains in the calculation of the incentive fee on capital gains expense and related accrued incentive fee on capital gains. This accrual reflects the incentive fees that would be payable to the Advisors if the Company’s entire portfolio was liquidated at its fair value as of the balance sheet date even though the Advisors are not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

Organization and Offering Expenses – Organization expenses are expensed on the Company’s statement of operations. Offering expenses will be capitalized on the Company’s statement of assets and liabilities as deferred offering expenses and expensed to the Company’s statements of operations over a 12-month period, noting, however, the deferral period will not exceed 12 months from the date the Advisors incurred the offering expenses.

Earnings per Share – Earnings per share is calculated based upon the weighted average number of shares of common stock outstanding during the reporting period.

Distributions – Weekly distributions are generally declared from time to time by the Company’s board of trustees and recognized as a liability on the applicable record date. Distributions are paid monthly. The Company has adopted a distribution reinvestment plan that provides for reinvestment of distributions on behalf of shareholders. Shareholders who have elected to participate in the distribution reinvestment plan will have their cash distribution automatically reinvested in additional shares of common stock at a price per share equivalent to the then current public offering price, net of up-front selling commissions and dealer manager fees.

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

Permanent book and tax basis differences are reclassified among the Company's capital accounts, as appropriate on an annual basis. Additionally, the tax character and amount of distributions is determined in accordance with the Code which differs from GAAP.

Reclassifications – Certain prior period amounts in the financial statements have been reclassified to conform to the current period presentation with no effect on previously reported net assets.

Recent Accounting Pronouncements – In May 2014, the FASB issued ASU No 2014-09, “Revenue from Contracts with Customers (Topic 606).” The guidance in this ASU supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605).” Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU No. 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations,” which clarifies the guidance in ASU-No. 2014-09 and has the same effective date as the original standard. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” an update on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, he FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” which included amendments for enhanced clarification of the guidance. In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Revenue from Contracts with Customers (Topic 606),” the amendments in this update are of a similar nature to the items typically addressed in the technical corrections and improvements project. Additionally, in February 2017, the FASB issued ASU No. 2017-05, “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (subtopic 610-20) Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets,” an update clarifying that a financial asset is within the scope of Subtopic 610-20 if it is deemed an “in-substance non-financial asset.” The Company has evaluated the impact of ASU Nos 2014-09, 2016-08, -2016-10, 2016-12, and 2016-20 and 2017-05 (the “ASUs”), and does not expect the ASUs to have a material impact on the Company’s statements of operations.

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

As of December 31, 2017 and 2016, the Company’s investment portfolio consisted of the following:

	As of December 31, 2017
Asset Category	Cost (1)	Fair Value	Percentage of Investment Portfolio	Percentage of Net Assets
Senior debt
Senior secured loans - first lien	$93,789,182	$93,689,272	57.2%	80.4%
Senior secured loans - second lien	32,887,329	33,341,406	20.3	28.6
Other senior secured debt	6,017,741	6,060,052	3.7	5.2
Total senior debt	$132,694,252	$133,090,730	81.2	114.2
Subordinated debt	23,514,477	23,969,734	14.6	20.6
Equity/Other	6,767,092	6,850,126	4.2	5.9
Total investments	$162,975,821	$163,910,590	100.0%	140.7%

	As of December 31, 2016
Asset Category	Cost (1)	Fair Value	Percentage of Investment Portfolio	Percentage of Net Assets
Senior debt
Senior secured loans - first lien	$39,078,146	$39,685,517	70.6%	72.1%
Senior secured loans - second lien	10,433,488	10,571,654	18.8	19.2
Total senior debt	49,511,634	50,257,171	89.4	91.3
Subordinated debt	5,881,541	5,878,064	10.5	10.7
Equity	62,424	57,548	0.1	0.1
Total investments	$55,455,599	$56,192,783	100.0%	102.1%

(1)	Represents amortized cost for debt securities and cost for equity investments translated to U.S. dollars.

As of December 31, 2017 and 2016, none of the Company’s debt investments were on nonaccrual status.

The industry composition and geographic dispersion of the Company's investment portfolio as a percentage of total fair value of the Company’s investments as of December 31, 2017 and 2016 were as follows:

	As of December 31,
Industry Composition	2017	2016
Software & Services	21.9%	13.6%
Capital Goods	14.9	22.5
Materials	14.8	4.1
Retailing	12.7	13.2
Transportation	6.2	0.9
Commercial & Professional Services	5.9	8.3
Health Care Equipment & Services	5.7	10.3
Consumer Services	5.6	6.0
Media	4.7	3.4
Semiconductors & Semiconductor Equipment	2.0	—
Diversified Financials	1.6	—
Pharmaceuticals, Biotechnology & Life Sciences	1.0	0.5
Technology Hardware & Equipment	0.8	4.0
Insurance	0.8	—
Food & Staples Retailing	0.7	4.0
Consumer Durables & Apparel	0.6	1.8
Food, Beverage & Tobacco	0.1	2.8
Telecommunication Services	—	2.8
Utilities	—	1.8
Total	100.0%	100.0%

	As of December 31,
Geographic Dispersion(1)	2017	2016
United States	87.6%	99.1%
Canada	4.5	—
Netherlands	2.4	—
Luxembourg	2.1	0.8
United Kingdom	1.7	0.1
Cayman Islands	1.7	—
Total	100.0%	100.0%

(1)	The geographic dispersion is determined by the portfolio company’s country of domicile or the jurisdiction of the security’s issuer.

All portfolio companies held at December 31, 2017 were denominated in U.S. dollars except for one portfolio company which was denominated in Canadian dollars and represented 2.7% of the investment portfolio.  All portfolio companies held at December 31, 2016 were denominated in U.S. dollars.

4.	Derivative Instruments

The following is a summary of the fair value and location of the Company’s derivative instruments in the statements of assets and liabilities held as of December 31, 2017 and 2016:

		Fair Value
Derivative Instrument	Statement Location	December 31, 2017
Foreign currency forward contracts	Unrealized appreciation on foreign currency forward contracts	$96,091
Total		$96,091

The Company did not have any derivative instruments as of December 31, 2016.

Net unrealized gains and losses on derivative instruments recorded by the Company for the year ended December 31, 2017 are in the following locations in the statements of operations:

		Net Unrealized Gains (Losses)
Derivative Instrument	Statement Location	Year Ended December 31, 2017
Foreign currency forward contracts	Net change in unrealized appreciation on foreign currency forward contracts	$96,091
Total		$96,091

There were no unrealized gains and losses on derivative instruments for the year ended December 31, 2016.

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

The Company entered into one foreign currency forward contract during the period which related to economic hedging of the Company’s foreign currency denominated debt investments. As of December 31, 2017, the Company’s open foreign currency forward contract was as follows:

Foreign Currency Forward Contract
Foreign Currency	Settlement Date	Counterparty	Notional Amount and Transaction		US $ Value at Settlement Date	US $ Value at December 31, 2017	Unrealized Appreciation Net Assets
CAD	Oct 10, 2019	JP Morgan Chase Bank	C$	5,690,000 Sold	$4,642,061	$4,545,970	$96,091
Total					$4,642,061	$4,545,970	$96,091

The table below displays the Company’s foreign currency denominated debt investment and foreign currency forward contract as of December 31, 2017.

	Debt Investments Denominated in Foreign Currencies as of December 31, 2017				Hedges as of December 31, 2017
	Par Value in Local Currency		Par Value in U.S. Dollars	Fair Value	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Canadian Dollars	C$	5,688,847	$4,608,012	$4,411,712	C$	5,690,000	$4,545,970
Total			$4,608,012	$4,411,712			$4,545,970

The Company did not have any foreign currency denominated debt investments or foreign currency forward contracts as of December 31, 2016.

5.	Fair Value of Financial Instruments

The Company’s investments were categorized in the fair value hierarchy described in Note 2. “Significant Accounting Policies”, as follows as of December 31, 2017 and 2016:

	December 31, 2017
Description	Level 1	Level 2	Level 3	Total
Senior debt	$—	$101,066,380	$32,024,350	$133,090,730
Subordinated debt	—	23,969,734	—	23,969,734
Equity/Other	1,353,410	—	5,496,716	6,850,126
Total investments	$1,353,410	$125,036,114	$37,521,066	$163,910,590

	December 31, 2016
Description	Level 1	Level 2	Level 3	Total
Senior debt	$—	$49,641,555	$615,616	$50,257,171
Subordinated debt	—	5,878,064	—	5,878,064
Equity/Other	—	—	57,548	57,548
Total investments	$—	$55,519,619	$673,164	$56,192,783

In addition, the Company had one derivative with a fair value of $96,091, as described in Note 4 “Derivative Instruments,” which was categorized as Level 2 in the fair value hierarchy as of December 31, 2017.

There were no transfers between Level 1 and Level 2 during the years ended December 31, 2017 and 2016. The carrying value of cash is classified as Level 1 with respect to the fair value hierarchy. At December 31, 2017, the Company held 21 distinct investment positions classified as Level 3, representing an aggregate fair value of $37.5 million or 22.9% of the total investment portfolio. At December 31, 2016, the Company held two distinct investment positions classified as Level 3, representing an aggregate fair value of $673,164 or 1.2% of the total investment portfolio. The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of December 31, 2017 and 2016 were as follows:

As of December 31, 2017
Asset Group	Fair Value (1)	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (2)	Impact to Valuation from an Increase in Input (3)
Senior Debt	$32,024,350	Discounted Cash Flow	Discount Rate	7.52% - 12.32% (9.87%)	Decrease
Equity/Other	5,438,940	Discounted Cash Flow	Discount Rate	13.81% - 17.79% (15.77%)	Decrease
	57,776	Discounted Cash Flow	Discount Rate	11.02% (11.02%)	Decrease
		Market Comparables	EBITDA Multiple	9.26x - 10.32x (9.79x)	Increase
			Illiquidity Discount	10.00% (10.00%)	Decrease
Total	$37,521,066

As of December 31, 2016
Asset Group	Fair Value (1)	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (2)	Impact to Valuation from an Increase in Input (3)
Senior Debt	$615,616	Discounted	Discount Rate	12.95% (12.95%)	Decrease
		Cash Flow	EBITDA Multiple	8.58x (8.58x)	Increase
Equity	57,548	Waterfall	Illiquidity Discount	10.00% (10.00%)	Decrease
			EBITDA Multiple	8.58x (8.58x)	Increase
Total	$673,164

(1)	Certain investments may be valued at cost for a period of time after an acquisition as the best indicator of fair value.
(2)	Weighted average amounts are based on the estimated fair values.

(3)

This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

The preceding tables represent the significant unobservable inputs as they relate to the Company’s determination of fair values for the majority of its investments categorized within Level 3 as of December 31, 2017 and 2016. In addition to the techniques and inputs noted in the table above, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the fair value estimates for the Company’s investments. Any significant increases or decreases in the unobservable inputs would result in significant increases or decreases in the fair value of the Company’s investments.

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

The following tables provide reconciliations for the years ended December 31, 2017 and 2016 of investments for which Level 3 inputs were used in determining fair value:

	Year Ended December 31, 2017
	Senior	Subordinated
	Debt	Debt	Equity/Other	Total
Fair value balance as of January 1, 2017	$615,616	$—	$57,548	$673,164
Additions (1)	33,448,497	—	5,700,861	39,149,358
Net realized gains (losses) (2)	2,119	—	—	2,119
Net change in unrealized appreciation (depreciation) (3)	(87,705)	—	(38,132)	(125,837)
Sales or repayments (4)	(1,979,466)	—	(223,561)	(2,203,027)
Net discount accretion	25,289	—	—	25,289
Fair value balance as of December 31, 2017	$32,024,350	$—	$5,496,716	$37,521,066
Change in net unrealized appreciation (depreciation) in investments still held as of December 31, 2017(2)	$(87,705)	$—	$(38,132)	$(125,837)

	Year Ended December 31, 2016
	Senior	Subordinated
	Debt	Debt	Equity	Total
Fair value balance as of January 1, 2016	$—	$—	$—	$—
Additions (1)	608,629	—	62,424	671,053
Net change in unrealized appreciation (depreciation) (2)	6,280	—	(4,876)	1,404
Net discount accretion	707	—	—	707
Fair value balance as of December 31, 2016	$615,616	$—	$57,548	$673,164
Change in net unrealized appreciation (depreciation) in investments still held as of December 31, 2016(2)	$6,280	$—	$(4,876)	$1,404

(1)	Includes increases in the cost basis of investments resulting from new and add-on portfolio investments.

(2)	Included in net realized gain (loss) in the statements of operations.
(3)	Included in net change in unrealized appreciation (depreciation) in the statements of operations.
(4)	Includes principal payments/paydowns on debt investments and proceeds from sales of investments.

No securities were transferred into or out of the Level 3 hierarchy during the years ended December 31, 2017 and 2016. All realized and unrealized gains and losses are included in earnings and are reported as separate line items within the Company’s statement of operations.

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

As of December 31, 2017 and 2016, the Advisors owned 4% and 9%, respectively of the Company’s outstanding shares. CNL is an affiliate of CNL Financial Group, Inc. (“CFG”).  All of the Company’s executive officers also serve as executive officers of CNL and other CFG affiliates.

The Advisors received distributions of $325,130 and $268,956 from the Company for the years ended December 31, 2017 and 2016, respectively.

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

On March 16, 2017, the board of trustees approved an amended and restated managing dealer agreement (the “Managing Dealer Agreement”) between the Company and the Managing Dealer and approved an amended and restated distribution and shareholder servicing plan for the Company (the “Distribution and Shareholder Servicing Plan”). The new Managing Dealer Agreement and the Distribution and Shareholder Servicing Plan became effective on April 28, 2017, when the post-effective amendment to the Company’s registration statement on Form N-2 (File No. 333-199018) describing the new Managing Dealer Agreement and the Distribution and Shareholder Servicing Plan was declared effective by the SEC. The new Managing Dealer Agreement and the Distribution and Shareholder Servicing Plan lowers the ongoing distribution and shareholder servicing fee paid to the Managing Dealer from an annualized rate of 1.25% to an annualized rate of 1.00% of the Company’s net asset value per share. In addition, under the new Managing Dealer Agreement, the Company will cease paying the ongoing distribution and shareholder servicing fee when the total underwriting compensation paid from the upfront-selling commissions, upfront dealer manager fees, and ongoing distribution and shareholder servicing fees attributable to the Company’s shares equals 8.5% of the aggregate gross offering proceeds from shares sold in the offering, excluding shares issued through the distribution reinvestment plan. The new Managing Dealer Agreement also removed the contingent deferred sales charge upon redemption of Company shares.

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

A subordinated incentive fee on income is payable to the Advisors each calendar quarter if the Company’s pre-incentive fee net investment fee income (as defined in the Investment Advisory Agreement and approved by the Company’s board of trustees) exceeds the 1.75% quarterly preference return to the Company’s shareholders (the ratio of pre-incentive fee net investment income divided by average adjusted capital).  The Company did not incur any subordinated incentive fee on income during the years ended December 31, 2017 and 2016.

The annual incentive fees on capital gains recorded for GAAP purposes are equal to (i) 20% of the Company’s realized and unrealized capital gains on a cumulative basis since inception, net of all realized capital losses and unrealized depreciation on a cumulative basis from inception, less (ii) the aggregate amount of any previously paid incentive fees on capital gains. For financial reporting purposes, in accordance with GAAP, the Company includes unrealized appreciation on the investment portfolio in the calculation of incentive fees on capital gains; however, such amounts are not payable by the Company unless and until the net unrealized appreciation is actually realized. The actual amount of incentive fees on capital gains that are due and payable to the Advisors is determined at the end of the calendar year. The Company accrued approximately $0.3 million for incentive fees on capital gains as of December 31, 2017.

Under the terms of the Investment Advisory Agreement CNL (and indirectly KKR) is entitled to receive up to 1.5% of gross offering proceeds as reimbursement for organization and offering expenses incurred by the Advisors on behalf of the Company. The Advisors have incurred organization and offering costs of approximately $5.4 million as of December 31, 2017. The Advisors waived the reimbursement of organization and offering expenses in connection with the Company’s gross capital raise received from the Offering from March 1, 2016 (when the Company satisfied the minimum offering requirement) through April 30, 2017 (the “O&O Reimbursement Waiver”). The O&O Reimbursement Waiver did not reduce the amount of organization and offering expenses incurred by the Advisors that are eligible for reimbursement in future periods based on subsequent gross capital raised by the Company after April 30, 2017. Gross capital raised by the Company after April 30, 2017 is subject to the maximum organization and offering cost reimbursement of 1.5%. The Advisors were entitled to reimbursement of approximately $0.4 million of organization and offering costs for the gross capital raised for the period May 1, 2017 through December 31, 2017 of which approximately $0.3 million had been reimbursed to the Advisors as of December 31, 2017. Organization and offering costs subject to reimbursement will expire three years from the latter of (1) commencement of operations or (2) the date such costs were incurred. Although the Company’s board of trustees could determine to reinstate the Company’s Offering, generally, the organizational and offering costs incurred in excess of the 1.5% limitation will remain the responsibility of the Advisors following the suspension of the Company’s Offering.

Organization and offering expenses eligible for reimbursement by the Advisors will expire as follows:

Quarter Ended
March 31, 2019	$2.1 million
June 30, 2019	0.7 million
September 30, 2019	0.5 million
December 31, 2019	0.5 million
March 31, 2020	0.3 million
June 30, 2020	0.4 million
September 30, 2020	0.3 million
December 31, 2020	0.2 million
$5.0 million

In addition, under the terms of the Investment Advisory Agreement, the Advisors are entitled to reimbursement of certain expenses incurred on behalf of the Company including expenses incurred in connection with its investment operations and investment transactions.

The Company is a party to an administrative services agreement with CNL, under which CNL performs, or oversees the performance of, various administrative services on behalf of the Company. Administrative services include investor services, general ledger accounting, fund accounting, maintaining required financial records, calculating the Company's net asset value, filing tax returns, preparing and filing SEC reports, preparing, printing, and disseminating shareholder reports and generally overseeing the payment of the Company's expenses and the performance of administrative and professional services rendered to the Company by others. The Company reimburses CNL for administrative expenses it incurs in performing its obligations.

The Company is a party to an Expense Support and Conditional Reimbursement Agreement, as amended (the “Expense Support Agreement”) with the Advisors pursuant to which the Advisors jointly and severally agree to pay to the Company some or all of its operating expenses (an “Expense Support Payment”) for each month during the Expense Support Payment Period (as defined below) in which the Company’s board of trustees declares a distribution to its shareholders. Expense Support Payments are made in accordance with the terms of the Expense Support Agreement. The “Expense Support Payment Period” commenced on March 1, 2016 and ends on December 31, 2017. The Advisors are entitled to be reimbursed promptly by the Company (a “Reimbursement Payment”) for Expense Support Payments made with respect to any class of common stock, subject to the limitation that no Reimbursement Payment may be made by the Company to the extent that it would cause the Company’s Other Operating Expenses (as defined in the Expense Support Agreement) for such class of common stock to exceed the lesser of (A) 1.75% of average net assets attributable to common shares on an annualized basis after taking such payment into account and (B) the percentage of the Company’s average net assets attributable to shares of such class of common stock represented by Other Operating Expenses (as defined in the Expense Support Agreement) during the period in which such Expense Support Payment from the Advisors was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an Expense Support Payment from the Advisors made during the same period). Notwithstanding anything to the contrary in the Expense Support Agreement, no Reimbursement Payment shall be made with respect to any class of common stock if the effective rate of distributions per share on such class of common stock declared by the Company at the time of such Reimbursement Payment is less than the effective rate of distributions per share on such class of common stock at the time the Expense Support Payment was made to which such Reimbursement Payment relates. For this purpose, “effective rate of distributions per share” means actual declared distribution rate per share exclusive of return of capital, if any. The Company’s obligation to reimburse each Expense Support Payment terminates three years from the date on which such Expense Support Payment was paid or waived by the Advisors.

Related party fees and expenses incurred on behalf of the Company during the years ended December 31, 2017 and 2016 are summarized below:

Related Party	Source Agreement & Description	Year Ended December 31, 2017	Year Ended December 31, 2016
CNL Securities Corp.	Managing Dealer Agreement: Up-front selling commissions and dealer manager fees	$2,928,628	$2,405,257
	Distribution and shareholder servicing fees	964,068	250,842
CNL and KKR	Investment Advisory Agreement: Base management fees (investment advisory fees)(1)	2,346,180	512,289
	Incentive fee on capital gains (3)	112,329	167,068
	Organization and offering reimbursement	413,125	—
	Expense Support Provided	(2,643,937)	(2,195,791)
KKR	Investment Sub-Advisory Agreement: Investment expenses reimbursement(1)(2)	51,851	8,129
CNL	Administrative Services Agreement: Administrative and compliance services(1)	635,965	267,502

(1)	Expenses subject to Expense Support.
(2)

Includes reimbursement of fees related to transactional expenses for prospective investments, including fees and expenses associated with performing the due diligence reviews of investments that do not close, often referred to as “broken deal” costs. Broken deal costs were approximately $20,969 and $6,710 for the years ended December 31, 2017 and 2016, respectively.

(3)

Incentive fees on capital gains are included in performance-based incentive fees in the statements of operations. The following table provides additional details for the incentive fee on capital gains for the years ended December 31, 2017 and 2016.

Incentive fee on Capital Gains	Year Ended December 31, 2017	Year Ended December 31, 2016
Accrued incentive fee as of beginning of year	$167,068	$—
Incentive fee on capital gains during year ended December 31,	112,329	167,068
Less: Incentive fee on capital gains paid to the Advisors during year ended December 31,	—	—
Accrued incentive fee as of December 31,	279,397	167,068
Less: Accrued incentive fee on capital gains attributable to unrealized gains as of December 31,	(279,397)	(167,068)
Incentive fee on capital gains earned by and payable to the Advisors as of December 31,	$—	$—

As of December 31, 2017, the amount of Expense Support Payments provided by the Advisors since inception is approximately $4.8 million. Management believes that reimbursement payments by the Company to the Advisor were not probable under the terms of the Expense Support Agreements as of December 31, 2017.

The following table reflects the Expense Support Payments that may become subject to reimbursement:

For the quarter ended	Amount of Expense Support Payment	Effective Rate of Distributions Per Share (1)	Quarter by which Reimbursement Eligibility Expires	Lesser of Other Operating Expenses Ratio or 1.75% (2)
March 31, 2016	$204,420	6.0%	March 31, 2019	1.75%
June 30, 2016	639,585	5.9%	June 30, 2019	1.75%
September 30, 2016	603,584	5.9%	September 30, 2019	1.75%
December 31, 2016	748,202	6.0%	December 31, 2019	1.75%
March 31, 2017	657,974	6.0%	March 31, 2020	1.75%
June 30, 2017	602,424	6.0%	June 30, 2020	1.75%
September 30, 2017	606,252	6.0%	September 30, 2020	1.75%
December 31, 2017	777,287	6.0%	December 31, 2020	1.75%
	$4,839,728

(1)

The effective rate of distributions per share is expressed as a percentage equal to the projected annualized distribution amount as of the end of the applicable period (which is calculated by annualizing the regular weekly cash distribution per share as of such date without compounding), divided by the Company’s public offering price per share as of such date.

(2)	Represents the lesser of Other Operating Expenses as defined in the Expense Support Agreement or 1.75% of average net assets on an annualized basis.

The following table presents amounts due (to) from Advisors as of December 31, 2017 and 2016:

	2017	2016
Due from the Advisors:
Expense support	$491,992	$511,913
Total due from Advisors	491,992	511,913

Due to the Advisors:
Base management fees (investment advisory fees)	556,378	237,794
Operating expense reimbursement	145,763	36,636
Offering expense reimbursement	77,012	—
Total due to Advisors	779,153	274,430

Net due (to) from Advisors	$(287,161)	$237,483

Indemnification - The Investment Advisory Agreement and the Sub-Advisory Agreement contain certain indemnification provisions in favor of the Advisors, their directors, officers, associated persons, and their affiliates. The managing dealer agreement contains certain indemnification provisions in favor of the managing dealer and each participating broker and their respective officers, directors, partners, employees, associated persons, agents and control persons. In addition, the Company’s declaration of trust contains certain indemnification provisions in favor of the Company’s officers, trustees, agents, and certain other persons. As of December 31, 2017, management believed that the risk of incurring any losses for such indemnification was remote.

7.	Fee Income

Fee income, which is nonrecurring, consisted of the following:

Fee Income	Year Ended December 31, 2017	Year Ended December 31, 2016
Capital structuring fees	$423,648	$—
Commitment fees	—	4,100
Amendment fees	42,052	1,549
Consent fees	68,792	269
Other	—	460
	$534,492	$6,378

8.	Distributions

The Company's board of trustees declared distributions of $0.011250 per share for 52 weekly record dates beginning on January 3, 2017 through and including December 26, 2017. Distributions were paid on January 4, 2017, February 1, 2017, March 1, 2017, March 29, 2017, April 26, 2017, May 31, 2017, June 28, 2017, July 26, 2017, August 30, 2017, September 27, 2017, November 1, 2017, November 29, 2017 and December 27, 2017.

The total and the sources of declared distributions on a GAAP basis for the years ended December 31, 2017 and 2016 are presented in the tables below.

	Year Ended December 31,			Year Ended December 31,
	2017			2016
	Per Share	Amount	Allocation	Per Share	Amount	Allocation
Total Declared Distributions	$0.59	$5,805,890	100.0%	$0.48	$1,247,036	100.0%
From net investment income	0.41	4,074,167	70.2%	0.35	908,970	72.9%
From net realized gains	0.03	262,510	4.5%	0.04	101,070	8.1%
Distributions in excess of net investment income	$0.15	$1,469,213	25.3%	$0.09	$236,996	19.0%

Net investment income includes Expense Support Payments of $2,643,937 and $2,195,791 which supported distributions of $5,805,890 and $1,247,036 during the years ended December 31, 2017 and 2016, respectively. Sources of distributions, other than net investment income and realized gains on a GAAP basis, include (i) the ordinary income component of prior year tax basis undistributed earnings and (ii) required adjustments to GAAP net investment income and realized gains in the current period to determine taxable income available for distributions. The following table summarizes the primary sources of differences between (i) GAAP net investment income and realized gains and (ii) taxable income available for distributions that contribute to tax-related distributions in excess of net investment income for the years ended December 31, 2017 and 2016.

Year Ended December 31,	2017	2016
Ordinary income component of tax basis undistributed earnings	$222,877	$—
Distribution and shareholder servicing fees	964,068	250,842
Unearned performance-based incentive fees on unrealized gains	112,329	167,068
Marked-to-market foreign currency forward contracts	96,091	—
Nondeductible excise tax expense	16,500	6,107
Organization and offering expense	406,078	—
Other book tax differences	(31,410)	35,568
Total(1)	$1,786,533	$459,585

(1)	See Note 12. “Federal Income Tax” for a reconciliation of net increase in net assets from operations to taxable income from distributions.

For the year ended December 31, 2017, the tax-related sources of distributions of $1,786,533 were greater than the distributions in excess of net investment income of $1,469,213. For the year ended December 31, 2016, the tax-related sources of distributions of $459,585 were greater than distributions in excess of net investment income of $236,996.  None of the distributions declared during the years ended December 31, 2017 and 2016 were classified as a tax basis return of capital.

9.	Share Transactions

The following table summarizes the total shares issued and proceeds received in connection with the Company’s Offering and Share Purchase Agreements for the years ended December 31, 2017 and 2016.

	Year Ended December 31, 2017		Year Ended December 31, 2016(1)
	Shares	Amount	Shares	Amount
Gross proceeds	6,392,874	$62,569,828	5,879,947	$56,338,994
Up-front selling commissions and dealer manager fees	—	(2,928,628)	—	(2,405,257)
Net proceeds to company	6,392,874	59,641,200	5,879,947	53,933,737
Reinvestment of distributions	319,538	2,981,270	41,812	385,988
Net proceeds	6,712,412	62,622,470	5,921,759	$54,319,725
Average net proceeds per share	$9.33		$9.17

(1)	Commenced operations on March 1, 2016.

As of December 31, 2017, the Company has sold or issued 12.7 million shares of common stock through the Offering, Founder Stock Agreements and Share Purchase Agreements, including reinvestment of distributions, for total gross proceeds of $122.5 million.

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

On May 27, 2016, the Company’s board of trustees increased the public offering price of the Company’s continuous public offering of common stock from $9.50 per share to $9.55 per share. This increase in the Company’s public offering price became effective as of June 1, 2016. As a result of the increase in the Company’s public offering price per share, the Company’s maximum sales load per share and the net proceeds per share correspondingly increased from $0.452 to $0.454 and from $9.05 to $9.10, respectively.

On July 26, 2016, the Company’s board of trustees increased the public offering price of the Company’s continuous public offering of common stock from $9.55 per share to $9.60 per share. This increase in the Company’s public offering price became effective as of July 27, 2016. As a result of the increase in the Company’s public offering price per share, the Company’s maximum sales load per share and the net proceeds per share correspondingly increased from $0.454 to $0.456 and from $9.10 to $9.14, respectively.

On August 15, 2016, the Company’s board of trustees increased the public offering price of the Company’s continuous public offering of common stock from $9.60 per share to $9.65 per share. This increase in the Company’s public offering price became effective as of August 17, 2016. As a result of the increase in the Company’s public offering price per share, the Company’s maximum sales load per share and the net proceeds per share correspondingly increased from $0.456 to $0.458 and from $9.14 to $9.19, respectively.

On October 10, 2016, the Company’s board of trustees increased the public offering price of the Company’s continuous public offering of common stock from $9.65 per share to $9.75 per share.  This increase in the Company’s public offering price became effective as of October 11, 2016.  As a result of the increase in the Company’s offering price per share, the Company’s maximum sales load per share and the net proceeds per share correspondingly increased from $0.458 to $0.463 and from $9.19 to $9.29, respectively.

On February 7, 2017, the Company’s board of trustees increased the public offering price of the Company’s continuous public offering of common stock from $9.75 per share to $9.80 per share. This increase in the Company’s public offering price became effective as of February 7, 2017. As a result of the increase in the Company’s public offering price per share, the Company’s maximum sales load per share and the net proceeds per share correspondingly increased from $0.463 to $0.466 and from $9.29 to $9.33, respectively.

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

As of December 31, 2017, the principal amount outstanding on the Revolving Credit Facility was $53.0 million. There was no principal amount outstanding on the Revolving Credit Facility as of December 31, 2016. The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the Revolving Credit Facility for the years ended December 31, 2017 and 2016 were as follows:

	December 31,
	2017	2016
Stated interest rate	$599,563	$—
Unused commitment fees	229,465	—
Amortization of deferred financing costs	47,795	—
Total interest expense	$876,823	$—
Weighted average interest rate	4.1%	—%
Average borrowings	$14,512,329	—

The weighted average stated interest rate and weighted average remaining years to maturity of the Company’s outstanding borrowings as of December 31, 2017 were 4.1% and 2.5 years, respectively.

11.	Commitment & Contingences

Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s statements of assets and liabilities.  Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.  The Company has sufficient liquidity to fund these commitments.  As of December 31, 2017, the Company’s unfunded commitments consisted of the following:

Category / Portfolio Company
Unfunded Term Loan Commitments:
Wheels Up Partners LLC	2,481,679
Fort Dearborn Holding Company, Inc.	1,737,020
Revere Superior Holdings, Inc.	1,636,176
Frontline Technologies Group LLC	889,323
Unfunded Revolving Loan Commitments:
Revere Superior Holdings, Inc.	319,127
Smart Modular Technologies, Inc.	71,384
Unfunded Equity Commitments:
K2 Aviation	6,736,998
Polyconcept North America	25,737
Total Unfunded Commitments	$13,897,444

The Company funds its commitments as it receives funding notices from the portfolio companies.  At December 31, 2017, the Company’s unfunded commitments have a fair value of ($9,485).

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company had no such guarantees outstanding at either December 31, 2017 or December 31, 2016.

12.	Federal Income Tax

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

As of December 31, 2017 and 2016, the Company made the following reclassifications of permanent book and tax basis differences:

Capital Accounts	2017	2016
Paid-in capital in excess of par value	$(1,187,803)	$(256,949)
Undistributed net investment income	1,040,248	292,517
Accumulated net realized gains (losses)	147,555	(35,568)

The following table reconciles net increase in net assets resulting from operations to estimated taxable income available for distributions for years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
Net increase in net assets resulting from operations	$4,637,165	$1,742,602
Net change in unrealized appreciation on investments	(197,585)	(737,184)
Net change in unrealized depreciation on foreign currency translation	(6,812)	4,622
Unearned performance-based incentive fee on unrealized gains	112,329	167,068
Non-deductible organizational and offering costs	406,078	—
Non-deductible distribution and shareholder servicing fees	964,068	250,842
Non-deductible excise tax expense	16,500	6,107
Other book-tax differences	(31,410)	35,568
Taxable income available for distributions	$5,900,333	$1,469,625

The tax character of shareholder distributions attributable to the fiscal years ended December 31, 2017 and 2016 were as follows:

	2017		2016
Paid Distributions attributable to:	Amount	Percentage	Amount	Percentage
Ordinary Income (1)	$5,770,641	99.4%	$1,247,036	100%
Realized long term capital gains	35,249	0.6	—	—
Total	$5,805,890	100.0%	$1,247,036	100%
Paid distributions as a percentage of taxable income available for distributions	98.4%		84.9%

(1)	Including short term capital gains of $227,261 and $133,263 for the years ended December 31, 2017 and 2016, respectively.

As of December 31, 2017 and 2016, the components of tax basis accumulated earnings were as follows:

	2017	2016
Undistributed ordinary income – net	$317,319	$222,589
Unrealized gains (losses) – net	931,797	696,994
Other temporary differences	(477,523)	(167,068)
Total accumulated earnings – net	$771,593	$752,515

For the years ended December 31, 2017 and 2016, the Company had estimated taxable income in excess of the distributions made from such taxable income during the year. The undistributed taxable income for the year ended December 31, 2017 is estimated to be $317,319, which will not be finalized until the 2017 tax returns are filed in 2018. For the year ended December 31, 2016, the Company had taxable income in excess of the distributions made from such taxable income during the year, and therefore, the amounts carried forward to 2017 were $222,589.

The Company is generally subject to nondeductible federal excise taxes if it does not distribute to its shareholders an amount at least equal to the sum of (i) 98% of its net ordinary income for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period generally ending on October 31 of the calendar year and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which the Company paid no federal income tax. For the years ended December 31, 2017 and 2016, the Company determined it had excess excise tax base income over the current year distributions. Accordingly, the Company recorded U.S. federal excise tax of $16,500 and $6,107 for the years ended December 31, 2017 and 2016, respectively.

13.	Selected quarterly financial data (unaudited)

The following is the quarterly results of operations for the years ended December 31, 2017 and 2016. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Year Ended	Quarter Ended
	December 31, 2017	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Total investment income	$8,869,567	$3,303,529	$2,542,365	$1,790,587	$1,233,086
Net investment income (loss)	4,074,167	1,518,888	998,778	936,331	620,170
Net realized and unrealized gains (losses)	562,998	(118,903)	546,966	(52,164)	187,099
Net increase (decrease) in net assets resulting from operations	4,637,165	1,399,985	1,545,744	884,167	807,269
Basic and diluted earnings (losses) per common share	0.46	0.12	0.14	0.09	0.11
Net asset value per common share at end of period	9.20	9.20	9.23	9.21	9.25

	Year Ended	Quarter Ended
	December 31, 2016	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total investment income	$1,326,880	$882,719	$331,643	$111,025	$1,493
Net investment income (loss)	908,970	685,531	155,843	77,217	(9,621)
Net realized and unrealized gains (losses)	833,632	279,102	484,376	41,087	29,067
Net increase (decrease) in net assets resulting from operations	1,742,602	964,633	640,219	118,304	19,446
Basic and diluted earnings (losses) per common share	0.66	0.27	0.23	0.13	0.03
Net asset value per common share at end of period	9.26	9.26	9.17	9.05	8.98

14.	Financial Highlights

The following is a schedule of financial highlights for one share of common stock during the year ended December 31, 2017 and for the period from March 1, 2016 (commencement of operations) through December 31, 2016.

	For the Year Ended December 31, 2017	For the Period Ended December 31, 2016(1)
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Period	$9.26	$9.00
Net investment income (loss), before expense support (2)	0.15	(0.49)
Expense support(2)	0.26	0.84
Net investment income(2)	0.41	0.35
Net realized and unrealized gains(2)(3)	0.08	0.34
Net increase resulting from investment operations	0.49	0.69
Distributions from net investment income(4)	(0.41)	(0.35)
Distributions from net realized gains(4)	(0.03)	(0.04)
Distributions in excess of net investment income(4)(5)	(0.15)	(0.09)
Net decrease resulting from distributions to common shareholders	(0.59)	(0.48)
Issuance of common stock above net asset value (6)	0.04	0.05
Net increase resulting from capital share transactions	0.04	0.05
Net Asset Value, End of Period	$9.20	$9.26
OPERATING PERFORMANCE PER SHARE
Total investment return-net price(7)	5.5%	8.5%
Total investment return-net asset value(8)	5.8%	8.5%

	For the Year Ended December 31, 2017	For the Period Ended December 31, 2016(1)
RATIOS/SUPPLEMENTAL DATA (all amounts in thousands except ratios)
Net assets, end of period	$116,471	$55,017
Average net assets(9)	$92,267	$24,039
Average borrowings(9)	$14,512	$—
Shares outstanding, end of period	12,657	5,944
Weighted average shares outstanding	9,988	2,623
Ratios to Average Net Assets: (9)
Total operating expenses before expense support	8.06%	10.87%
Total operating expenses after expense support	5.20%	1.74%
Net investment income	4.42%	3.78%
Portfolio turnover rate	62%	36%

(1)	Commenced operations on March 1, 2016.
(2)	The per share data was derived by using the weighted average shares outstanding during the period.
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

(5)	See Note 8. "Distributions" for further information on the source of distributions from other than net investment income and realized gains.
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

(7)

Total investment return-net price is a measure of total return for shareholders who purchased the Company's common stock at the beginning of the period, including distributions declared during the period.  Total investment return-net price is based on (i) the purchase of one share at the public offering price, net of sales load, on the first day of the period, (ii) the sale at the net asset value per share on the last day of the period, of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) distributions payable relating to one share, if any, on the last day of the period. The total investment return-net price calculation assumes that (i) monthly cash distributions are reinvested in accordance with the Company's distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan are issued at the then current public offering price, net of sales load, on each monthly distribution payment date. Since there is no public market for the Company's shares, the terminal sales price per share is assumed to be equal to the net asset value per share on the last day of the period presented. The Company's performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company's shares of common stock. Total investment return is not annualized.

(8)

Total investment return-net asset value is a measure of the change in total value for shareholders who held the Company's common stock at the beginning and end of the period, including distributions declared during the period. Total investment return-net asset value is based on (i) net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period, of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) distributions payable relating to one share, if any, on the last day of the period. The total investment return-net asset value calculation assumes that (i) monthly cash distributions are reinvested in accordance with the Company's distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan are issued at the then current public offering price, net of sales load, on each monthly distribution payment date. Since there is no public market for the Company's shares, terminal market value per share is assumed to be equal to net asset value per share on the last day of the period presented. The Company's performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company's shares of common stock. Total investment return is not annualized.

(9)	The computation of average net assets during the period is based on the daily value of net assets. Ratios are not annualized.
15.	Subsequent Events

In January 2018, the Company suspended its Offering to new investors.  From January 1, 2018 through the suspension of the Company’s Offering on January 10, 2018, the Company received net proceeds of approximately $1.3 million from its Offering.  Additionally, from January 1, 2018 through February 23, 2018, the Company also received net proceeds of approximately $0.4 million through its distribution reinvestment plan.

In January 2018, the Company commenced a tender offer for up to 249,708 shares of its issued and outstanding common shares of beneficial interest (the “Tender Offer”).  The Tender Offer was for cash at a price equal to $9.20 per share and expired in February 2018. Through the expiration of the Tender Offer, the Company repurchased 91,276 shares for approximately $0.8 million.

In January 2018, the Company’s board of trustees declared distributions of $0.011250 per share for eight record dates beginning February 6, 2018 through March 27, 2018.