Form 10-Q
period 2018-03-31
Corporate Capital Trust II
filed 2018-05-01
CIK 1617896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 814-01108

Corporate Capital Trust II

(Exact name of registrant as specified in its charter)

Delaware	47-1595504
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
201 Rouse Boulevard
Philadelphia, Pennsylvania	19112
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (215) 495-1150

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

Yes ☐ No ☒

The number of shares of common stock of the registrant outstanding as of April 30, 2018 was 12,831,959.

CORPORATE CAPITAL TRUST II

Item 1.  Financial Statements

Corporate Capital Trust II

Condensed Statements of Assets and Liabilities (unaudited)

	March 31, 2018	December 31, 2017

Assets
Investment at fair value:
Non-controlled, non-affiliated investments (amortized cost of $166,249,203 and $162,975,821, respectively)	$168,004,063	$163,910,590
Cash	4,215,548	7,392,301
Cash denominated in foreign currency (cost of $405,579 and $94,671, respectively)	404,319	96,829
Interest receivable	1,940,196	1,550,935
Receivable for investments sold	9,247,592	1,340,267
Principal receivable	151,189	36,173
Unrealized appreciation on foreign currency forward contracts	185,732	96,091
Prepaid expenses and other assets	309,060	655,925
Total assets	184,457,699	175,079,111

Liabilities
Revolving credit facility	$60,215,634	$53,000,000
Payable for investment purchased	4,084,029	4,219,993
Accrued performance-based incentive fees	495,980	279,397
Accrued trustees' fees	2,577	4,981
Accrued distribution and shareholder servicing fees	97,154	95,462
Accrued professional services	277,871	216,481
Payable to advisors	500,230	287,161
Other accrued expenses and liabilities	546,606	504,600
Total liabilities	66,220,081	58,608,075
Commitments and contingencies (Note 11)
Net Assets	$118,237,618	$116,471,036
Components of Net Assets
Preferred stock, $0.001 par value per share, 100,000,000 shares authorized and unissued at March 31, 2018 and December 31, 2017	$—	$—
Common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 12,801,094 and 12,656,616 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	12,801	12,657
Paid-in capital in excess of par value	117,047,554	115,686,786
Distributions in excess of net investment income	(891,012)	(373,444)
Accumulated net realized gains	111,987	111,987
Accumulated net unrealized appreciation on investments and foreign currency translation	1,956,288	1,033,050
Net assets	$118,237,618	$116,471,036
Net asset value per share	$9.24	$9.20

See notes to condensed financial statements.

Corporate Capital Trust II

Condensed Statements of Operations (unaudited)

	Three Months Ended March 31,
	2018	2017
Investment income
Interest income	$3,398,912	$1,210,713
Fee income	41,687	22,373
Dividend and other income	10,564	—
Total investment income	3,451,163	1,233,086
Operating expenses
Investment advisory fees	889,708	370,099
Professional services	223,714	236,392
Administrative services	318,454	185,889
Custodian and accounting fees	85,393	69,986
Interest expense	638,228	—
Trustee fees and expenses	49,722	50,958
Insurance	40,219	39,317
Performance-based incentive fees	216,583	37,819
Distribution and shareholder servicing fees	281,770	199,686
Offering expense	19,973	—
Other	82,080	80,744
Total operating expenses	2,845,844	1,270,890
Expense support	(585,607)	(657,974)
Net operating expenses	2,260,237	612,916
Net investment income	1,190,926	620,170
Net realized and unrealized gains (losses)
Net realized gains on:
Non-controlled, non-affiliated investments	178,789	163,353
Foreign currency transactions	(19,577)	21
Net realized gains	159,212	163,374
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	820,093	22,358
Foreign currency forward contracts	89,641	—
Revolving credit facility	17,116	—
Foreign currency translation	(3,612)	1,367
Net change in unrealized appreciation	923,238	23,725
Net realized and unrealized gains	1,082,450	187,099
Net increase in net assets resulting from operations	$2,273,376	$807,269
Net investment income per share	$0.09	$0.09
Diluted and basic earnings per share	$0.18	$0.11
Weighted average number of shares of common stock outstanding (basic and diluted)	12,776,314	7,053,792
Distributions declared per share	$0.15	$0.15

See notes to condensed financial statements.

Corporate Capital Trust II

Condensed Statements of Changes in Net Assets (unaudited)

	Three Months Ended March 31,
	2018	2017
Operations
Net investment income	$1,190,926	$620,170
Net realized gains on investments and foreign currency transactions	159,212	163,374
Net change in unrealized appreciation on investments, foreign currency forward contracts and foreign currency translation	923,238	23,725
Net increase in net assets resulting from operations	2,273,376	807,269
Distributions to shareholders from
Net investment income	(1,190,926)	(620,170)
Net realized gains	(159,212)	(163,374)
Distributions in excess of net investment income (Note 7)	(517,568)	(237,444)
Net decrease in net assets resulting from shareholders’ distributions	(1,867,706)	(1,020,988)
Capital share transactions
Issuance of shares of common stock	1,270,154	24,550,223
Reinvestment of shareholders’ distributions	930,498	613,698
Repurchase of shares of common stock	(839,740)	—
Net increase in net assets resulting from capital share transactions	1,360,912	25,163,921
Total increase in net assets	1,766,582	24,950,202
Net assets at beginning of period	116,471,036	55,017,291
Net assets at end of period	$118,237,618	$79,967,493
Capital share activity
Shares issued from subscriptions	136,070	2,633,597
Shares issued from reinvestment of distributions	99,684	65,902
Shares repurchased	(91,276)	—
Net increase in shares outstanding	144,478	2,699,499
Distributions in excess of net investment income at end of period	$(891,012)	$(181,923)

See notes to condensed financial statements.

Corporate Capital Trust II

Condensed Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2018	2017
Operating Activities:
Net increase in net assets resulting from operations	$2,273,376	$807,269
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(31,533,764)	(40,946,950)
(Decrease) increase in payable for investments purchased	(135,964)	7,051,678
Proceeds from sales of investments	25,671,434	14,735,508
Proceeds from principal payments	2,976,874	3,802,744
Net realized gain on investments	(178,789)	(163,353)
Net change in unrealized appreciation on investments	(820,093)	(22,358)
Net change in unrealized appreciation on derivative instruments	(89,641)	—
Net change in unrealized appreciation on revolving credit facility	(17,116)	—
Net change in unrealized depreciation (appreciation) on foreign currency translation	3,612	(1,367)
Amortization of premium/discount, net	(209,135)	(162,399)
Amortization of deferred financing costs	25,303	—
(Increase) decrease in receivable for investments sold	(7,907,325)	1,146,249
Increase in principal receivable	(115,016)	(35,306)
Increase in due to Advisors	213,069	108,219
Increase in interest receivable	(389,261)	(381,849)
Decrease in prepaid expenses and other assets	321,562	39,317
Increase in accrued performance-based incentive fees	216,583	37,819
Increase in ongoing distribution and shareholder servicing fees	1,692	23,626
(Decrease) increase in accrued trustees' fees	(2,404)	5,292
Increase in accrued professional services	61,390	153,956
Increase in other accrued expenses and liabilities	42,006	187,957
Net cash used in operating activities	(9,591,607)	(13,613,948)
Financing Activities:
Proceeds from issuance of shares of common stock	1,270,154	24,550,223
Payments on repurchases of shares of common stock	(839,740)
Borrowings under revolving credit facility	12,732,750	—
Repayments of revolving credit facility	(5,500,000)	—
Distributions paid	(937,208)	(659,044)
Net cash provided by financing activities	6,725,956	23,891,179
Effect of exchange rate changes on cash	(3,612)	—
Net (decrease) increase in cash	(2,869,263)	10,277,231
Cash, beginning of period	7,489,130	3,843,177
Cash, end of period	$4,619,867	$14,120,408
Supplemental disclosure of cash flow information and non-cash financing activities:
Distributions reinvested	$930,498	$613,698
Excise taxes paid	$16,500	$6,107

See notes to condensed financial statements.

Corporate Capital Trust II

Condensed Schedule of Investments (unaudited)

As of March 31, 2018

Company(a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date		No. Shares/ Principal Amount(c)	Cost(d)	Fair Value
First Lien Senior Secured Loan—78.9%
Accuride Corp.	(e)(1)	Capital Goods	L + 525	1.00%	11/17/2023		$416,590	$410,914	$422,318
Acosta Holdco, Inc.	(e)(2)	Commercial & Professional Services	L + 325	1.00%	9/26/2021		5,146,723	4,632,790	4,330,170
Advantage Sales & Marketing, Inc.	(1)	Commercial & Professional Services	L + 325	1.00%	7/23/2021		614,464	589,739	603,272
Agro Merchants Global, LP		Transportation	L + 375	1.00%	12/6/2024		70,099	69,758	70,800
BakerCorp International, Inc.	(1)	Capital Goods	L + 300	1.25%	2/7/2020		3,838,321	3,727,808	3,791,935
Bay Club, Co.	(1)	Consumer Services	L + 650	1.00%	8/31/2022		2,218,655	2,190,947	2,254,020
Belk, Inc.	(1)	Retailing	L + 475	1.00%	12/12/2022		4,931,265	4,437,403	4,289,091
Berner Food & Beverage, LLC	(f)(1)	Food & Staples Retailing	L + 675	1.00%	2/2/2023		3,934,525	3,895,983	3,851,143
Bugaboo International BV (NLD)	(j)(f)(g)(h)(6)	Consumer Durables & Apparel	E + 700 (Max PIK E + 775)	0.00%	3/20/2025		€1,168,360	1,384,454	1,394,480
Distribution International, Inc.	(1)	Retailing	L + 500	1.00%	12/15/2021		$7,540,882	6,583,309	6,975,316
Eacom Timber Corp. (CAN)	(f)(g)(h)(1)	Materials	L + 650	1.00%	11/30/2023		2,891,765	2,864,078	2,904,315
FleetPride Corp.	(1)	Capital Goods	L + 400	1.25%	11/19/2019		514,480	507,556	513,193
Foresight Energy, LLC	(g)(2)	Materials	L + 575	1.00%	3/17/2022		1,671,350	1,573,669	1,650,283
Frontline Technologies Group, LLC	(f)(2)	Software & Services	L + 650	1.00%	9/18/2023		4,512,871	4,437,597	4,512,857
ID Verde (FRA)	(g)(f)(h)(5)	Commercial & Professional Services	E + 700	0.00%	3/29/2025		€873,591	1,117,098	1,107,081
ID Verde (FRA)	(f)(g)(h)(6)	Commercial & Professional Services	L + 725	0.00%	3/29/2025	₤	342,348	465,916	465,905
Jo-Ann Stores, Inc.	(2)	Retailing	L + 500	1.00%	10/20/2023		$3,421,762	3,393,995	3,411,086
Koosharem, LLC	(1)	Commercial & Professional Services	L + 650	1.00%	5/15/2020		3,282,316	3,091,521	3,262,212
MedAssets, Inc.	(2)	Health Care Equipment & Services	L + 450	1.00%	10/20/2022		71,172	71,602	71,473
Monitronics International, Inc.	(1)	Commercial & Professional Services	L + 550	1.00%	9/30/2022		2,022,042	1,984,256	1,974,029
NCI, Inc.	(f)(1)	Software & Services	L + 750	1.00%	8/15/2024		4,308,681	4,259,517	4,329,394
Netsmart Technologies, Inc.	(2)	Health Care Equipment & Services	L + 450	1.00%	4/19/2023		80,604	80,440	81,713
Onvoy, LLC	(1)	Telecommunication Services	L + 450	1.00%	2/10/2024		156,634	138,235	151,544
P2 Energy Solutions, Inc.	(g)(1)	Software & Services	L + 400	1.00%	10/30/2020		3,284,530	3,218,655	3,242,784
Qdoba Restaurant Corp.	(e)(1)	Consumer Services	L + 700	1.00%	3/21/2025		1,999,570	1,959,072	2,014,567
Quorum Health Corp.	(2)	Health Care Equipment & Services	L + 675	1.00%	4/29/2022		4,574,614	4,561,460	4,681,477
Revere Superior Holdings, Inc.	(f)(1)	Software & Services	L + 675	1.00%	11/21/2022		989,886	980,360	993,567
Revere Superior Holdings, Inc.	(f)(1)	Software & Services	L + 675	1.00%	11/21/2022		4,569,389	4,526,521	4,579,670
Revere Superior Holdings, Inc.	(f)(1)	Software & Services	L + 675	1.00%	11/21/2022		163,604	160,506	163,972
Revere Superior Holdings, Inc.	(f)(1)	Software & Services	L + 675	1.00%	11/21/2022		32,854	26,231	210
Savers, Inc.	(1)	Retailing	L + 375	1.25%	7/9/2019		1,070,835	1,007,461	1,032,553
Sequa Corp.	(1)	Materials	L + 500	1.00%	11/28/2021		1,541,599	1,552,546	1,564,083
SIRVA Worldwide, Inc.	(1)	Commercial & Professional Services	L + 650	1.00%	11/22/2022		2,060,818	2,018,043	2,081,426
SMART Global Holdings, Inc.	(f)(g)(1)	Semiconductors & Semiconductor Equipment	L + 625	1.00%	8/9/2022		3,177,706	3,120,853	3,210,642
Staples Canada, Inc. (CAN)	(f)(g)(h)(4)	Retailing	CDOR + 700	1.00%	9/12/2023	C$	5,688,847	4,610,919	4,374,824
Sutherland Global Services, Inc.	(g)(1)	Software & Services	L + 537.5	1.00%	4/23/2021		$3,037,753	2,963,947	2,904,851

See notes to condensed financial statements.

Corporate Capital Trust II

Condensed Schedule of Investments (unaudited) (continued)

As of March 31, 2018

Company(a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)	Cost(d)	Fair Value
Sutherland Global Services, Inc.	(g)(1)	Software & Services	L + 537.5	1.00%	4/23/2021	707,120	689,940	676,184
Team Health, Inc.	(2)	Health Care Equipment & Services	L + 275	1.00%	2/6/2024	70,233	68,613	67,335
TruGreen, LP	(2)	Consumer Services	L + 400	1.00%	4/13/2023	985,050	994,001	997,363
Utility One Source, LP	(2)	Capital Goods	L + 550	1.00%	4/7/2023	3,296,976	3,279,429	3,395,885
Vertafore, Inc.	(2)	Software & Services	L + 325	1.00%	6/30/2023	138,826	138,251	140,186
Wheels Up Partners, LLC	(f)(1)	Transportation	L + 855	1.00%	10/15/2021	822,209	818,667	820,532
Wheels Up Partners, LLC	(f)(1)	Transportation	L + 855	1.00%	7/15/2022	411,579	410,152	410,850
Wheels Up Partners, LLC	(f)(1)	Transportation	L + 710	1.00%	8/1/2024	1,316,098	1,309,488	1,316,416
Wheels Up Partners, LLC	(f)(1)	Transportation	L + 710	1.00%	11/1/2024	539,053	535,748	539,304
Wheels Up Partners, LLC	(f)(1)	Transportation	L + 710	1.00%	2/1/2025	275,625	272,944	275,745
Wheels Up Partners, LLC	(f)(1)	Transportation	L + 710	1.00%	5/1/2025	827,191	823,037	818,919
WireCo WorldGroup, Inc.	(1)	Capital Goods	L + 550	1.00%	9/29/2023	556,417	555,586	565,111
Other						1,846	1,842	1,842
Total First Lien Senior Secured Loans							$92,512,857	$93,287,928
Second Lien Senior Secured Loan—28.1%
ABILITY Network, Inc.	(1)	Health Care Equipment & Services	L + 775	1.00%	12/12/2025	$855,800	$851,611	$861,149
Access CIG, LLC	(1)	Software & Services	L + 775	0.00%	2/13/2026	177,678	175,901	179,919
Albany Molecular Research, Inc.	(2)	Pharmaceuticals, Biotechnology & Life Sciences	L + 700	1.00%	8/28/2025	913,260	908,703	921,251
Applied Systems, Inc.	(1)	Software & Services	L + 700	1.00%	9/12/2025	2,623,620	2,623,620	2,718,739
Arclin, Inc.	(1)	Materials	L + 875	1.00%	2/9/2025	288,646	286,042	292,615
BJ's Wholesale Club, Inc.	(2)	Food & Staples Retailing	L + 750	1.00%	1/27/2025	949,470	940,958	954,958
CTI Foods Holding Co., LLC	(2)	Food, Beverage & Tobacco	L + 725	1.00%	6/28/2021	222,222	208,750	168,889
Direct ChassisLink, Inc.	(2)	Transportation	L + 600	0.00%	6/15/2023	586,808	583,966	597,811
EaglePicher Technologies, LLC	(2)	Capital Goods	L + 725	0.00%	3/9/2026	449,560	445,950	454,056
Excelitas Technologies Corp.	(3)	Technology Hardware & Equipment	L + 750	1.00%	11/15/2025	811,010	803,125	825,714
FleetPride Corp.	(1)	Capital Goods	L + 800	1.25%	5/19/2020	852,944	781,776	848,679
Genoa, a QoL Healthcare Co., LLC	(2)	Health Care Equipment & Services	L + 800	1.00%	10/28/2024	352,940	353,637	358,234
Grocery Outlet, Inc.	(1)	Food & Staples Retailing	L + 825	1.00%	10/21/2022	198,393	186,413	200,377
Higginbotham Insurance Agency, Inc.	(f)(1)	Insurance	L + 725	1.00%	12/19/2025	1,304,350	1,291,605	1,300,513
iParadigms Holdings, LLC	(1)	Software & Services	L + 725	1.00%	7/29/2022	183,160	179,204	179,497
Misys, Ltd. (GBR)	(g)(h)(1)	Software & Services	L + 725	1.00%	6/13/2025	2,813,780	2,825,028	2,794,210
NEP Group, Inc.	(2)	Media	L + 700	1.00%	1/23/2023	239,379	230,361	241,473
NeuStar, Inc.	(1)	Software & Services	L + 800	1.00%	8/8/2025	624,978	613,515	631,424
Perimeter Solutions	(e)(g)(1)	Materials	L + 675	0.00%	2/13/2026	264,340	263,020	269,076
Polyconcept North America, Inc.	(f)(2)	Consumer Durables & Apparel	L + 1000	1.00%	2/16/2024	624,235	611,713	642,962
Press Ganey Holdings, Inc.	(2)	Health Care Equipment & Services	L + 650	1.00%	10/21/2024	1,597,734	1,621,632	1,621,700
Sequa Corp.	(1)	Materials	L + 900	1.00%	4/28/2022	3,482,840	3,521,293	3,545,235
SMG/PA	(2)	Consumer Services	L + 700	0.00%	1/23/2026	117,660	117,370	120,602
Sparta Systems, Inc.	(f)(1)	Software & Services	L + 825	1.00%	7/27/2025	2,437,540	2,402,992	2,464,711
SRS Distribution, Inc.	(2)	Capital Goods	L + 875	1.00%	2/24/2023	2,755,948	2,768,358	2,842,071

See notes to condensed financial statements.

Corporate Capital Trust II

Condensed Schedule of Investments (unaudited) (continued)

As of March 31, 2018

Company(a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)	Cost(d)	Fair Value
Sungard Public Sector, LLC	(f)(2)	Software & Services	L + 850	1.00%	1/30/2025	654,480	648,610	657,752
Transplace, Inc.	(2)	Transportation	L + 875	1.00%	10/6/2025	3,618,451	3,532,904	3,672,728
Vantage Specialty Chemicals, Inc.	(1)	Materials	L + 825	1.00%	10/26/2025	754,870	744,012	758,644
Vencore, Inc.	(2)	Capital Goods	L + 875	1.00%	5/23/2020	460,504	456,016	465,399
WireCo WorldGroup, Inc.	(1)	Capital Goods	L + 900	1.00%	9/30/2024	1,632,350	1,627,401	1,664,997
Total Second Lien Senior Secured Loans							$32,605,486	$33,255,385
Other Senior Secured Debt—5.3%
Avantor, Inc.	(i)	Pharmaceuticals, Biotechnology & Life Sciences	6.00%		10/1/2024	$776,000	$776,000	$772,120
Cleaver-Brooks, Inc.	(i)	Capital Goods	7.88%		3/1/2023	866,000	866,000	899,558
Cornerstone Chemical Co.	(i)	Materials	6.75%		8/15/2024	2,682,000	2,686,236	2,667,785
DJO Finance, LLC	(i)	Health Care Equipment & Services	8.13%		6/15/2021	466,000	443,972	467,165
Frontier Communications Corp.	(g)(i)	Telecommunication Services	8.50%		4/1/2026	353,000	353,000	342,410
Pattonair Holdings, Ltd.	(g)(i)	Capital Goods	9.00%		11/1/2022	1,057,000	1,073,626	1,101,922
Total Other Senior Secured Debt							$6,198,834	$6,250,960
Total Senior Debt							$131,317,177	$132,794,273
Subordinated Debt—23.1%
Allegheny Technologies, Inc.	(g)	Materials	7.88%		8/15/2023	$4,350,000	$4,342,900	$4,730,625
CDK Global, Inc.	(g)(i)	Software & Services	4.88%		6/1/2027	7,000	7,017	6,738
Clear Channel International BV (NLD)	(g)(h)(i)	Media	8.75%		12/15/2020	3,779,000	3,904,135	3,949,055
ClubCorp Club Operations, Inc.	(i)	Consumer Services	8.50%		9/15/2025	4,032,000	3,979,205	3,900,960
Datatel, Inc.	(i)	Software & Services	9.00%		9/30/2023	102,000	107,139	107,100
Envision Healthcare Holdings	(g)(i)	Health Care Equipment & Services	5.13%		7/1/2022	599,000	589,853	596,005
Foresight Energy, LLC	(g)(i)	Materials	11.50%		4/1/2023	545,000	471,344	441,450
Kenan Advantage Group, Inc.	(i)	Transportation	7.88%		7/31/2023	3,259,000	3,382,598	3,340,475
Pactiv, LLC		Materials	7.95%		12/15/2025	849,000	935,371	944,512
Pactiv, LLC		Materials	8.38%		4/15/2027	2,653,000	2,959,091	2,997,890
Quorum Health Corp.		Health Care Equipment & Services	11.63%		4/15/2023	30,000	30,885	31,725
Surgery Center Holdings, Inc.	(g)(i)	Health Care Equipment & Services	6.75%		7/1/2025	657,000	598,277	637,290
Tenet Healthcare Corp.	(g)(i)	Health Care Equipment & Services	7.00%		8/1/2025	31,000	30,711	30,496
Triumph Group, Inc.	(g)	Capital Goods	7.75%		8/15/2025	1,360,000	1,360,000	1,394,000
USA Compression Partners, LLC	(g)(i)	Energy	6.88%		4/1/2026	247,000	247,000	250,705
Vertiv Group Corp.	(i)	Technology Hardware & Equipment	9.25%		10/15/2024	3,690,000	3,995,269	3,856,050
Total Subordinated Debt							$26,940,795	$27,215,076
Asset Based Finance—3.3%
KKR Zeno Aggregator, LP (IRE), Membership Interest	(f)(g)(h)	Capital Goods				1,224,140	$1,224,140	$1,224,140
Montgomery Credit Holdings, LP, Membership Interest	(f)(g)*	Diversified Financials				2,689,166	2,689,166	2,753,707
Total Asset Based Finance							$3,913,306	$3,977,847
Equity/Other—3.4%

See notes to condensed financial statements.

Corporate Capital Trust II

Condensed Schedule of Investments (unaudited) (continued)

As of March 31, 2018

Company(a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)	Cost(d)	Fair Value
Misys, Ltd. (CYM), Perpetual Preferred Equity	(f)(g)(h)(j)(1)	Software & Services	L + 1025	1.00%		2,841	$2,788,134	$2,730,948
Polyconcept North America, Inc. Membership Units	(f)	Consumer Durables & Apparel				624	62,424	76,433
VICI Properties, Inc., Common Stock	(g)	Consumer Services				66,020	1,227,367	1,209,486
Total Equity/Other							$4,077,925	$4,016,867
TOTAL INVESTMENTS — 142.1% (k)							$166,249,203	$168,004,063
OTHER ASSETS IN EXCESS OF LIABILITIES—(42.1%)								(49,766,445)
NET ASSETS—100.0%								$118,237,618

Derivative Instrument (Note 4) — 0.2%
Foreign currency forward contract								$185,732

(a)	Security may be an obligation of one or more entities affiliated with the named company.
(b)

Non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940, as amended ("1940 Act"), unless otherwise indicated. Non-controlled/non-affiliated investments are investments that are neither controlled investments nor affiliated investments.

(c)	Denominated in U.S. dollars unless otherwise noted.
(d)	Represents amortized cost for debt securities and cost for equity investments translated to U.S. dollars.
(e)	Position or portion thereof unsettled as of March 31, 2018.
(f) (g)

Investments classified as Level 3 whereby fair value was determined by the Company's Board of Trustees (see Note 2).

The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act.  A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is   made, qualifying assets represent at least 70% of the company's total assets. As of March 31, 2018, 73% of the Company's total assets represented qualifying assets.

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

(j)	The issue of this security may elect at any time to capitalize distributions or interest.
(k)

As of March 31, 2018, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $3,086,373; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $1,325,201; the net unrealized appreciation was $1,761,172; the aggregate cost of securities for Federal income tax purposes was $166,444,319.

(1)

The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at March 31, 2018 was 2.31%. The current base rate for each investment may be different from the reference rate on March 31, 2018.

(2)

The interest rate on these investments is subject to a base rate of 1-Month LIBOR, which at March 31, 2018 was 1.88%. The current base rate for each investment may be different from the reference rate on March 31, 2018.

(3)

The interest rate on these investments is subject to a base rate of 6-Month LIBOR, which at March 31, 2018 was 2.45%. The current base rate for each investment may be different from the reference rate on March 31, 2018.

(4)

The interest rate on these investments is subject to a base rate of 3-Month Canadian Banker Acceptance Rate, which at March 31, 2018 was approximately 1.73%. The current base rate for each investment may be different from the reference rate on March 31, 2018.

See notes to condensed financial statements.

Corporate Capital Trust II

Condensed Schedule of Investments (unaudited) (continued)

As of March 31, 2018

(5) (6)

The interest rate on these investments is subject to a base rate of 3-Month Euro Interbank Offered Rate, which at March 31, 2018 was approximately (0.33)%.  The current base rate for each investment may be different from the reference rate on March 31, 2018.

The interest rate on these investments is subject to a base rate of 3-Month GBP LIBOR, which at March 31, 2018 was approximately 0.71%.  The current base rate for each investment may be different from the reference rate on March 31, 2018.

*	Non-income producing security.

Abbreviations:

C$ – Canadian Dollar; local currency investment amount is denominated in Canadian Dollar. C$1 / U.S. $0.77 as of March 31, 2018.

€ - Local currency investment amount is denominated in Euros. € 1 / U.S. $1.23 as of March 31, 2018.

₤ - Local currency investment amount is denominated in British Pound Sterling. ₤ 1 / U.S. $1.40 as of March 31, 2018.

CAN – Canada

CDOR = Canadian Banker Acceptance Rate

CYM = Cayman Islands

E = EURIBOR – Euro Interbank Offered Rate

FRA = France

GBR = United Kingdom

IRE = Ireland

LUX – Luxembourg

L = LIBOR – London Interbank Offered Rate, typically 3-Month

NLD = Netherlands

PIK = Payment-in-kind; the issuance of additional securities by the borrower to settle interest payment obligations.

See notes to condensed financial statements.

Corporate Capital Trust II

Condensed Schedule of Investments (unaudited)

As of December 31, 2017

Company(a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date		No. Shares/ Principal Amount(c)	Cost(d)	Fair Value
First Lien Senior Secured Loan—80.4%
ABB CONCISE Optical Group, LLC	(1)	Retailing	L + 500	1.00%	6/15/2023		$509,718	$508,343	$510,992
Accuride Corp.	(e),(1)	Capital Goods	L + 525	1.00%	11/17/2023		2,507,509	2,478,279	2,554,525
Acosta Holdco, Inc.	(2)	Commercial & Professional Services	L + 325	1.00%	9/26/2021		2,761,380	2,514,760	2,439,224
Advantage Sales & Marketing, Inc.	(1)	Commercial & Professional Services	L + 325	1.00%	7/23/2021		616,056	589,701	602,195
Agro Merchants Global, LP	(e),(1)	Transportation	L + 375	1.00%	12/6/2024		70,270	69,919	70,973
BakerCorp International, Inc.	(1)	Capital Goods	L + 300	1.25%	2/7/2020		4,565,085	4,418,392	4,525,140
Bay Club, Co.	(2)	Consumer Services	L + 650	1.00%	8/31/2022		2,224,301	2,195,228	2,257,665
Belk, Inc.	(1)	Retailing	L + 475	1.00%	12/12/2022		4,945,417	4,429,518	4,074,826
Commercial Barge Line Co.	(2)	Transportation	L + 875	1.00%	11/12/2020		346,313	329,896	202,342
David's Bridal, Inc.	(1)	Retailing	L + 400	1.25%	10/11/2019		398,233	379,140	349,590
DigiCert, Inc.	(1)	Software & Services	L + 475	1.00%	10/31/2024		1,975,230	1,965,354	2,003,002
Distribution International, Inc.	(1)	Retailing	L + 500	1.00%	12/15/2021		7,560,368	6,557,939	6,431,076
Eacom Timber Corp. (CAN)	(f),(g),(h),(1)	Materials	L + 650	1.00%	11/30/2023		2,928,370	2,899,368	2,909,090
FleetPride Corp.	(1)	Capital Goods	L + 400	1.25%	11/19/2019		3,411,593	3,278,650	3,406,475
Foresight Energy, LLC	(g),(1)	Materials	L + 575	1.00%	3/17/2022		3,675,571	3,542,474	3,458,105
Frontline Technologies Group, LLC	(f),(1)	Software & Services	L + 650	1.00%	9/18/2023		4,524,210	4,445,968	4,447,728
Intelsat S.A. (LUX)	(g),(h),(1)	Media	L + 275	1.00%	6/30/2019		2,267,136	2,259,225	2,264,654
JC Penney Corp., Inc.	(g),(1)	Retailing	L + 425	1.00%	6/23/2023		16,059	15,945	15,060
Jo-Ann Stores, Inc.	(1)	Retailing	L + 500	1.00%	10/20/2023		3,497,275	3,467,309	3,383,614
Koosharem, LLC	(1)	Commercial & Professional Services	L + 650	1.00%	5/15/2020		2,494,817	2,291,454	2,436,601
MedAssets, Inc.	(2)	Health Care Equipment & Services	L + 450	1.00%	10/20/2022		71,353	71,803	71,621
Monitronics International, Inc.	(1)	Commercial & Professional Services	L + 550	1.00%	9/30/2022		2,027,175	1,987,212	2,013,491
NCI, Inc.	(f),(1)	Software & Services	L + 750	1.00%	8/15/2024		4,330,387	4,279,088	4,289,374
Netsmart Technologies, Inc.	(1)	Health Care Equipment & Services	L + 450	1.00%	4/19/2023		80,809	80,638	81,820
P2 Energy Solutions, Inc.	(g),(1)	Software & Services	L + 400	1.00%	10/30/2020		3,317,070	3,245,698	3,253,498
Polyconcept North America, Inc.	(2)	Consumer Durables & Apparel	L + 475	1.00%	8/16/2023		331,684	328,993	334,484
Quorum Health Corp.	(2)	Health Care Equipment & Services	L + 675	1.00%	4/29/2022		4,574,614	4,560,817	4,631,796
Revere Superior Holdings, Inc.	(f),(1)	Software & Services	L + 675	1.00%	11/21/2022		4,581,251	4,536,043	4,566,628
Revere Superior Holdings, Inc.	(f),(1)	Software & Services	L + 675	1.00%	11/21/2022		163,604	160,380	163,089
Revere Superior Holdings, Inc.	(f),(1)	Software & Services	L + 675	1.00%	11/21/2022		32,854	25,918	2,186
Savers, Inc.	(1)	Retailing	L + 375	1.25%	7/9/2019		1,073,668	1,000,386	1,012,469
Sequa Corp.	(1)	Materials	L + 500	1.00%	11/28/2021		1,545,482	1,557,118	1,558,850
SI Organization, Inc.	(1)	Capital Goods	L + 475	1.00%	11/23/2019		597,221	597,244	603,659
SIRVA Worldwide, Inc.	(1)	Commercial & Professional Services	L + 650	1.00%	11/22/2022		2,060,818	2,016,210	2,081,426
SMART Global Holdings, Inc.	(f),(g),(4)	Semiconductors & Semiconductor Equipment	P + 400	0.00%	2/9/2022		46,302	46,302	37,223
SMART Global Holdings, Inc.	(f),(g),(1)	Semiconductors & Semiconductor Equipment	L + 625	1.00%	8/9/2022		3,261,329	3,201,018	3,287,661
Staples Canada, Inc.	(f),(g),(h),(5)	Retailing	CDOR + 700	1.00%	9/12/2023	C$	5,688,847	4,608,012	4,411,712
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

Corporate Capital Trust II

Condensed Schedule of Investments (unaudited) (continued)

As of December 31, 2017

Company(a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)	Cost(d)	Fair Value
Total Second Lien Senior Secured Loans							$32,887,329	$33,341,406
Other Senior Secured Debt—5.2%
Avantor, Inc.	(i)	Pharmaceuticals, Biotechnology & Life Sciences	6.00%	0.00%	10/1/2024	$776,000	$776,000	$773,090
Cleaver-Brooks Inc	(i)	Capital Goods	7.88%	0.00%	3/1/2023	1,378,000	1,378,000	1,412,450
Cornerstone Chemical, Co.	(i)	Materials	6.75%	0.00%	8/15/2024	2,682,000	2,686,363	2,678,647
DJO Finance, LLC	(i)	Health Care Equipment & Services	8.13%	0.00%	6/15/2021	452,000	429,378	422,620
Pattonair Holdings, Ltd.	(g),(i)	Capital Goods	9.00%	0.00%	11/1/2022	748,000	748,000	773,245
Total Other Senior Secured Debt							$6,017,741	$6,060,052
Total Senior Debt							$132,694,252	$133,090,730
Subordinated Debt—20.6%
Allegheny Technologies, Inc.	(g)	Materials	7.88%	0.00%	8/15/2023	$4,350,000	$4,342,745	$4,700,697
Clear Channel International BV (NLD)	(g),(h),(i)	Media	8.75%	0.00%	12/15/2020	3,779,000	3,915,052	3,901,817
ClubCorp Club Operations, Inc.	(i)	Consumer Services	8.50%	0.00%	9/15/2025	4,032,000	3,977,764	3,931,200
Datatel, Inc.	(i)	Software & Services	9.00%	0.00%	9/30/2023	102,000	107,302	107,865
Envision Healthcare Holdings	(g),(i)	Health Care Equipment & Services	5.13%	0.00%	7/1/2022	599,000	589,434	581,030
Intelsat S.A. (LUX)	(g),(h)	Media	7.25%	0.00%	10/15/2020	1,334,000	1,277,135	1,253,960
Kenan Advantage Group, Inc.	(i)	Transportation	7.88%	0.00%	7/31/2023	2,620,000	2,721,870	2,711,700
Pactiv, LLC		Materials	7.95%	0.00%	12/15/2025	849,000	937,630	961,492
Pactiv, LLC		Materials	8.38%	0.00%	4/15/2027	2,653,000	2,964,939	3,037,685
Plastipak Holdings, Inc.	(i)	Materials	6.25%	0.00%	10/15/2025	163,000	163,000	167,483
Surgery Center Holdings, Inc.	(g),(i)	Health Care Equipment & Services	6.75%	0.00%	7/1/2025	635,000	576,375	600,075
Tenet Healthcare Corp.	(g),(i)	Health Care Equipment & Services	7.00%	0.00%	8/1/2025	31,000	30,705	29,140
Triumph Group, Inc.	(g),(i)	Capital Goods	7.75%	0.00%	8/15/2025	1,360,000	1,360,000	1,443,300
Vertiv Group Corp.	(i)	Technology Hardware & Equipment	9.25%	0.00%	10/15/2024	508,000	550,526	542,290
Total Subordinated Debt							$23,514,477	$23,969,734
Asset Based Finance—2.3%
Montgomery Credit Holdings, LP, Membership Interest	(f),(g)*	Diversified Financials				2,689,166	2,689,166	2,682,444
Total Asset Based Finance							$2,689,166	$2,682,444
Equity/Other—3.6%
Misys, Ltd. (CYM), Perpetual Preferred Equity	(f),(g),(h),(j)	Software & Services	L + 1025	1.00%		2,841	$2,788,134	$2,756,496
Polyconcept North America, Inc. Membership Units	(f)	Consumer Durables & Apparel				624	62,424	57,776
VICI Properties, Inc., Common Stock	(g)	Consumer Services				66,020	1,227,368	1,353,410
Total Equity/Other							$4,077,926	$4,167,682
TOTAL INVESTMENTS — 140.7% (k)							$162,975,821	$163,910,590
OTHER ASSETS IN EXCESS OF LIABILITIES—(40.7%)								(47,439,554)
NET ASSETS—100.0%								$116,471,036

Derivative Instrument (Note 4) — 0.1%

See notes to condensed financial statements.

Corporate Capital Trust II

Condensed Schedule of Investments (unaudited) (continued)

As of December 31, 2017

Company(a)(b)	Footnotes	Industry	Interest Rate	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)	Cost(d)	Fair Value
Foreign currency forward contract							$—	$96,091

(a)	Security may be an obligation of one or more entities affiliated with the named company.
(b)

Non-controlled/non-affiliated investments as defined by the 1940 Act, unless otherwise indicated. Non-controlled/non-affiliated investments are investments that are neither controlled investments nor affiliated investments.

(c)	Denominated in U.S. dollars unless otherwise noted.
(d)	Represents amortized cost for debt securities and cost for equity investments translated to U.S. dollars.
(e)	Position or portion thereof unsettled as of December 31, 2017.
(f) (g)

Investments classified as Level 3 whereby fair value was determined by the Company's Board of Trustees (see Note 2).

The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act.  A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is   made, qualifying assets represent at least 70% of the company's total assets. As of December 31, 2017, qualifying assets represented 73.2% of the Company's total assets.

(h)	A portfolio company domiciled in a foreign country. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.
(i)

This security was acquired in a transaction that was exempt from the registration requirements of the Securities Act, pursuant to Rule 144A thereunder. This security may be resold only in transactions that are exempt from the registration requirements of the Securities Act, normally to qualified institutional buyers.

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

CAN – Canada

CDOR = Canadian Banker Acceptance Rate

See notes to condensed financial statements.

Corporate Capital Trust II

Condensed Schedule of Investments (unaudited) (continued)

As of December 31, 2017

LUX – Luxembourg

L = LIBOR – London Interbank Offered Rate, typically 3-Month

P = PRIME – U.S. Prime Rate

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

Since inception and as of March 31, 2018, the Company was externally managed by CNL Fund Advisors II, LLC, as investment adviser (“CNL”), and KKR Credit Advisors (US) LLC, as investment sub-adviser (“KKR”, and together with CNL, the “Former Advisors”). In December 2017, the Company’s board of trustees approved investment advisory agreements to be entered into between the Company, KKR and an affiliate of Franklin Square Holdings, L.P. (“FS Investments”) setting forth the Company’s proposed new advisory structure, subject to approval by shareholders.  On March 26, 2018, the Company’s shareholders approved the new investment advisory agreements. On April 9, 2018, the Company entered into a new investment advisory agreement with FS/KKR Advisor, LLC (the “Joint Advisor”), a newly-formed entity that is jointly operated by KKR and an affiliate of FS Investments.  See Note 13. “Subsequent Events” for additional information.

As of March 31, 2018 and through April 8, 2018, the Former Advisors were, and effective April 9, 2018, the Joint Advisor is, responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments, determining the securities and other assets that the Company will purchase, retain or sell and monitoring the Company’s portfolio on an ongoing basis, as well as providing the administrative services necessary for the Company to operate. Both the Former Advisors and the Joint Advisor (collectively, the “Advisors”) are registered as investment advisers with the Securities and Exchange Commission (“SEC”).

On September 29, 2014, the Company filed a registration statement on Form N-2 (the “Registration Statement”) with the SEC to permit the Company to sell up to $2.6 billion of shares of common stock (275 million shares) on a continuous basis (the “Offering”).  The Registration Statement was declared effective on October 9, 2015.  In January 2018, the Company suspended its Offering to new investors and on April 30, 2018, terminated the Offering. See Note 9. “Share Transactions” and Note 13. “Subsequent Events” for additional information regarding the Offering.

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

Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These financial statements should be read in conjunction with the Company’s financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on March 2, 2018.

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

2.	Significant Accounting Policies (continued)

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

Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to the Company's portfolio investments for which market quotations are not readily available, the Company’s board of trustees is responsible for determining in good faith the fair value of the Company's portfolio investments in accordance with the valuation policy and procedures approved by the board of trustees, based on, among other things, the input of the Former Advisors or the Joint Advisor, as applicable, and the Company’s management, its audit committee, and independent third-party valuation firms.

The Company and the board of trustees conduct their fair value determination process when a decision regarding the fair value of the portfolio investments is required. A determination of fair value involves subjective judgments and estimates. Due to the inherent uncertainty of determining the fair value of portfolio investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been determined had a readily available market value existed for such investments, and the differences could be material. Further, such investments are generally less liquid than publicly traded securities. If the Company were required to liquidate a portfolio investment that does not have a readily available market value in a forced or liquidation sale, the Company could realize significantly less than the value recorded by the Company.

2.	Significant Accounting Policies (continued)

The Company and its Former Advisors undertook a multi-step valuation process for determining the fair value of the Company’s investments, the market prices of which are not readily available, as described below:

•	Each portfolio company or investment was initially valued by the Company’s independent third party valuation firm which provided a valuation range (external valuation) and/or KKR (internal valuation).
•

Valuation recommendations were formulated and documented by KKR and reviewed by KKR’s valuation committee. The KKR valuation committee then provided its valuation recommendation for each portfolio investment, along with supporting documentation, to CNL and the Company.

•	After the Company’s management had substantially completed its review, it forwarded the valuation recommendations and supporting documentation for audit committee review.
•

The Company’s board of trustees then discussed the investment valuation recommendations with the Advisors and management and, based on those discussions and the related review process conducted by the Company’s audit committee, determined the fair value of the investments in good faith.

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

2.	Significant Accounting Policies (continued)

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

Certain of the Company’s investments in debt securities contain a contractual payment-in-kind (“PIK”) interest provision. The PIK provisions generally feature the obligation or the option at each interest payment date of making interest payments in (i) cash, (ii) additional debt securities or (iii) a combination of cash and additional debt securities. PIK interest, computed at the contractual rate specified in the investment’s credit agreement, is accrued as interest income and recorded as interest receivable up to the interest payment date. On the interest payment dates, the Company will capitalize the accrued interest receivable attributable to PIK as additional principal due from the borrower. When additional PIK securities are received on the interest payment date, they typically have the same terms, including maturity dates and interest rates as the original securities issued. PIK interest generally becomes due at maturity of the investment or upon the investment being called by the issuer.

If the portfolio company valuation indicates the value of the PIK investment is not sufficient to cover the contractual PIK interest, the Company will not accrue additional PIK interest income and will record an allowance for any accrued PIK interest receivable as a reduction of interest income in the period the Company determines it is not collectible.

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

Fee Income – In its role as the Company’s investment sub-advisor, KKR, its affiliates or affiliates of the Joint Advisor may provide financial advisory services to portfolio companies and in return may receive fees for capital structuring services. KKR is obligated to remit to the Company any earned capital structuring fees based on the pro-rata portion of the Company’s investment in co-investment transactions and originated investments. These fees are generally nonrecurring and are recognized as fee income by the Company upon the investment closing date. The Company may also receive fees for commitments, amendments and other services related to portfolio companies.  Such fees are recognized as fee income when earned or the services are rendered.

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

2.Significant Accounting Policies (continued)

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

Management Fees – During the quarter ended March 31, 2018, the Company incurred a base management fee (recorded as investment advisory fees) and performance-based incentive fees, including (i) a subordinated incentive fee on income and (ii) an incentive fee on capital gains, due to its Former Advisors pursuant to an investment advisory agreement described in Note 6. “Related Party Transactions.”  The two components of performance-based incentive fees were combined and expensed in the condensed statements of operations and accrued as accrued performance-based incentive fees in the condensed statements of assets and liabilities. Pursuant to the terms of the investment advisory agreement, the incentive fee on capital gains was determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement) based on the Company’s realized capital gains on a cumulative basis from inception, net of all realized capital losses on a cumulative basis and unrealized depreciation at year end, less the aggregate amount of any previously paid capital gains incentive fees.  Although the terms of the investment advisory agreement do not provide for the inclusion of unrealized gains in the calculation of the incentive fee on capital gains, pursuant to relevant authoritative guidance for investment companies, the Company includes unrealized gains in the calculation of the incentive fee on capital gains expense and related accrued incentive fee on capital gains. This accrual reflects the incentive fees that would be payable to the Advisors if the Company’s entire portfolio was liquidated at its fair value as of the balance sheet date even though the Advisors are not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

Organization and Offering Expenses – Organization expenses are expensed on the Company’s statement of operations. Offering expenses were capitalized on the Company’s statements of assets and liabilities as deferred offering expenses and expensed to the Company’s statements of operations over a 12-month period, however, the deferral period did not exceed 12 months from the date the Former Advisors incurred the offering expenses.

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

2.	Significant Accounting Policies (continued)

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

Reclassifications – As of March 31, 2018, the Company has revised its investment categories to reclassify investments that were previously categorized as Equity/Other to two new categories of Asset Based Finance and Equity/Other.  This revision better distinguishes between corporate equity investments and investments that are primarily collateralized by hard assets, financial assets or investments in specialty finance platforms that provide exposure to hard assets or financial assets.  The Company’s Asset Based Finance investments may be in the form of debt, equity, derivatives or private placement funds. The Company has adjusted the presentation of its asset categories for all periods presented to conform to the current period presentation.

The following table provides additional details of the fair value of investments reclassified by category as of December 31, 2017:

Asset Category	As Filed December 31, 2017	Adjustments	Adjusted December 31, 2017
Asset Based Finance	$—	$2,682,444	$2,682,444
Equity/Other	6,850,126	(2,682,444)	4,167,682
	$6,850,126	$-	$6,850,126

Recent Accounting Pronouncements – In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows.  The ASU further clarifies how the predominance principle should be applied to cash receipts and payments relating to more than one class of cash flows. The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017.  The ASU is to be applied retrospectively for each period presented. The Company adopted this ASU on January 1, 2018 and the adoption did not materially impact the Company’s statement of cash flows.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The guidance in this ASU supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted this ASU and the related amendments on January 1, 2018 and the adoption did not materially impact the Company’s financial statements.

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

3.Investments (continued)

As of March 31, 2018 and December 31, 2017, the Company’s investment portfolio consisted of the following:

	As of March 31, 2018
Asset Category	Amortized Cost (1)	Fair Value	Percentage of Investment Portfolio	Percentage of Net Assets
Senior debt
First lien senior secured loans	$92,512,857	$93,287,928	55.5%	78.9%
Second lien senior secured loans	32,605,486	33,255,385	19.8	28.1
Other senior secured debt	6,198,834	6,250,960	3.7	5.3
Total senior debt	131,317,177	132,794,273	79.0	112.3
Subordinated debt	26,940,795	27,215,076	16.2	23.1
Asset based finance	3,913,306	3,977,847	2.4	3.3
Equity/Other	4,077,925	4,016,867	2.4	3.4
Total investments	$166,249,203	$168,004,063	100.0%	142.1%

	As of December 31, 2017
Asset Category	Amortized Cost (1)	Fair Value	Percentage of Investment Portfolio	Percentage of Net Assets
Senior debt
Senior secured loans - first lien	$93,789,182	$93,689,272	57.2%	80.4%
Senior secured loans - second lien	32,887,329	33,341,406	20.3	28.6
Other senior secured debt	6,017,741	6,060,052	3.7	5.2
Total senior debt	$132,694,252	$133,090,730	81.2	114.2
Subordinated debt	23,514,477	23,969,734	14.6	20.6
Asset based finance	2,689,166	2,682,444	1.6	2.3
Equity/Other	4,077,926	4,167,682	2.6	3.6
Total investments	$162,975,821	$163,910,590	100.0%	140.7%

(1)	Represents amortized costs for debt securities and costs for equity investments translated to U.S. dollars.

As of March 31, 2018 and December 31, 2017, none of the Company’s debt investments were on nonaccrual status.

3.Investments (continued)

The industry composition and geographic dispersion of the Company's investment portfolio as a percentage of total fair value of the Company’s investments as of March 31, 2018 and December 31, 2017 were as follows:

Industry Composition	As of March 31, 2018	As of December 31, 2017
Software & Services	20.2%	21.9%
Retailing	12.0	12.7
Capital Goods	11.7	14.9
Materials	13.6	14.8
Health Care Equipment & Services	5.7	5.7
Commercial & Professional Services	8.2	5.9
Media	2.5	4.7
Consumer Services	6.2	5.6
Transportation	7.1	6.2
Semiconductors & Semiconductor Equipment	1.9	2.0
Diversified Financials	1.6	1.6
Pharmaceuticals, Biotechnology & Life Sciences	1.0	1.0
Food & Staples Retailing	3.0	0.7
Consumer Durables & Apparel	1.2	0.6
Insurance	0.8	0.8
Telecommunications Services	0.3	—
Technology Hardware & Equipment	2.8	0.8
Food, Beverage & Tobacco	0.1	0.1
Energy	0.1	—
Total	100.0%	100.0%

Geographic Dispersion(1)	March 31, 2018	December 31, 2017
United States	87.5%	87.6%
Canada	4.3	4.5
Luxembourg	—	2.1
Netherlands	3.2	2.4
Cayman Islands	1.6	1.7
United Kingdom	1.7	1.7
France	0.9	—
Ireland	0.8	—
Total	100.0%	100.0%

(1)	The geographic dispersion is determined by the portfolio company’s country of domicile or the jurisdiction of the security’s issuer.

All investments held at March 31, 2018 were denominated in U.S. dollars except for four investments, which were denominated in Canadian dollars, Euros and British Pound Sterling and represented 4.4% of the investment portfolio.  All investments held at December 31, 2017 were denominated in U.S. dollars except for one investment, which was denominated in Canadian dollars and represented 2.7% of the investment portfolio.

4.	Derivative Instruments

The following is a summary of the fair value and location of the Company’s derivative instruments in the condensed statements of assets and liabilities held as of March 31, 2018 and December 31, 2017:

		Fair Value
Derivative Instrument	Statement Location	March 31, 2018	December 31, 2017
Foreign currency forward contracts	Unrealized appreciation on foreign currency forward contracts	$185,732	$96,091
Total		$185,732	$96,091

4.	Derivative Instruments (continued)

Net unrealized gains and losses on derivative instruments recorded by the Company for the three months ended March 31, 2018 are in the following locations in the condensed statements of operations:

		Net Unrealized Gains (Losses)
		Three Months Ended March 31,
Derivative Instrument	Statement Location	2018
Foreign currency forward contracts	Net change in unrealized appreciation on foreign currency forward contracts	$89,641
Total		$89,641

There were no unrealized gains and losses on derivatives for the three months ended March 31, 2017.

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

The Company was a party to one foreign currency forward contract during the period which related to economic hedging of the Company’s foreign currency denominated debt investments. As of March 31, 2018 and December 31, 2017, the Company’s open foreign currency forward contract was as follows:

Foreign Currency	Settlement Date	Counterparty	Notional Amount and Transaction		US $ Value at Settlement Date	US $ Value at March 31, 2018	Unrealized Appreciation
CAD	Oct. 10, 2019	JP Morgan Chase Bank	C$	5,690,000 Sold	$4,642,061	$4,456,329	$185,732
Total					$4,642,061	$4,456,329	$185,732

Foreign Currency	Settlement Date	Counterparty	Notional Amount and Transaction		US $ Value at Settlement Date	US $ Value at December 31, 2017	Unrealized Appreciation Net Assets
CAD	Oct 10, 2019	JP Morgan Chase Bank	C$	5,690,000 Sold	$4,642,061	$4,545,970	$96,091
Total					$4,642,061	$4,545,970	$96,091

The tables below display the Company’s foreign currency denominated debt investment and foreign currency forward contract as of March 31, 2018 and December 31, 2017.

	Debt Investments Denominated in Foreign Currencies as of March 31, 2018				Hedges as of March 31, 2018
	Par Value in Local Currency		Par Value in U.S. Dollars	Fair Value	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Canadian Dollars	C$	5,688,847	$4,610,919	$4,374,824	C$	5,690,000	$4,456,329
Total			$4,610,919	$4,374,824			$4,456,329

	Debt Investments Denominated in Foreign Currencies as of December 31, 2017				Hedges as of December 31, 2017
	Par Value in Local Currency		Par Value in U.S. Dollars	Fair Value	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Canadian Dollars	C$	5,688,847	$4,608,012	$4,411,712	C$	5,690,000	$4,545,970
Total			$4,608,012	$4,411,712			$4,545,970

5.	Fair Value of Financial Instruments

The Company’s investments were categorized in the fair value hierarchy described in Note 2. “Significant Accounting Policies”, as follows as of March 31, 2018 and December 31, 2017:

	March 31, 2018
Description	Level 1	Level 2	Level 3	Total
Senior debt	$—	$91,658,509	$41,135,764	$132,794,273
Subordinated debt	—	27,215,076	—	27,215,076
Asset based finance	—	—	3,977,847	3,977,847
Equity/Other	1,209,486	—	2,807,381	4,016,867
Total investments	$1,209,486	$118,873,585	$47,920,992	$168,004,063

	December 31, 2017
Description	Level 1	Level 2	Level 3	Total
Senior debt	$—	$101,066,380	$32,024,350	$133,090,730
Subordinated debt	—	23,969,734	—	23,969,734
Asset based finance	—	—	2,682,444	2,682,444
Equity/Other	1,353,410	—	2,814,272	4,167,682
Total investments	$1,353,410	$125,036,114	$37,521,066	$163,910,590

In addition, the Company had one derivative, as described in Note 4. “Derivative Instruments,” which was categorized as Level 2 in the fair value hierarchy as of March 31, 2018 and December 31, 2017.

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2018 and year ended December 31, 2017. The carrying value of cash is classified as Level 1 with respect to the fair value hierarchy. At March 31, 2018, the Company held 27 distinct investment positions classified as Level 3, representing an aggregate fair value of $47.9 million or 28.5% of the total investment portfolio. At December 31, 2017, the Company held 21 distinct investment positions classified as Level 3, representing an aggregate fair value of $37.5 million or 22.9% of the total investment portfolio. The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of March 31, 2018 and December 31, 2017 were as follows:

As of March 31, 2018
Asset Group	Fair Value (1)	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (2)	Impact to Valuation from an Increase in Input (3)
Senior Debt	$41,135,764	Discounted Cash Flow	Discount Rate	8.71% - 12.72% (10.17%)	Decrease
Asset Based Finance	$3,977,847	Discounted Cash Flow	Discount Rate	10.52% (10.52%)	Decrease
Equity/Other	2,730,948	Discounted Cash Flow	Discount Rate	14.68% (14.68%)	Decrease
	76,433	Market Comparables	EBITDA Multiple Illiquidity Discount Discount Rate	8.78x - 10.07x (9.43x) 10.00% (10.00%) 11.00% (11.00%)	Increase Decrease Decrease
Total	$47,920,992

As of December 31, 2017
Asset Group	Fair Value (1)	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (2)	Impact to Valuation from an Increase in Input (3)
Senior Debt	$32,024,350	Discounted Cash Flow	Discount Rate	7.52% - 12.32% (9.87%)	Decrease
Asset Based Finance	$2,682,444	Discounted Cash Flow	Discount Rate	17.79% (17.79%)	Decrease
Equity/Other	2,756,496	Discounted Cash Flow	Discount Rate	13.81% (13.81%)	Decrease
	57,776	Discounted Cash Flow	Discount Rate	11.02% (11.02%)	Decrease
		Market Comparables	EBITDA Multiple	9.26x - 10.32x (9.79x)	Increase
			Illiquidity Discount	10.00% (10.00%)	Decrease
Total	$37,521,066

5.Fair Value of Financial Instruments (continued)

(1)	Certain investments may be valued at cost for a period of time after an acquisition as the best indicator of fair value.
(2)	Weighted average amounts are based on the estimated fair values.
(3)

This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

The preceding tables represent the significant unobservable inputs as they relate to the Company’s determination of fair values for the majority of its investments categorized within Level 3 as of March 31, 2018 and December 31, 2017. In addition to the techniques and inputs noted in the table above, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the fair value estimates for the Company’s investments. Any significant increases or decreases in the unobservable inputs would result in significant increases or decreases in the fair value of the Company’s investments.

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

The following tables provide reconciliations for the three months ended March 31, 2018 and year ended December 31, 2017 of investments for which Level 3 inputs were used in determining fair value:

	Three Months Ended March 31, 2018
	Senior Debt	Asset Based Finance	Equity/Other	Total
Fair value balance as of January 1, 2018	$32,024,350	$2,682,444	$2,814,272	$37,521,066
Additions (1)	9,080,168	1,224,140	—	10,304,308
Net realized gains (losses) (2)	2,800	—	—	2,800
Net change in unrealized appreciation (depreciation) (3)	237,400	71,263	(6,891)	301,772
Sales or repayments (4)	(234,687)	—	—	(234,687)
Net discount accretion	25,733	—	—	25,733
Fair value balance as of March 31, 2018	$41,135,764	$3,977,847	$2,807,381	$47,920,992
Change in net unrealized appreciation (depreciation) in investments still held as of March 31, 2018 (3)	$239,737	$71,263	$(6,891)	$304,109

	Year Ended December 31, 2017
	Senior	Asset Based
	Debt	Finance	Equity/Other	Total
Fair value balance as of January 1, 2017	$615,616	$—	$57,548	$673,164
Additions (1)	33,448,497	2,682,444	3,018,417	39,149,358
Net realized gains (losses) (2)	2,119	—	—	2,119
Net change in unrealized appreciation (depreciation) (3)	(87,705)	—	(38,132)	(125,837)
Sales or repayments (4)	(1,979,466)	—	(223,561)	(2,203,027)
Net discount accretion	25,289	—	—	25,289
Fair value balance as of December 31, 2017	$32,024,350	$2,682,444	$2,814,272	$37,521,066
Change in net unrealized appreciation (depreciation) in investments still held as of December 31, 2017 (3)	$(87,705)	$	$(38,132)	$(125,837)

5.Fair Value of Financial Instruments (continued)

(1)	Includes increases in the cost basis of investments resulting from new and add-on portfolio investments.
(2)	Included in net realized gain (loss) in the statements of operations.

(3)    Included in net change in unrealized appreciation (depreciation) in the statement of operations.

(4)    Includes principal payments/paydowns on debt investments and proceeds from sale of investments.

No securities were transferred into or out of the Level 3 hierarchy during the three months ended March 31, 2018. All realized and unrealized gains and losses are included in earnings and are reported as separate line items within the Company’s statement of operations.

6.	Related Party Transactions

As of March 31, 2018 and December 31, 2017, the Former Advisors owned 4% of the Company’s outstanding shares. CNL is an affiliate of CNL Financial Group, Inc. (“CFG”).  All of the Company’s executive officers as of March 31, 2018 and December 31, 2017 also served as executive officers of CNL and/or other CFG affiliates.

The Former Advisors received distributions from the Company of $81,283 for each of the three months ended March 31, 2018 and 2017, respectively.

The Company was a party to a managing dealer agreement with CNL Securities Corp., an affiliate of CNL. CNL Securities Corp. which served as the managing dealer (the “Managing Dealer”) of the Company’s Offering and in connection therewith received up-front selling commissions of up to 2.00% of gross offering proceeds, up-front dealer manager fees of up to 2.75% of gross offering proceeds and ongoing distribution and shareholder servicing fees at an annualized rate of 1.25% of the Company’s most recently published net asset value per share, excluding shares issued through the distribution reinvestment plan. All or any portion of these fees were re-allowed to participating brokers.

On March 16, 2017, the board of trustees approved an amended and restated managing dealer agreement (the “Managing Dealer Agreement”) between the Company and the Managing Dealer and approved an amended and restated distribution and shareholder servicing plan for the Company (the “Distribution and Shareholder Servicing Plan”) which lowered the ongoing distribution and shareholder servicing fee paid to the Managing Dealer from an annualized rate of 1.25% to an annualized rate of 1.00% of the Company’s net asset value per share.  On April 9, 2018, the Managing Dealer Agreement and the Distribution and Shareholder Servicing Plan were terminated effective April 30, 2018, as further described in Note 13. “Subsequent Events.”

The Company was a party to an investment advisory agreement with CNL (the “Former Investment Advisory Agreement”) for the overall management of the Company’s activities. CNL was a party to a sub-advisory agreement with KKR (the “Former Sub-Advisory Agreement”), under which KKR was responsible for the day-to-day management of the Company’s investment portfolio. Pursuant to the Former Investment Advisory Agreement, CNL earned (i) a management fee equal to an annual rate of 2% of the Company’s average gross assets, and (ii) an incentive fee based on the Company’s performance. The incentive fee consisted of (i) a subordinated incentive fee on income and (ii) an incentive fee on capital gains. CNL compensated KKR for advisory services that it provided to the Company with 50% of the fees that CNL received under the Investment Advisory Agreement.

A subordinated incentive fee on income was payable to the Former Advisors each calendar quarter if the Company’s pre-incentive fee net investment fee income (as defined in the Former Investment Advisory Agreement and approved by the Company’s board of trustees) exceeded the 1.75% quarterly preference return to the Company’s shareholders (the ratio of pre-incentive fee net investment income divided by average adjusted capital).  The Company did not incur any subordinated incentive fee on income during the three months ended March 31, 2018 and 2017.

The annual incentive fees on capital gains recorded for GAAP purposes are equal to (i) 20% of the Company’s realized and unrealized capital gains on a cumulative basis since inception, net of all realized capital losses and unrealized depreciation on a cumulative basis from inception, less (ii) the aggregate amount of any previously paid incentive fees on capital gains. For financial reporting purposes, in accordance with GAAP, the Company includes unrealized appreciation on the investment portfolio in the calculation of incentive fees on capital gains; however, such amounts are not payable by the Company unless and until the net unrealized appreciation is actually realized. The actual amount of incentive fees on capital gains that are due and payable to the Former Advisors is determined at the end of the calendar year. The Company had accrued $0.5 million as incentive fees payable on capital gains as of March 31, 2018.

As further described in Note 13. “Subsequent Events,” on April 9, 2018, the Company terminated the Former Investment Advisory Agreement and concurrently entered into a new investment advisory agreement with the Joint Advisor (the “Joint Advisor Investment Advisory Agreement”).

6.Related Party Transactions (continued)

Under the terms of the Former Investment Advisory Agreement, CNL (and indirectly KKR) was entitled to receive up to 1.5% of gross offering proceeds as reimbursement for organization and offering expenses incurred by the Former Advisors on behalf of the Company. The Former Advisors had incurred organization and offering costs of approximately $5.4 million as of March 31, 2018 on behalf of the Company. The Former Advisors waived the reimbursement of organization and offering expenses in connection with the Company’s gross capital raise received from the Offering from March 1, 2016 (when the Company satisfied the minimum offering requirement) through April 30, 2017 (the “O&O Reimbursement Waiver”). The O&O Reimbursement Waiver did not reduce the amount of organization and offering expenses incurred by the Former Advisors that were eligible for reimbursement in future periods based on subsequent gross capital raised by the Company after April 30, 2017. Gross capital raised by the Company after April 30, 2017 was subject to the maximum organization and offering cost reimbursement of 1.5%. The Former Advisors were entitled to reimbursement of approximately $0.4 million of organization and offering costs for gross capital raised for the period May 1, 2017 through March 31, 2018, all of which had been reimbursed to the Former Advisors as of March 31, 2018. A contingent obligation for the balance of organization and offering costs, subject to reimbursement based on future gross proceeds raised assuming a reinstatement of the Company’s Offering, was approximately $5.0 million as of March 31, 2018.

As further described in Note 13. “Subsequent Events,” on April 30, 2018, the Company terminated its Offering and in conjunction therewith, the Former Advisors agreed to permanently waive their rights to receive reimbursement of approximately $5.0 million of organization and offering expenses that they had incurred on the Company’s behalf.

The Company was a party to an administrative services agreement with CNL (“Former Administrative Services Agreement”), under which CNL performed, or oversaw the performance of, various administrative services on behalf of the Company. Administrative services included investor services, general ledger accounting, fund accounting, maintaining required financial records, calculating the Company's net asset value, filing tax returns, preparing and filing SEC reports, preparing, printing, and disseminating shareholder reports and generally overseeing the payment of the Company's expenses and the performance of administrative and professional services rendered to the Company by others. The Company reimbursed CNL for administrative expenses it incurred in performing its obligations.  The Company terminated the Former Administrative Services Agreement with CNL on April 9, 2018 and concurrently entered into a new Joint Administrative Services Agreement with the Joint Advisor, as further described in Note 13. “Subsequent Events.”

In addition, under the terms of the Former Investment Advisory Agreement, the Former Advisors were entitled to reimbursement of certain expenses incurred on behalf of the Company including expenses incurred in connection with its investment operations and investment transactions.

The Company was a party to an Expense Support and Conditional Reimbursement Agreement, as amended and restated (the “Former Expense Support Agreement”) with the Former Advisors pursuant to which the Former Advisors jointly and severally agreed to pay to the Company some or all of its operating expenses (an “Expense Support Payment”) for each month during the Former Expense Support Payment Period (as defined below) in which the Company’s board of trustees declared a distribution to its shareholders.  Expense Support Payments were made in accordance with the terms of the Expense Support Agreement.  The “Expense Support Payment Period” commenced on March 1, 2016 and terminated effective with the termination of the Former Expense Support Agreement on April 9, 2018, as further described in Note 13. “Subsequent Events.” The Former Advisors were entitled to be reimbursed promptly by the Company (a “Reimbursement Payment”) for Expense Support Payments made with respect to any class of common stock, subject to the limitation that no Reimbursement Payment may be made by the Company to the extent that it would cause the Company’s Other Operating Expenses (as defined in the Former Expense Support Agreement) for such class of common stock to exceed the lesser of (A) 1.75% of average net assets attributable to common shares on an annualized basis after taking such payment into account and (B) the percentage of average net assets attributable to shares of such class of common stock represented by Other Operating Expenses (as defined in the Former Expense Support Agreement) during the period in which such Expense Support Payment from the Former Advisors was made (provided, however, that this clause (B) did not apply to any reimbursement payment which related to an Expense Support Payment from the Former Advisors made during the same period).

6.Related Party Transactions (continued)

Related party fees and expenses incurred on behalf of the Company during the three months ended March 31, 2018 and 2017 are summarized below:

		Three Months Ended March 31,
Related Party	Source Agreement & Description	2018	2017
CNL Securities Corp.	Managing Dealer Agreement: Up-front selling commissions and dealer manager fees	$61,346	$1,210,725
	Distribution and shareholder servicing fees	281,770	199,686
CNL and KKR	Investment Advisory Agreement: Base management fees (investment advisory fees) (1)	889,708	370,099
	Incentive fee on capital gains (3)	216,583	37,819
	Organization and offering expense reimbursement	19,973	―
KKR	Investment Sub-Advisory Agreement: Investment expenses reimbursement (1)(2)	4,136	2,783
CNL	Administrative Services Agreement: Administrative and compliance services (1)	156,982	137,567
CNL and KKR	Expense Support Provided	(585,607)	(657,974)

(1)	Expenses subject to Expense Support.
(2)

Includes reimbursement of fees related to transactional expenses for prospective investments, including fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs.  Broken deal costs were approximately $2,907 and $2,036 for the three ended March 31, 2018 and 2017, respectively.

(3)

Incentive fees on capital gains are included in performance-based incentive fees in the condensed statements of operations. The following table provides additional details for the incentive fee on capital gains for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
Incentive fee on Capital Gains	2018	2017
Accrued incentive fee as of January 1,	$279,397	$167,068
Incentive fee on capital gains during the three months ended March 31,	216,583	37,819
Less: Incentive fee on capital gains paid to the Advisors during the three months ended March 31,	―	―
Accrued incentive fee as of March 31,	495,980	204,887
Less: Accrued incentive fee on capital gains attributable to unrealized gains as of March 31,	(495,980)	(204,887)
Incentive fee on capital gains earned by and payable to the Advisors as of March 31,	$—	$—

As of March 31, 2018, the amount of Expense Support Payments provided by the Former Advisors since inception is approximately $5.4 million.  Management believed that reimbursement payments by the Company to the Former Advisors were not probable under the terms of the Expense Support Agreements as of March 31, 2018.  As described further in Note 13. “Subsequent Events,” the Former Advisors waived their right to reimbursement of Expense Support Payments described above of approximately $5.4 million  effective April 30, 2018.

6.Related Party Transactions (continued)

The following table presents amounts due to Advisors as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Due from the Advisors:
Expense support	$190,587	$491,992
Total due from Advisors	190,587	491,992

Due to the Advisors:
Base management fees (investment advisory fees)	588,876	556,378
Operating expense reimbursement	101,941	145,763
Offering expense reimbursement	―	77,012
Total due to Advisors	690,817	779,153
Net due (to) from Advisors	$(500,230)	$(287,161)

Indemnification - The Former Investment Advisory Agreement, the Former Sub-Advisory Agreement and the Former Administrative Services Agreement each contained certain indemnification provisions in favor of the Former Advisors, their respective directors, officers, associated persons, and their affiliates. The Managing Dealer Agreement contained certain indemnification provisions in favor of the managing dealer and each participating broker and their respective officers, directors, partners, employees, associated persons, agents and control persons. In addition, the Company’s declaration of trust contains certain indemnification provisions in favor of the Company’s officers, trustees, agents, and certain other persons. As of March 31, 2018, management believed that the risk of incurring any losses for such indemnification was remote.  As described further in Note 13. “Subsequent Events,” the Company terminated all agreements with the Former Advisors.

7.	Distributions

The Company’s board of trustees declared distributions of $0.011250 per share for 13 weekly record dates beginning on January 2, 2018 through and including March 27, 2018. Distributions were paid on January 31, 2018, February 28, 2018, and March 28, 2018.

The total and the sources of declared distributions on a GAAP basis for the three months ended March 31, 2018 and 2017 are presented in the tables below.

	Three Months Ended March 31,
	2018			2017
	Per Share	Amount	Allocation	Per Share	Amount	Allocation
Total Declared Distributions	$0.15	$1,867,706	100.0%	$0.15	$1,020,988	100.0%
From net investment income	0.09	1,190,926	63.8%	0.09	620,170	60.7%
From net realized gains	0.02	159,212	8.5%	0.02	163,374	16.0%
Distributions in excess of net investment income	0.04	517,568	27.7%	0.04	237,444	23.3%

Net investment income includes Expense Support Payments of $585,607 and $657,974 which supported distributions of $1,867,706 and $1,020,988 during the three months ended March 31, 2018 and 2017, respectively.  Sources of distributions, other than net investment income and realized gains on a GAAP basis, include (i) the ordinary income component of prior year tax basis undistributed earnings and (ii) required adjustments to GAAP net investment income and realized gains in the current period to determine taxable income available for distributions. The following table summarizes the primary sources of differences between (i) GAAP net investment income and realized gains and (ii) taxable income available for distributions that contribute to tax-related distributions in excess of net investment income for the three months ended March 31, 2018 and 2017.

7.	Distributions (continued)

Three Months Ended March 31,	2018(1)	2017 (1)
Ordinary income component of tax basis undistributed earnings	$317,319	$222,589
Unearned performance-based incentive fees on unrealized gains	216,583	37,819
Marked-to-market foreign exchange forward contacts	89,641	―
Organization and offering expenses	16,553	―
Distribution and shareholder servicing fees	281,770	199,686
Total (1)	$921,866	$460,094

(1)	The above table does not represent all adjustments to calculate taxable income available for distributions.

For the three months ended March 31, 2018, the tax-related sources of distributions of $921,866 were greater than the distributions in excess of net investment income of $517,568.  As a result, the Company estimates that none of the distributions declared during the three months ended March 31, 2018 would be classified as a tax basis return of capital.  None of the distributions declared during the three months ended March 31, 2017 were classified as a tax basis return of capital.

8.	Fee Income

Fee income, which is nonrecurring, consisted of the following:

	Three Months Ended March 31,
Fee Income	2018	2017
Capital structuring fees	$39,345	$-
Amendment fees	984	21,261
Consent fees	—	1,112
Other	1,358	—
Total	$41,687	$22,373

9.	Share Transactions

The following table summarizes the total shares issued and proceeds received in connection with the Company’s Offering for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018(1)		2017
	Shares	Amount	Shares	Amount
Gross proceeds	136,070	$1,331,500	2,633,597	$25,760,948
Up-front selling commissions and dealer manager fees	―	(61,346)	―	(1,210,725)
Net proceeds to company	136,070	1,270,154	2,633,597	24,550,223
Reinvestment of distributions	99,684	930,498	65,902	613,698
Net proceeds	235,754	2,200,652	2,699,499	$25,163,921
Average net proceeds per share	$9.33		$9.32

(1)	The Company suspended its Offering to new investors effective January 10, 2018. However, the Company continues to issue new shares under its distribution reinvestment plan.

On February 7, 2017, the Company’s board of trustees increased the public offering price of the Company’s continuous public offering of common stock from $9.75 per share to $9.80 per share. This increase in the Company’s public offering price became effective as of February 7, 2017. As a result of the increase in the Company’s public offering per share, the Company’s maximum sales load per share and the net proceeds per share correspondingly increased from $0.463 to $0.466 and from $9.29 to $9.33, respectively.

9.	Share Transactions (continued)

From inception through the suspension of the Company’s Offering on January 10, 2018, the Company raised gross proceeds of approximately $123.6 million (12.8 million shares) through its Offering, including approximately $3.4 million (0.4 million shares) through its distribution reinvestment plan. Following the suspension of its Offering, the Company has and will continue to issue shares pursuant to its distribution reinvestment plan. From the suspension of its Offering through March 31, 2018, the Company had issued approximately $0.9 million (0.1 million shares) through its distribution reinvestment plan. The Company terminated its Offering effective April 30, 2018 as described in Note 13. “Subsequent Events.”

The Company conducts quarterly tender offers pursuant to its share repurchase program. The Company currently limits the number of shares to be repurchased during any calendar year to the number of shares it can repurchase with the proceeds it receives from the issuance of shares of its common stock under is distribution reinvestment plan. At the discretion of the Company’s board of directors, the Company may also use cash on hand, cash available from borrowings and cash from the sale of investments as the end of the applicable period to repurchase shares. The Company limits repurchases in each quarter to 2.5% of the weighted average number of shares of common stock outstanding. The Company’s board of directors may amend, suspend or terminate the share repurchase program upon 30 days’ notice.

The following table is a summary of the share repurchases completed as of March 31, 2018.

Repurchase Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	No. of Shares Repurchased/Total Offer	Price Paid Per Share
Feb. 20, 2018	249,708	91,276	$839,740	37%	$9.20

10.	Borrowings

On July 14, 2017, the Company entered into a senior secured revolving credit agreement (the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility (the “Revolving Credit Facility”) consisting of loans to be made in dollars and other foreign currencies in an initial aggregate principal amount of $70 million.

Under the Revolving Credit Facility, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities.  The Company was in compliance with all covenants required by the Revolving Credit Facility as of March 31, 2018.

As of March 31, 2018 and December 31, 2017, the principal amount outstanding on the Revolving Credit Facility was approximately $60.2 million and $53.0 million, respectively.  Of the $60.2 million principal outstanding as of March 31, 2018, approximately $2.7 million and $0.5 million were denominated in Euros and British Pound Sterling, respectively. There were no borrowings denominated in foreign currencies as of December 31, 2017.

The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the Revolving Credit Facility for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018	2017
Interest Expense	$593,049	—
Unused commitment fees	19,876	—
Amortization of deferred financing costs	25,303	—
Total interest expense	$638,228	$—
Weighted average interest rate	4.5%	—
Average borrowings	$54,098,948	$—

The weighted average stated interest rate and weighted average remaining years to maturity of the Company’s outstanding borrowings as of March 31, 2018 were approximately 4.5% and 2.3 years, respectively.

11.	Commitments & Contingencies

Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s condensed statements of assets and liabilities.  Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.  The Company has sufficient liquidity to fund these commitments.  As of March 31, 2018, the Company’s unfunded commitments consisted of the following:

Category / Portfolio Company
Unfunded Term Loan Commitments:
Access CIG, LLC	$33,056
Berner Food & Beverage, LLC	2,623,017
Frontline Technologies Group, LLC	889,323
ID Verde (1)	333,428
Revere Superior Holdings, Inc.	646,290
Wheels Up Partners, LLC	1,654,383
Unfunded Revolving Loan Commitments:
Revere Superior Holdings, Inc.	319,150
SMART Global Holdings, Inc.	96,463
Bridge Loan Commitments:
Ply Gem Holdings, Inc.	5,624,770
Asset Based Finance:
KKR Zeno Aggregator, LP	5,573,280
Unfunded Equity Commitments:
Polyconcept North America	25,737
Total Unfunded Commitments	$17,818,897

(1) Local currency commitment amount is denominated in Euros. As of March 31, 2018, €1 equaled approximately US $1.23.

The Company funds its commitments as it receives funding notices from the portfolio companies.  At March 31, 2018, the Company’s unfunded commitments have a fair value of $(17,391).

As of March 31, 2018, the Company had contingent obligations to reimburse its Former Advisors for approximately $5.4 million and $5.0 million of expense support and organization and offering expenses, respectively. On April 30, 2018, the Former Advisors agreed to permanently waive the Company’s obligation to reimburse the Former Advisors approximately $5.4 million in expense support payments not previously reimbursed under the Former Expense Support Agreement and approximately $5.0 million of organization and offering expenses that they had incurred on the Company’s behalf. See Note 6. “Related Party Transactions” and Note 13. “Subsequent Events”.

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company had no such guarantees outstanding as of March 31, 2018.

12.Financial Highlights

The following is a schedule of financial highlights for one share of common stock during the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Period	$9.20	$9.26
Net investment income (loss), before expense support (1)	0.05	(0.01)
Expense support(1)	0.04	0.09
Net investment income(1)	0.09	0.08
Net realized and unrealized gains(1)(2)	0.10	0.04
Net increase resulting from investment operations	0.19	0.12
Distributions from net investment income(3)	(0.09)	(0.09)
Distributions from net realized gains(3)	(0.02)	(0.02)
Distributions in excess of net investment income (3)(4)	(0.04)	(0.04)
Net decrease resulting from distributions to common shareholders	(0.15)	(0.15)
Issuance of common stock above net asset value (5)	—	0.02
Net increase resulting from capital share transactions	—	0.02
Net Asset Value, End of Period	$9.24	$9.25

OPERATING PERFORMANCE PER SHARE
Total Investment Return-Net Price(6)	0.5%	1.2%
Total Investment Return-Net Asset Value(7)	2.0%	1.5%

RATIOS/SUPPLEMENTAL DATA (all amounts in thousands except ratios)
Net assets, end of period	$118,238	$79,967
Average net assets(8)	$118,135	$65,418
Average borrowings(8)	$54,099	$—
Shares outstanding, end of period	12,801	8,644
Weighted average shares outstanding	12,776	7,054

Ratios to average net assets:(8)
Total operating expenses before expense support	2.41%	1.94%
Total operating expenses after expense support	1.91%	0.94%
Net investment income	1.01%	0.95%
Portfolio turnover rate	17%	28%

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)

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

(3)

The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the entire period; distributions per share are rounded to the nearest $0.01.

(4)	See Note 7. "Distributions" for further information on the source of distributions from other than net investment income and realized gains.
(5)

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

12.Financial Highlights (continued)

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

The Company’s repurchase of common stock under its share repurchase program at $9.20 per share, as described in Note 9. “Share Transactions,” did not cause a reduction to net asset value during the three months ended March 31, 2018.

13.	Subsequent Events

On April 9, 2018, the Company entered into the Joint Advisor Investment Advisory Agreement with the Joint Advisor, which replaced the Former Investment Advisory Agreement with the Former Advisors. Pursuant to the Joint Advisor Investment Advisory Agreement, the Company will pay the Joint Advisor a fee for their services consisting of two components – a base management fee based on the average value of the Company’s gross assets and an incentive fee based on the Company’s performance. Under the Joint Advisor Investment Advisory Agreement, the base management fee calculation will be at an annual rate of 1.50% of the average value of the Company’s gross assets, as compared to the annual rate of 2.00% under the Former Investment Advisory Agreement. Under the Joint Advisor Investment Advisory Agreement, the Joint Advisor will serve as the sole investment adviser of the Company.  The terms of the incentive fee are substantially the same as those of the Former Investment Advisory Agreement.

On April 9, 2018, the Company also entered into the Joint Administrative Services Agreement, which replaced the Former Administrative Services Agreement. Under the Joint Advisor Administrative Services Agreement, the Joint Advisor will serve as the Company’s administrator.  The terms of the Joint Administrative Services Agreement, including the services to be provided by the Joint Advisor as administrator and the amount of reimbursements to be paid by the Company for certain administrative expenses, are substantially the same as those of the Former Administrative Services Agreement.

Concurrently with the Company’s entry into the Joint Advisor Investment Advisory Agreement and the Joint Administrative Services Agreement, on April 9, 2018, the Company entered into a new Joint Advisor Expense Support Agreement, which replaced the Former Expense Support Agreement. The Joint Advisor Expense Support Agreement is substantially similar to the Former Expense Support Agreement.

On April 5, 2018, in anticipation of the transition of investment advisory services to the Joint Advisor, and due to the January 10, 2018 suspension of the Company’s continuous public offering of its common shares, the board of trustees approved the termination, effective as of April 30, 2018, of (i) the Managing Dealer Agreement with an affiliate of CNL, and (ii) the Company’s Distribution and Shareholder Servicing Plan.

Additional information on the above agreements can be located in the Company’s Form 8-K filed with the SEC on April 9, 2018.

On April 30, 2018, the Company’s Former Advisors agreed to permanently waive the Company’s obligation to reimburse the Former Advisors approximately $5.4 million in expense support payments not previously reimbursed under the Former Expense Support Agreement. The reimbursement of these amounts had been subject to certain conditions, as described further below in “Capital Resources and Liquidity – Expense Support and Reimbursement Arrangements with Our Former Advisor.”

13.	Subsequent Events (continued)

Furthermore, in conjunction with the termination of the Company’s Offering on April 30, 2018, the Former Advisors agreed to permanently waive their rights to receive reimbursement of approximately $5.0 million of organization and offering expenses that they incurred on the Company’s behalf.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based on the unaudited condensed financial statements as of March 31, 2018 and December 31, 2017, and for the three months ended March 31, 2018 and 2017. Amounts as of December 31, 2017 included in the unaudited condensed financial statements have been derived from the audited financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed financial statements and the notes thereto, as well as, the audited financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the period ended December 31, 2017. Capitalized terms used in this Item 2 have the same meaning as in the accompanying unaudited condensed financial statements in Item 1 unless otherwise defined herein.

Statement Regarding Forward-Looking Information

The following information contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements generally are characterized by the use of terms such as “may,” “should,” “plan,” “anticipate,” “estimate,” “intend,” “predict,” “believe” and “expect” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: persistent economic weakness at the global or national level, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global capital market conditions, our ability to obtain or maintain credit lines or credit facilities on satisfactory terms, changes in interest rates, availability of proceeds from our offering of shares, our ability to identify suitable investments, our ability to close on identified investments, our ability to obtain or maintain our qualification as a regulated investment company and as a business development company, the ability of our investment adviser and their affiliates to attract and retain highly talented professionals, inaccuracies of our accounting estimates, the ability of our investment adviser to locate suitable borrowers for our loans and the ability of such borrowers to make payments under their respective loans. Given these uncertainties, we caution you not to place undue reliance on such statements, which apply only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K filing for the period ended December 31, 2017 and Item 1A in Part II of this Quarterly Report.

The forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 27A of the Securities Act and Section 21E of the Exchange Act.

Overview

We are a non-diversified closed-end management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940 Act (as amended, the “1940 Act”). We commenced operations on March 1, 2016 when we satisfied our minimum offering requirement. Formed as a Delaware statutory trust on August 12, 2014, we were externally managed by CNL Fund Advisors II, LLC (“CNL”) and KKR Credit Advisors (US) LLC (“KKR”), (collectively, our “Former Advisor”) through April 8, 2018 under a Former Investment Advisory Agreement and under a Former Administrative Services Agreement (as defined and further described below under “Changes to Advisory Structure and Other Agreements).”

On April 9, 2018, we entered into a new investment advisory agreement (the “Joint Advisor Investment Advisory Agreement”) with FS/KKR Advisor, LLC (the “Joint Advisor”), a newly-formed entity that is jointly operated by KKR and an affiliate of Franklin Square Holdings, L.P. (“FS Investments”). The Joint Advisory Investment Advisory Agreement replaced the Former Investment Advisory Agreement with KKR and CNL, as further described below under “Changes to Advisory Structure and Other Agreements.” In addition, we entered into a new administrative services agreement with the Joint Advisor (the “Joint Administrative Services Agreement”), which replaced the Former Administrative Services Agreement between us and CNL, as further described below under “Changes to Advisory Structure and Other Agreements.”

Through April 8, 2018, our Former Advisors were, and commencing April 9, 2018, our Joint Advisor is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments, determining the securities and other assets that we purchase, retain or sell and monitoring our portfolio on an ongoing basis, as well as providing the administrative services necessary for our company to operate. Our Former Advisors were, and our Joint Advisor is, registered as investment advisers with the SEC.

We have elected to be taxed as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986 (as amended, the “Code”) and operated in a manner as to qualify for tax treatments applicable to RICs.

Changes to Advisory Structure and Other Agreements

In December 2017, our board of trustees approved an investment advisory agreement and administrative services agreement to be entered into between us and our Joint Advisor (subject to approval by our shareholders).  In January 2018, we filed a definitive proxy statement soliciting shareholder approval of these new agreements, each of which would replace the Former Investment Advisory Agreement and the Former Administrative Services Agreement with our Former Advisors. The Company’s shareholders approved these agreements at a special meeting on March 26, 2018.

On April 9, 2018, we entered into the Joint Advisor Investment Advisory Agreement, which replaced the Investment Advisory Agreement, dated September 24, 2015, by and between us and our Former Advisors. We will pay the Joint Advisor a fee for its services under the Joint Advisor Investment Advisory Agreement consisting of two components – a base management fee based on the average value of the Company’s gross assets and an incentive fee based on the Company’s performance. Under the Joint Advisor Investment Advisory Agreement, the base management fee calculation will be at an annual rate of 1.50% of the average value of the Company’s gross assets, as compared to the annual rate of 2.00% under the Former Investment Advisory Agreement. Under the Joint Advisor Investment Advisory Agreement, the Joint Advisor serves as our sole investment adviser. The terms of the incentive fee are substantially the same as those of the Former Investment Advisory Agreement.

On April 9, 2018, we also entered into the Joint Administrative Services Agreement, which replaced the Former Administrative Services Agreement, dated September 24, 2015, by and between the Company and CNL (one of our Former Advisors). Under the Joint Administrative Services Agreement, the Joint Advisor will serve as the Company’s administrator.  The terms of the Joint Administrative Services Agreement, including the services to be provided by the Joint Advisor and the amount of reimbursements to be paid by us for certain administrative expenses, will be substantially the same as those of the Former Administrative Services Agreement.

Concurrently with our entry into the Joint Advisor Investment Advisory Agreement and the Joint Administrative Services Agreement, on April 9, 2018, we entered into a new expense support and conditional reimbursement agreement with the Joint Advisor (the “Joint Advisor Expense Support Agreement”), which replaced the Fourth Amended and Restated Expense Support and Conditional Reimbursement Agreement, dated January 22, 2018, by and among us and the Former Advisors (the “Former Expense Support Agreement”). The Joint Advisor Expense Support Agreement is substantially similar to the Former Expense Support Agreement.

On April 5, 2018, in connection with the transition of investment advisory services to the Joint Advisor and due to the January 10, 2018 suspension of our continuous public offering of our common shares (the “Offering”), the Company’s board of trustees approved the termination, effective as of April 30, 2018, of (i) the Amended and Restated Managing Dealer Agreement with an affiliate of CNL that became effective on April 28, 2017, and (ii) our amended and restated distribution and shareholder servicing plan that became effective on April 28, 2017. We will not incur any distribution and shareholder servicing fees subsequent to the April 30, 2018 termination of the plan.

Additional information on the above agreements can be located in our Form 8-K filed with the SEC on April 9, 2018.

On April 30, 2018, our Former Advisors agreed to permanently waive our obligation to reimburse the Former Advisors approximately $5.4 million in expense support payments not previously reimbursed under our Former Expense Support Agreement. The reimbursement of these amounts had been subject to certain conditions, as described further below in “Capital Resources and Liquidity – Expense Support and Reimbursement Arrangements with Our Former Advisor.”

On April 30, 2018, we also terminated our Offering.  In conjunction therewith, the Former Advisors agreed to permanently waive their rights to receive reimbursement of approximately $5.0 million of organization and offering expenses to which they had been entitled to collect from us to the extent we reinstated our offering of our common shares, subject to certain conditions, as described further below in “Capital Resources and Liquidity - Expense Support and Reimbursement Arrangements with Our Former Advisor.”

Our Common Stock Offering

In December 2017, in conjunction with approving changes to our advisory structure described above, our board of trustees announced that we would suspend our Offering to new investors and on January 10, 2018, we suspended our Offering. From inception through the suspension of our Offering, we raised gross proceeds of approximately $123.6 million (12.8 million shares) through our Offering, including approximately $3.4 million (0.4 million shares) through our distribution reinvestment plan. Following the suspension of our Offering, we have and will continue to issue shares pursuant to our distribution reinvestment plan. From the suspension of our Offering through April 30, 2018, we had issued approximately $1.2 million (0.1 million shares) through our distribution reinvestment plan. We formally terminated our Offering effective April 30, 2018, as described above in “Overview – Changes to Advisory Structure and Other Agreements.”

Investment Objective, Investment Program, and Primary Investment Types

Our investment objective is to provide our shareholders with current income and, to a lesser extent, long-term capital appreciation. We pursue our investment objective by investing primarily in the debt of privately owned and thinly traded U.S. companies with a focus on originated transactions sourced through the network of our Joint Advisor. On April 3, 2018, the Company obtained an amended exemptive order (the “SEC Exemptive Order”) from the SEC extending the co-investment exemptive relief previously granted by the SEC to the Company in June 2017 to allow the Company, together with the other business development companies managed by the Joint Advisor, to co-invest in privately negotiated investment transactions with certain other accounts managed by KKR. We define originated transactions as any investment where our investment adviser negotiates the terms of the transaction beyond just the price, which, for example, may include negotiating financial covenants, maturity dates or interest rate terms (the “Directly Originated Transactions”). Additionally, we have the ability to participate in other originated transactions where there may be third parties involved, or a bank acting as an intermediary, for a closely held club, or similar transactions (the “Other Originated Transactions”). We refer to Other Originated Transactions and our Directly Originated Transactions collectively as our “Originated Strategies.” A substantial portion of our portfolio will consist of senior and subordinated debt, which we believe offer potential opportunities for attractive risk-adjusted returns and income generation. Our debt investments may take the form of corporate loans or bonds, may be secured or unsecured and may, in some cases, be accompanied by warrants, options or other forms of equity participation. We may separately purchase common or preferred equity interests in transactions. We may also co-invest with third parties through partnerships, joint ventures or other entities, thereby acquiring jointly controlled or non-controlling interest in certain investments in conjunction with participation by one or more parties in such investment.

Our investment strategy consists of carefully selecting investments through rigorous due diligence and actively managing and monitoring our investment portfolio. When evaluating an investment and the related portfolio company, we use the resources of our Joint Advisor to develop an investment thesis and a proprietary view of a potential portfolio company’s intrinsic value. We believe our flexible approach to investing allows us to take advantage of opportunities that offer favorable risk/reward characteristics.

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

•

Asset Based Finance. We may invest in investments that are primarily collateralized by hard assets, financial assets or investments in specialty finance platforms that provide exposure to hard assets or financial assets.  Our asset based finance investments may be in the form of debt, equity, derivatives or private placement funds.

•	Derivatives. We may invest in various types of derivatives, including total return swaps, interest rate swaps and foreign currency forward contracts and options.
•

Investments with Third-Parties. We may co-invest with third parties through partnerships, joint ventures or other entities, thereby acquiring jointly-controlled or non-controlling interests in certain investments in conjunction with participation by one or more third parties in such investment. Such joint venture partners or third party managers may include former Joint Advisor personnel or associated persons.

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

Operating Expenses

Our primary operating expenses include an investment advisory fee, administrative expenses, custodian and accounting fees, distribution and shareholder servicing fees, other third-party professional services and expenses and, depending on our operating results, performance-based incentive fees. The investment advisory fee and performance-based incentive fees compensate the Advisors for their services in identifying, evaluating, negotiating, closing and monitoring our investments. As stated above in “Overview – Changes to the Advisory and Other Agreements,” in April 2018, we entered into new agreements with our new Joint Advisor.

Financial and Operating Highlights

The following table presents financial and operating highlights as of March 31, 2018 and December 31, 2017, and for the three months ended March 31, 2018 and 2017:

	March 31,	December 31,
As of	2018	2017
Total assets	$184,457,699	$175,079,111
Adjusted total assets (Total assets, net of payable for investments purchased)	$180,373,670	$170,859,118
Investments in portfolio companies	$168,004,063	$163,910,590
Borrowings	$60,215,634	$53,000,000
Net assets	$118,237,618	$116,471,036
Net asset value per share	$9.24	$9.20

	March 31,
Activity for the three months ended	2018	2017
Average net assets	$118,134,684	$65,418,297
Average borrowings under credit facility	$54,098,948	$—
Purchases of investments	$31,533,764	$40,946,950
Sales, principal payments and other exits	$28,648,308	$18,538,252
Net investment income	$1,190,926	$620,170
Net realized gains on investments and foreign currency transactions	$159,212	$163,374
Net change in unrealized appreciation on investments and foreign currency translation	$923,238	$23,725
Net increase in net assets resulting from operations	$2,273,376	$807,269
Total distributions declared	$1,867,706	$1,020,988
Net investment income before unearned incentive fees per share	$0.11	$0.09
Net investment income per share	$0.09	$0.09
Earnings per share	$0.18	$0.11
Distributions declared per share outstanding for the entire period	$0.15	$0.15

	March 31,
Summary of Common Stock Offering for the three months ended	2018	2017
Gross proceeds, excluding reinvestment of distributions	$1,331,500	$25,760,948
Net proceeds to Company, excluding reinvestments of distributions	$1,270,154	$24,550,223
Reinvestment of distributions	$930,498	$613,698
Average net proceeds per share	$9.33	$9.32
Shares issued in connection with Offering, excluding reinvestments of distributions	136,070	2,633,597
Shares issued in connection with reinvestment of distributions	99,684	65,902

Business Environment

Our focus is on investments in credits that offer an illiquidity premium. We believe originated credits can offer attractive risk-adjusted returns and offer investors an investment option to access these returns with lower market volatility than traditional assets. During the three months ended March 31, 2018, the worst returns for the broader High Yield credit market since 2015 were recorded. The High Yield (“HY”) index returned -0.93% as investors began to realize that increased market volatility and higher interest rates were inevitable consequences of the end of Quantitative Easing by the Fed and inflationary pressures. The quarter also witnessed the threat of a trade war with China and losses in technology stocks. While overall HY market returns are negative, there has been a broad dispersion of returns by rating and by asset class. Investment grade returns were -2.2% given the tight historic spreads and duration risk. Similarly the BBB, BB, B and CCC indices were -2.1%, -1.6%, -0.5% and +0.4%. Extending this trend, floating rate leveraged loans delivered +1.4% for the quarter.

Our focus is on investments in credits that offer an illiquidity premium (i.e. they may not be traded on an open market and therefore would not be subject to the same technical pressures of more traded assets). We believe originated credits offer highly attractive risk-adjusted returns today. Our focus in also broadly on floating rate risk to offset investors’ interest concerns. We believe our business development company offers a route for investors to access this risk profile without being subject to the technical pressures of more broadly syndicated or traded assets.

Portfolio and Investment Activity

Portfolio Investment Activity for the three months ended March 31, 2018 and 2017.

The following table summarizes our investment activity as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017:

	Investment Portfolio
	March 31, 2018	December 31, 2017
Total fair value	$168,004,063	$163,910,590
No. portfolio companies	88	82
No. debt investments	101	94
No. equity/other investments	5	4
Weighted average annual yield of debt investments (1)	9.2%	8.6%

(1)

The weighted average annual yield for our debt investments is computed as (i) the sum of (a) the annual interest rate of each accruing debt investment multiplied by its par amount as of the end of the applicable reporting period, plus (b) the annual accretion (amortization) of any discount/(premium), if any, for each accruing debt investment, divided by (ii) the total amortized cost of all accruing debt investments as of the end of the applicable reporting period. The weighted average yield on our investments does not represent the return to our shareholders, because it does not take into account the impact of leverage, fund expenses or any sales load. For data on investment returns, including the method of calculation, see Note 12. “Financial Highlights” in our financial statements.

	Investment Portfolio Activity Summary
	Three Months Ended March 31,
	2018	2017
Purchases of investments:
Senior secured loans – first lien	$25,072,726	$27,513,076
Senior secured loans – second lien	272,838	6,029,194
Other senior secured debt	805,676	—
Subordinated debt	4,158,384	7,404,680
Asset based finance	1,224,140	—
Total	$31,533,764	$40,946,950
Sales, principal payments and other exits:
Senior secured loans – first lien	$23,403,572	$15,390,108
Senior secured loans – second lien	1,470,855	2,035,800
Other senior secured debt	992,813	—
Subordinated debt	2,781,068	1,112,344
Total	$28,648,308	$18,538,252
Portfolio Company Additions	29	8
Portfolio Company Exits	(23)	(7)
Debt Investment Additions	50	13
Debt Investment Exits	(43)	(10)

Since obtaining co-investment exemptive relief from the SEC in June 2017, we have increased our focus on Originated Strategies as a main element of our investment strategy.  Directly Originated Transactions give us the opportunity to participate in those investments alongside KKR’s institutional clients and proprietary funds and starting in April 2018, our amended SEC Exemptive Order allows us to participate together with other business development companies managed by the Joint Advisor. See “Overview – Investment Objective, Investment Program and Primary Investment Types” above for further information regarding our increased focus on Originated Strategies.

The following summarizes our investment activity associated with our investment focus on new originated debt investments during the three months ended March 31, 2018 and the status of originated investments held in the Investment Portfolio as of March 31, 2018:

Directly Originated Transactions Activity for the Three Months Ended	March 31, 2018
Number of investments, by issuer	6
Total amount of investments, at cost (1)	$9,491,977
Percentage of total investment activity	30.1%
Fee income recognized in connection with directly originated investments	$39,345

Other Originated Transactions Activity for the Three Months Ended	March 31, 2018
Number of investments, by issuer	1
Total amount of investments, at cost (1)	$447,920
Percentage of total investment activity	1.4%

Directly Originated Transactions Investment Summary as of	March 31, 2018
Total investments, at fair value	$39,827,808
Percentage of total investment portfolio, at fair value	23.7%
Weighted average annual yield of debt investments (2)(3)	9.4%

Other Originated Transactions Investment Summary as of	March 31, 2018
Total investments, at fair value	$8,698,769
Percentage of total investment portfolio, at fair value	5.2%
Weighted average annual yield of debt investments (2)(3)	11.2%

(1)	The total amount of investments, at cost, includes new issuers during the reporting periods and any follow-on investments from existing issuers.
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

(3)

The weighted average annual yield of originated debt investments is higher than what our investors will realize because it does not reflect the impact of leverage, fund expenses or any sales load. Total investment return – net price and total investment return – net asset value were 0.5% and 2.0%, respectively, for the three months ended March 31, 2018, as compared to 5.5% and 5.8% for the year ended December 31, 2017. See Note 12. “Financial Highlights” in our financial statements for information on how such returns were calculated.

The changes in the fair value of our investment portfolio are directly related to (i) the changes in their cost basis as a result of incremental purchases and (ii) the changes in fair value for assets held at the beginning and end of the period. The net change in unrealized appreciation for the three months ended March 31, 2018 was $820,093. See “Results of Operations – Net Change in Unrealized Appreciation or Depreciation” below for further details relating to the changes.

	March 31, 2018		December 31, 2017
Asset Category	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior debt
Senior secured loans - first lien	$92,512,857	$93,287,928	$93,789,182	$93,689,272
Senior secured loans - second lien	32,605,486	33,255,385	32,887,329	33,341,406
Other senior secured debt	6,198,834	6,250,960	6,017,741	6,060,052
Total senior debt	131,317,177	132,794,273	132,694,252	133,090,730
Subordinated debt	26,940,795	27,215,076	23,514,477	23,969,734
Asset based finance	3,913,306	3,977,847	2,689,166	2,682,444
Equity	4,077,925	4,016,867	4,077,926	4,167,682
Total	$166,249,203	$168,004,063	$162,975,821	$163,910,590

The weighted average yield on debt investments at amortized cost held in our investment portfolio as of March 31, 2018, and December 31, 2017 were as follows:

Asset Category	March 31, 2018	December 31, 2017
Senior debt (1)
Senior secured loans - first lien	9.3%	8.4%
Senior secured loans - second lien	10.6%	10.0%
Other senior secured debt	7.4%	7.4%
Subordinated debt(1)	7.6%	7.6%

(1)

The weighted average yield on debt investments is based on amortized cost as of the end of the applicable period.  The weighted average yield for our debt investments is computed as (i) the sum of (a) the annual interest rate of each accruing debt investment multiplied by its par amount as of the end of the applicable reporting period, plus (b) the annual accretion (amortization) of any discount or (premium), if any, for each accruing debt investment, divided by (ii) the total amortized cost of all accruing debt as of the end of the applicable reporting period.  The weighted average annual yield on our investments does not represent the return to our shareholders because it does not take into account the impact of leverage, fund expenses or any sales load. For data on investment returns, including the method of calculation, see Note 12. “Financial Highlights” in our financial statements.

The following table presents a summary of interest rate and maturity statistics for the debt investments, based on par value, in our investment portfolio as of March 31, 2018 and December 31, 2017:

Floating interest rate debt investments:	March 31, 2018	December 31, 2017
Percent of debt portfolio	79.9%	81.7%
Percent of floating rate debt investments with interest rate floors	96.4%	99.5%
Weighted average interest rate floor	1.0%	1.0%
Weighted average coupon spread to base rate	633 bps	612 bps
Weighted average years to maturity	5.0	5.0

Fixed interest rate debt investments:
Percent of debt portfolio	20.1%	18.3%
Weighted average coupon rate	8.1%	7.9%
Weighted average years to maturity	6.0	6.0

All of our floating interest rate debt investments have base rate reset frequencies of less than twelve months with the majority resetting at least quarterly. USD three-month LIBOR, the most prevalent index employed among our floating interest rate debt investments, ranged between 1.70% and 2.31%, and 1.00% and 1.16% during the three months ended March 31, 2018 and 2017, respectively, and was 2.31% and 1.69% on March 31, 2018 and December 31, 2017, respectively. Base rate resets for floating interest rate investments will only result in interest income increases when the reset base interest rate exceeds the associated interest rate floor.

Our weighted forward looking annual yield on debt investments was 9.2%, as based on amortized cost, as of March 31, 2018, as compared to 8.6% as of December 31, 2017. The weighted average yield on debt investments is higher than what our investors will realize because it does not reflect our expenses or any sales load. Total investment return – net price and total investment return – net asset value were 0.5% and 2.0%, respectively, for the three months ended March 31, 2018, as compared to 5.5% and 5.8%, respectively, for the year ended December 31, 2017. See Note 12. “Financial Highlights” in our financial statements for information on how such returns were calculated.

The following table shows the credit ratings of the investments in our investment portfolio, based upon the rating scale of Standard & Poor’s Ratings Services, as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
Standard & Poor’s rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
BB+	$6,738	—%	$—	—%
BB-	4,178,846	2.5	4,227,383	2.6
B+	3,239,652	1.9	5,251,321	3.2
B	33,810,758	20.1	38,141,792	23.3
B-	23,541,138	14.0	30,786,565	18.8
CCC+	36,160,013	21.5	32,581,461	19.9
CCC	18,219,586	10.9	14,501,370	8.8
CCC-	1,017,568	0.6	838,017	0.5
Not Rated	47,829,764	28.5	37,582,681	22.9
Total	$168,004,063	100.0%	$163,910,590	100.0%

As of March 31, 2018, we had one debt investment (an originated investment) held in our investment portfolio with a par value of €1.2 million that featured a PIK interest provision for some or all of the portfolio company’s interest payment obligation.  However, as of March 31, 2018, none of our investments had an active PIK election.  As of March 31, 2018, we did not have any debt investments which featured PIK interest provisions.  There was no PIK interest income activity for the three months ended March 31, 2018 and 2017.

The following table presents a summary of our investment portfolio arranged by industry classifications of the portfolio companies as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Software & Services	$34,014,713	20.2%	$35,939,674	21.9%
Retailing	20,082,870	12.0	20,890,125	12.7
Capital Goods	19,583,264	11.7	24,454,134	14.9
Materials	22,766,513	13.6	24,161,152	14.8
Health Care Equipment & Services	9,505,762	5.7	9,257,999	5.7
Commercial & Professional Services	13,824,095	8.2	9,572,937	5.9
Media	4,190,528	2.5	7,661,904	4.7
Consumer Services	10,498,840	6.2	9,140,181	5.6
Transportation	11,863,580	7.1	10,165,652	6.2
Semiconductors & Semiconductor Equipment	3,210,642	1.9	3,324,884	2.0
Diversified Financials	2,753,707	1.6	2,682,444	1.6
Pharmaceuticals, Biotechnology & Life Sciences	1,693,371	1.0	1,673,793	1.0
Food & Staples Retailing	5,006,478	3.0	1,128,940	0.7
Consumer Durables & Apparel	2,113,875	1.2	1,030,385	0.6
Insurance	1,300,513	0.8	1,291,306	0.8
Telecommunications Services	493,954	0.3	—	—
Technology Hardware & Equipment	4,681,764	2.8	1,361,747	0.8
Food, Beverage & Tobacco	168,889	0.1	173,333	0.1
Energy	250,705	0.1	—	—
Total	$168,004,063	100.0%	$163,910,590	100.0%

All investments held at March 31, 2018 were denominated in U.S. dollars except for four investments, which were denominated in Canadian dollars, Euros and British Pound Sterling and represented 4.4% of the investment portfolio.  All investments held at December 31, 2017 were denominated in U.S. dollars except for one investment, which was denominated in Canadian dollars and represented 2.7% of the investment portfolio.

Capital Resources and Liquidity

Sources and Uses of Capital

On September 29, 2014, we filed our registration statement with the SEC to register our Offering and on October 9, 2015 we commenced our Offering. On March 16, 2017, the board of trustees approved an amended and restated managing dealer agreement (the “Managing Dealer Agreement”) between us and the CNL Securities Corp., an affiliate of CNL (the “Managing Dealer”), and approved an amended and restated distribution and shareholder servicing plan for us (the “Distribution and Shareholder Servicing Plan”). The Managing Dealer Agreement and the Distribution and Shareholder Servicing Plan became effective on April 28, 2017 and lowered the ongoing distribution and shareholder servicing fee paid to the Managing Dealer from an annualized rate of 1.25% to an annualized rate of 1.00% of our net asset value per share. In connection with the termination of our Offering, we terminated the Managing Dealer Agreement and the Distribution and Shareholder Servicing Plan effective April 30, 2018 as described above in “Overview – Changes Advisory Structure and Other Agreements.”

As described above in “Overview – Our Common Stock Offering,” our board of trustees suspended our Offering to new investors effective January 10, 2018. On April 30, 2018, we formally terminated our Offering.

Our capital resources and liquidity are primarily derived from (i) cash flows from operations, including sales and repayments, (ii) our distribution reinvestment plan, (iii) expense support payments received from our Former Advisors and effective April 2018 from our new Joint Advisor, (iv) borrowings under our credit facility and (v) prior to the suspension of our Offering on January 10, 2018, from equity capital proceeds from our Offering. Our primary uses of funds include (i) investments in portfolio companies, (ii) distributions to our shareholders, (iii) repurchases under our share repurchase program, (iv) interest payments on borrowings under our credit facility and (v) operating expenses. We expect to use proceeds from the sales and repayments of our investment portfolio and proceeds from borrowings under our credit facility to finance our investment activities at our discretion.

Liquidity

As of March 31, 2018 and 2017, we had approximately $4.6 million and $14.1 million of cash, respectively.

We raised approximately $2.2 million and $25.2 million (0.2 million and 2.7 million shares of common stock), including dividends reinvested of $0.9 million and $0.6 million (0.1 million and 0.1 million shares of common stock) during the three months ended March 31, 2018 and 2017, respectively.  Proceeds from sales of investments and principal payments totaled $26.5 million and $18.5 million, during the three months ended March 31, 2018 and 2017, respectively. In addition, distributions reinvested in the Company as a percentage of total distributions declared, and distributions reinvested for the three months ended March 3, 2018 and 2017 was 50% or $0.9 million and 60% or $0.6 million, respectively. Based on the aggregate principal amount and the collateral in place, we could borrow an additional $9.8 million under our Revolving Credit Facility as of March 31, 2018.

From January 2018 through the suspension of our Offering on January 10, 2018, we received additional net proceeds of approximately $1.3 million (0.1 million shares of common stock) from our Offering. Following the suspension of our Offering, we have and will continue to issue shares pursuant to our distribution reinvestment plan. From the suspension of our Offering through March 31, 2018, we had issued approximately $0.9 million (0.1 million shares of common stock) through our distribution reinvestment plan. We issued approximately an additional $0.3 million (0.03 million shares of common stock) during April 2018 through our distribution reinvestment plan.

Borrowings

On July 14, 2017, we entered into a senior secured revolving credit agreement (the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility (the “Revolving Credit Facility”) consisting of loans to be made in dollars and other foreign currencies in an initial aggregate principal amount of up to $70 million. Availability under the Revolving Credit Facility will terminate on July 14, 2019 (the “Revolver Termination Date”) and the outstanding loans under the Revolving Credit Facility will mature on July 14, 2020. The Revolving Credit Facility also requires mandatory prepayment of interest and principal upon certain events during the term-out period commencing on the Revolver Termination Date. The stated borrowing rate under the Revolving Credit Facility is based on LIBOR or with respect to borrowings in foreign currencies on a base rate applicable to such currency borrowings plus an applicable spread of 2.75%, or on an “alternate base rate” (as defined in the Credit Agreement).  The Revolving Credit Facility includes an “accordion” feature that allows us, under certain circumstances, to increase the size of the facility to a maximum of $200 million.  Under the Revolving Credit Facility, we have made certain representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities. During the three months ended March 31, 2018, we borrowed approximately $7.2 million from the Revolving Credit Facility and had $9.8 million available under the Credit Facility. Additionally, during the period from April 1, 2018 through April 30, 2018, we repaid approximately $12.1 million on our Revolving Credit Facility. We have and will continue to use proceeds from borrowings to make investments in portfolio companies.

For the three months ended March 31, 2018, our total all-in cost of financing, including the amortization of fees and expenses, was 4.9%. We did not have any borrowings outstanding during the three months ended March 31, 2017.

Share Repurchase Program

Subject to the discretion of our trustees, we intend to conduct tender offers on approximately 10% of our weighted average number of outstanding shares in any 12-month period to allow shareholders to tender shares to us on a quarterly basis at a specific offer price that is determined based upon our net asset value as of the last date of the prior quarter prior to the initiation of each tender offer program. We intend to limit repurchases during any calendar year to the number of shares of common stock we can repurchase with the proceeds we receive under our distribution reinvestment plan.  Our share repurchase program includes numerous restrictions that limit your ability to sell your shares.

On January 18, 2018, we commenced a tender offer for up to 249,708 shares of our issued and outstanding common stock (the “January Tender Offer”). The January Tender Offer was for cash at a price equal to $9.20 per share and expired in February 2018. Through the expiration of the January Tender Offer, we repurchased 91,276 shares for approximately $0.8 million.

Contingencies

See Note 11. “Commitments and Contingencies” in our financial statements for information on our commitments and contingencies as of March 31, 2018. Effective April 30, 2018, our Former Advisors formally waived our contingent obligations related to reimbursements related to organization and offering costs as well as reimbursements related to expense support.

Distributions to Shareholders

We declare distributions weekly and pay distributions monthly to our shareholders in the form of cash. Shareholders may elect to reinvest their distributions as additional shares of our common stock under our distribution reinvestment plan. Dividends are taxable to our shareholders even if they are reinvested in additional shares of our common stock. The following table reflects the cash distributions per share and the total amount of distributions that we have declared on our common stock during the three months ended March 31, 2018 and 2017:

	Per Share	Amount
Quarter ended:
March 31, 2018 (13 record dates)	$0.146250	$1,867,706
March 31, 2017 (13 record dates)	$0.146250	$1,020,988

Approximately 50% and 60% of the distributions declared during the three months ended March 31, 2018 and 2017, respectively, were reinvested in shares of our common stock by participants in our distribution reinvestment plan and the reinvested distributions represents an additional source of capital to us. See Note 7. “Distributions” in our financial statements for additional disclosures on distributions.

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

Record Date	Distribution Payment Date	Amount
April 3, 10, 17 and 24	April 25, 2018	$0.01125
May 1, 8, 15, 22 and 29	May 30, 2018	$0.01125
June 5, 12, 19 and 26	June 27, 2018	$0.01125

Expense Support and Reimbursement Arrangements with Our Former Advisors

The Former Advisors incurred on our behalf organization and offering expenses totaling approximately $5.4 million as of March 31, 2018. Under the terms of our Former Investment Advisory Agreement with our Former Advisors, they were entitled to receive up to 1.5% of gross proceeds raised in our Offering until all organization and offering costs funded by our Former Advisors or their affiliates had been recovered. Offering expenses consisted of costs incurred by our Former Advisors and their affiliates on our behalf for legal, accounting, printing and other offering expenses, including costs associated with technology integration between our systems and those of our participating broker-dealers, permissible due diligence reimbursements, marketing expenses, salaries and direct expenses of our Former Advisors’ employees, employees of their affiliates and others while engaged in registering and marketing the shares, which included development of marketing materials and marketing presentations and training and educational meetings and generally coordinating the marketing process for us. Our Former Advisors were responsible for the payment of our organization and offering expenses to the extent that these expenses exceeded 1.5% of the gross proceeds from the Offering, without recourse against or reimbursement by us.

The Former Advisors waived all reimbursement of organization and offering expenses to which they were entitled to from March 1, 2016 (the date we satisfied the “minimum offering requirement”) through April 30, 2017. The waiver of the reimbursement requirements did not reduce the amount of organization and offering expenses incurred by the Former Advisors that were eligible for reimbursement in future periods. The Former Advisors’ waiver of organization and offering expense reimbursement temporarily reduced our operating expenses through April 30, 2017. After the expiration of the waiver period on April 30, 2017, we began reimbursement of organization and offering expenses. The Former Advisors were entitled to reimbursement of approximately $0.4 million of organization and offering expenses for gross capital raised during the period May 1, 2017 through January 10, 2018, all of which had been reimbursed to the Former Advisors as of March 31, 2018.  A contingent obligation for the balance of organization and offering costs, subject to reimbursement based on future gross proceeds raised assuming a reinstatement of our Offering, were approximately $5.0 million as of March 31, 2018. We terminated our Offering effective April 30, 2018 and in conjunction therewith, the Former Advisors agreed to permanently waive their rights to receive reimbursement of approximately $5.0 million of organization and offering expenses that they incurred on our behalf.

We were a party to the Former Expense Support Agreement with the Former Advisors pursuant to which the Former Advisors jointly and severally agreed to pay to us some or all of our operating expenses (an “Expense Support Payment”) for each month during the Expense Support Payment Period (as defined below) in which our board of trustees declared a distribution to its shareholders.  Expense Support Payments were made in accordance with the terms of the Expense Support Agreement.  The “Expense Support Payment Period” commenced on March 1, 2016 and terminated effective with the termination of the Former Expense Support Agreement on April 9, 2018, as further described in Note 13. “Subsequent Events” of Item 1. “Financial Statements.”  The Former Advisors were entitled to be reimbursed promptly by the Company (a “Reimbursement Payment”) for Expense Support Payments made with respect to any class of common stock, subject to the limitation that no Reimbursement Payment may be made by us to the extent that it would cause our Other Operating Expenses (as defined in the Expense Support Agreement) for such class of common stock to exceed the lesser of (A) 1.75% of average net assets attributable to common shares on an annualized basis after taking such payment into account and (B) the percentage of average net assets attributable to shares of such class of common stock represented by Other Operating Expenses (as defined in the Expense Support Agreement) during the period in which such Expense Support Payment from the Former Advisors was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an Expense Support Payment from the Former Advisors made during the same period). As of March 31, 2018, the amount of Expense Support Payments provided by the Former Advisors since inception was $5.4 million, none of which was eligible for reimbursement as of March 31, 2018.

As described above in “Overview – Changes to Advisory Structure and Other Agreements,” on April 9, 2018, we entered into a new Joint Advisor Expense Support Agreement with the new Joint Advisor, which replaced the Former Expense Support Agreement. The Joint Advisor Expense Support Agreement is substantially similar to the Former Expense Support Agreement. On April 30, 2018, our Former Advisors agreed to permanently waive our obligation to reimburse the Former Advisors approximately $5.4 million in expense support payments not previously reimbursed under our Former Expense Support Agreement.

Results of Operations

As of March 31, 2018 and 2017, the fair value of our investment portfolio totaled $168.0 million and $78.9 million, respectively. The majority of our investments at March 31, 2018 and 2017 consisted of debt investments. See the section entitled “Portfolio and Investment Activity” above for a discussion of the general terms and characteristics of our investments, and for information regarding investment activities during the three months ended March 31, 2018 and 2017.

The following is a summary of our operating results for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Total investment income	$3,451,163	$1,233,086
Net operating expense (1)	2,260,237	612,916
Net investment income	1,190,926	620,170
Net realized gains	159,212	163,374
Net change in unrealized appreciation	923,238	23,725
Net increase in net assets resulting from operations	$2,273,376	$807,269

(1)	Net of expense support of $585,607 and $657,974, respectively.

Investment income

Investment income consisted of the following for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Interest income	$3,398,912	$1,210,713
Fee income	41,687	22,373
Dividend and other income	10,564	—
Total investment income	$3,451,163	$1,233,086

As of March 31, 2018 and 2017, our weighted average annual yield on our accruing debt investments was 9.2% and 8.4%, respectively, based on amortized cost, as defined above in “Portfolio and Investment Activity.” The weighted average annual yield on debt investments is higher than what our investors will realize because it does not reflect our expenses or any sales load. As of March 31, 2018, approximately 79.9% of our debt investments had floating rate interest; therefore, changes in interest rates could have a material impact on our interest income in the future. Our fee income consists of transaction-based fees and is non-recurring. The increase in fee income during the three months ended March 31, 2018 is primarily related to capital structuring fees earned on Directly Originated Investments. See Item 3. “Quantitative and Qualitative Disclosures about Market Risk” for further information on the impact interest rate changes could have on our results of operations.

We commenced investment operations on March 1, 2016. Interest income for the three months ended March 31, 2018 and 2017 was approximately $3.4 million and $1.2 million, respectively. The increase in interest income was due primarily to the growth of our portfolio of investments.

Operating expenses

Our operating expenses for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018	2017
Investment advisory fees	$889,708	$370,099
Professional services	223,714	236,392
Administrative services	318,454	185,889
Custodian and accounting fees	85,393	69,986
Interest expense	638,228	—
Trustee fees and expenses	49,722	50,958
Insurance	40,219	39,317
Performance-based incentive fees	216,583	37,819
Distribution and shareholder servicing fees	281,770	199,686
Offering expense	19,973	—
Other	82,080	80,744
Total operating expenses	2,845,844	1,270,890
Expense support	(585,607)	(657,974)
Net operating expenses	$2,260,237	$612,916

Organization and offering expenses

Organization expenses and other operating expenses relating to the formation of the Company are expensed on our statement of operations to the extent they are eligible for reimbursement to the Former Advisors, as described above under “Capital Resources and Liquidity – Expense Support and Reimbursement Arrangements with Our Advisors.” Offering expenses will be capitalized on our statements of assets and liabilities as deferred offering expenses and expensed to our statement of operations over a 12-month period, however, the deferral period will not exceed 12 months from the date our Former Advisors incurred the offering expenses.

Effective April 30, 2018, we terminated the Distribution and Shareholder Servicing Plan, as described above in “Overview – Changes to Advisory Structure and Other Agreements” and will not incur any distribution and shareholder servicing fees subsequent to April 30, 2018. In addition, effective April 30, 2018, we formally terminated our Offering, which we had suspended effective January 10, 2018, and will not incur any offering expenses going forward.

Investment advisory fees and performance-based incentive fees

Our investment advisory fees under the Former Investment Advisory Agreement for the three months ended March 31, 2018 and 2017, were calculated at an annual rate of 2% of our average gross assets.

Our Former Advisors were also eligible to receive incentive fees based on our performance under the Former Investment Advisory Agreement. Our performance-based incentive fees, which were comprised of two parts, consisted of the following for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Subordinated incentive fee on income	$—	$—
Incentive fee on capital gains	216,583	37,819
Total performance-based incentive fees	$216,583	$37,819

A subordinated incentive fee on income is payable to our Former Advisors each calendar quarter if our pre-incentive fee net investment fee income (as defined in the Investment Advisory Agreement and approved by our board of trustees) exceeds the 1.75% quarterly preference return to our shareholders (the ratio of pre-incentive fee net investment income divided by average adjusted capital). We did not incur any subordinated incentive fee on income the three months ended March 31, 2018 and 2017.

The annual incentive fees on capital gains recorded for GAAP purposes is equal to (i) 20% of our realized and unrealized capital gains on a cumulative basis since inception, net of all realized capital losses and unrealized depreciation on a cumulative basis from inception, less (ii) the aggregate amount of any previously paid incentive fees on capital gains.  For financial reporting purposes, in accordance with GAAP, we include unrealized appreciation on our investment portfolio in the calculation of incentive fees on capital gains; however, such amounts are not payable by us unless and until the net unrealized appreciation is actually realized. A significant portion of incentive fees on capital gains is accrued with respect to net unrealized appreciation in our investment portfolio, although no such incentive fee is actually payable by us with respect to such net unrealized appreciation unless and until the net unrealized appreciation is actually realized in a cumulative amount that exceeds any unrealized depreciation in our portfolio. The actual amount of incentive fees on capital gains that are due and payable to the Former Advisors is determined at the end of the calendar year. As of March 31, 2018, the cumulative realized gains since inception were $0.5 million and the unrealized depreciation on our investment portfolio was $1.3 million, therefore the Former Advisors had not received, nor earned, any payment of incentive fees on capital gains since our inception.

As described above in “Overview – Changes to Advisory Structure and Other Agreements,” on April 9, 2018, we entered into a Joint Advisor Investment Advisory Agreement with the Joint Advisor, which replaced the Former Investment Advisory Agreement with our Former Advisors. Under the Joint Advisor Investment Advisory Agreement, the base management fee calculation will be at an annual rate of 1.50% of the average value of the Company’s gross assets, as compared to the annual rate of 2.00% under the Former Investment Advisory Agreement. The terms of the incentive fee will be substantially the same as those of the Former Investment Advisory Agreement.

See “—Contractual Obligations —Investment Advisory Agreements,” below for further details about the performance-based incentive fees.

Net realized gains

For the three months ended March 31, 2018 and 2017, we had proceeds from sales of investments of $25.7 million and $14.7 million, respectively, and recognized $178,789 and $163,353, respectively, in realized gains from the sale of investments.

Net change in unrealized appreciation or depreciation

For the three months ended March 31, 2018 and 2017, net unrealized appreciation (depreciation) consisted of the following:

	Three Months Ended March 31,
	2018	2017
Investments	$820,093	$22,358
Derivative instruments	89,641	―
Revolving credit facility	17,116
Foreign currency translation	(3,612)	1,367
Total net unrealized appreciation	$923,238	$23,725

For the three months ended March 31, 2018 and 2017, net change in unrealized appreciation and depreciation on investments consisted of the following:

	Three Months Ended March 31,
	2018	2017
Net change in unrealized appreciation (depreciation) on investments:
Unrealized appreciation	$744,854	$193,868
Unrealized depreciation	75,239	(171,510)
Total net unrealized appreciation	$820,093	$22,358

Approximately 4.4% of our investment portfolio, measured at fair value, is denominated in foreign currencies. Such investments expose our portfolio to the risk that the value of the investments will be affected by changes in exchange rates between the currency in which the investments are denominated and the currency in which the investments are made. Our practice is to minimize these risks in certain cases by employing hedging techniques, including using foreign exchange forward contracts, to reduce exposure to changes in exchange rates when a meaningful amount of capital has been invested in foreign currencies. We do not, however, hedge our currency exposure in all currencies or all investments.

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

Adjusted net investment income

Our net investment income totaled $1,190,926 ($0.09 per share) and $620,170 ($0.09 per share) for the three months ended March 31, 2018 and 2017, respectively. As described above in “Investment advisory fees and performance-based incentive fees,” we accrue estimated performance-based incentive fees with respect to any net realized and unrealized appreciation in our investment portfolio. The performance-based incentive fees are treated as an operating expense and therefore are a deduction in calculating our net investment income on a GAAP basis. However, our net realized and unrealized appreciation on our investment portfolio that partly determines these fees are not included in net investment income. Therefore, in order to evaluate our net investment income without regard to realized and unrealized appreciation in our investment portfolio, including the impact of related accrued performance-based fees, we have developed a supplemental, non-GAAP measure, which we refer to as “adjusted net investment income,” which presents net investment income before the effects of unearned performance-based incentive fees. Adjusted net investment income is also impacted by the Expense Support Payments and reimbursements.

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

The following table presents a reconciliation of our net investment income to adjusted net investment income for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
Net investment income (GAAP)	$1,190,926	$620,170
Deduct: Expense Support	(585,607)	(657,974)
Add: Estimated unearned performance-based incentive fees	216,583	37,819
Adjusted net investment income (loss) (non-GAAP)	$821,902	$15
Net investment income per share (GAAP)	$0.09	$0.11
Adjusted net investment income (loss) per share (non-GAAP)	$0.06	$—

Net Assets, Net Asset Value per Share and Annual Investment Return and Total Return Since Inception

Net assets increased approximately $1.8 million and $25.0 million during the three months ended March 31, 2018 and 2017, respectively. The most significant increase in net assets during the three months ended March 31, 2018 and 2017 was attributable to capital transactions including net proceeds from the issuance of shares of common stock of $1.4 million and $25.2 million, respectively. Our operations resulted in net assets increasing approximately $2.3 million and $0.8 million during the three months ended March 31, 2018 and 2017, respectively. Our overall increase in net assets was partially offset by distributions to shareholders of approximately $1.9 million and $1.0 million during the three months ended March 31, 2018 and 2017, respectively.

Our net asset value per share was $9.24 and $9.25 on March 31, 2018 and 2017, respectively. After considering (i) the overall changes in net asset value per share, (ii) distributions paid of approximately $0.15 per share during each of the three months  ended March  31, 2018 and 2017, respectively, and (iii) the assumed reinvestment of those distributions at 95.25% of the prevailing offering price per share, the total investment return-net asset value was 2.0% and 1.5% (not annualized) for shareholders who held our shares over the entire three months ended March 31, 2018 and 2017, respectively.

Initial shareholders who subscribed to our initial offering in March 2016 with an initial investment of $10,000 and an initial purchase price equal to $9.45 per share (public offering price including all sales load and distribution and shareholder servicing fee) have seen the value of their investment grow by 11.44% (see charts below). Initial shareholders who subscribed to the initial offering in March 2016 with an initial investment of $10,000 and an initial purchase price equal to $9.00 per share (the initial public offering price excluding sales load and distribution and shareholder servicing fee) have registered a total investment return of 19.79% (see charts below). The S&P/LSTA Leveraged Loan Index, a primary measure of senior debt covering the U.S. leveraged loan market, which currently consists of approximately 1,100 credit facilities throughout numerous industries, and the Merrill Lynch US High Yield Master II Index, a primary measure of subordinated debt consisting of approximately 2,000 high yield corporate bonds, registered cumulative total returns of approximately 17.65% and 25.50%, respectively, in the period from March 1, 2016 to March 31, 2018.

Growth of $10,000 Initial Investment(1)
$13,000
$12,500
$12,000
$11,500
$11,000
$10,500
$10,000
$9,500
$9,000
$12,550
$11,979
$11,765
$11,144
Mar-2016
Mar-2016
Apr-2016
May-2016
Jun-2016
Jul-2016
Aug-2016
Sep-2016
Oct-2016
Nov-2016
Dec-2016
Jan-2017
Feb-2017
Mar-2017
Apr-2017
May-2017
Jun-2017
Jul-2017
Aug-2017
Sep-2017
Oct-2017
Nov-2017
Dec-2017
Jan-2018
Feb-2018
Mar-2018
CCT II (Excludes upfront sales load and distribution and shareholder servicing fee)
CCT II (Includes upfront sales load and distribution and shareholder servicing fee)
S&P/LSTA Leverage Loan Index
Merrill Lynch High Yield Master II Index

(1) Cumulative performance: March 1, 2016 to March 31, 2018

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

	Since Inception (March 1, 2016)	Trailing 24 Months	Trailing 12 Months
Public Offering Price/Share	$9.45	$9.50	$9.80
Net Offering Price/Share	$9.00	$9.05	$9.33
Distributions/Share	$1.22	$1.16	$0.59
Terminal Value/Share (NAV)	$9.24	$9.24	$9.24

In the chart above, we also present the average annual returns for the trailing 24 months and 12 months, assuming (i) the purchase of shares of common stock at the public offering price and net offering price (95.25% of public offering price) at the beginning of the period, (ii) reinvestment of distributions in the common stock and, (iii) a terminal value at March 31, 2018 equal to net asset value of $9.24 per share.

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

The table below presents information on investments classified as Level 3 as of March 31, 2018 and December 31, 2017:

As of	March 31, 2018	December 31, 2017
Fair value of investments classified as Level 3	47,920,992	37,521,066
Total fair value of investments	168,004,063	$163,910,590
% of fair value classified as Level 3	28.5%	22.9%
Number of positions classified as Level 3	27	$21
Total number of positions	106	$98
% of positions classified as Level 3	25.5%	21.4%
Fair value of individual positions classified as Level 3:
Highest fair value	$4,579,670	$4,566,628
Lowest fair value	$210	$2,186
Average fair value	$1,818,386	$1,786,717

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of March 31, 2018 and 2017 are described in Note 5. “Fair Value of Financial Instruments” in our financial statements, as well as the directional impact to the valuation from an increase in various unobservable inputs.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2018.

Contractual Obligations

Investment Advisory Agreements – Prior to April 9, 2018 – We had entered into the Investment Advisory Agreement with CNL (one of our Former Advisors) for the overall management of our investment activities. We and CNL had also entered into the Sub-Advisory Agreement with KKR (our other Former Advisor), under which KKR was responsible for the day-to-day management of our investment portfolio. CNL compensated KKR for advisory services that it provided to us with 50% of the base management fees and performance-based incentive fees that CNL received under the Former Investment Advisory Agreement. Pursuant to the Former Investment Advisory Agreement, CNL earned a base management fee equal to an annual rate of 2% of our average gross assets and an incentive fee based on our performance. The incentive fee comprised the following two parts:

•

An incentive fee on net investment income, or the subordinated incentive fee on income, which was calculated and payable quarterly in arrears and was based upon our pre-incentive fee net investment income for the calendar quarter. The quarterly incentive fee on net investment income was (a) 100% of the pre-incentive fee net investment income between 1.75% and 2.1875% of average adjusted capital, plus (b) 20% of pre-incentive fee net investment income in excess of 2.1875% of average adjusted capital. Adjusted capital was defined as cumulative proceeds generated from sales of our common stock, including proceeds from our distribution reinvestment plan, net of sales load (upfront sales commissions and upfront dealer manager fees) reduced for (i) distributions paid to our shareholders that represented return of capital on a tax basis and (ii) amounts paid for share repurchases pursuant to our share repurchase program. Average adjusted capital was computed on the daily adjusted capital for the actual number of days in the quarter. The quarterly preference return of 1.75% and upper level breakpoint of 2.1875% were also adjusted for the actual number of days in each calendar quarter. For purposes of computing the subordinated incentive fee on income, net interest, if any, associated with a derivative or swap, (which represents the difference between (i) the interest income and fees received in respect of the reference assets of the derivative or swap and (ii) the interest expense paid by us to the derivative or swap counterparty) was included in pre-incentive fee net investment income for purposes of the subordinated incentive fee on income.

•

An incentive fee on capital gains, which was calculated and payable in arrears as of the end of each calendar year. It was equal to 20% of our realized capital gains on a cumulative basis from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees on capital gains. For purposes of computing the incentive fee on capital gains, realized gains and realized losses on the disposition of any reference assets, if any, as well as unrealized depreciation on reference assets retained in the derivative or swap, if any, is included on a cumulative basis in the calculation of the incentive fee on capital gains that may be payable annually to our Advisors.

As of March 31, 2018, we had accrued an incentive fee on capital gains of $495,980. See Note 6. “Related Party Transactions” in our financial statements and above in “Overview – Changes to Advisory Structure and Other Agreements” for expanded discussion of the agreements with our Former Advisors until the termination of these agreements and the new agreements with the new Joint Advisor entered into in April, 2018.

The terms of the Former Investment Advisory Agreement entitled the Former Advisors to receive up to 1.5% of gross proceeds in connection with the Offering as reimbursement for organization and offering expenses incurred by the Former Advisors on our behalf. As of January 10, 2018, the date of the suspension of our Offering, the Former Advisors had incurred on our behalf organization and offering expenses totaling approximately $5.4 million, of which $0.4 million was eligible for reimbursement based on gross proceeds raised from inception through the suspension of the Offering. See “Overview – Changes to Advisory Structure and Other Agreements” and “Capital Resources and Liquidity” – Expense Support and Reimbursement Arrangements with Our Former Advisors” above for expanded discussion on the termination of the Offering on April 30, 2018 and the agreement by the Former Advisors to permanently waive their rights to receive reimbursement of approximately $5.0 million of organization and offering expenses that they incurred on our behalf.

New Advisory Agreement – As of April 9, 2018 – See “Overview – Changes to Advisory Structure and Other Agreements” for additional information.

Pursuant to the new Joint Investment Advisory Agreement, the Joint Advisor earns a base management fee equal to an annual rate of 1.50% of our average gross assets and an incentive fee based on our performance. The incentive fee comprises the following two parts:

•

an incentive fee on subordinated incentive fee on income will be calculated and payable quarterly in arrears, will equal 20.0% of the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter and will be subject to a hurdle rate, expressed as a rate of return on average adjusted capital, equal to 1.75% per quarter, or an annualized hurdle rate of 7.0%. For purposes of the subordinated incentive fee on income, “adjusted capital” means cumulative proceeds generated from sales of the Company’s common shares of beneficial interest (including proceeds from the Company’s distribution reinvestment plan), net of sales commissions and dealer manager fees, reduced for (i) distributions paid to shareholders that represent return of capital on a tax basis and (ii) amounts paid for share repurchases pursuant to the Company’s share repurchase program. As a result, the Joint Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.75%. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, the Joint Advisor will be entitled to a “catch-up” fee equal to the amount of the Company’s pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.1875%, or 8.75% annually, of average adjusted capital. This “catch-up” feature will allow the Joint Advisor to recoup the fees foregone as a result of the existence of the hurdle rate. Thereafter, the Joint Advisor will be entitled to receive 20.0% of the Company’s pre-incentive fee net investment income.

•

an incentive fee on capital gains will be determined and payable in arrears as of the end of each calendar year (or upon termination of the Joint Advisor Investment Advisory Agreement). Under the Joint Advisor Investment Advisory Agreement, the fee will equal 20.0% of the Company’s “incentive fee capital gains” (i.e., the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid incentive fees on capital gains. The Company will accrue for the incentive fee on capital gains, which, if earned, will be paid annually. The Company will accrue the incentive fee on capital gains based on net realized and unrealized gains; however, under the terms of the Joint Advisor Investment Advisory Agreement, the fee payable to the Joint Advisor will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized.

The incentive fee may or may not be taken in whole or in part at the discretion of the Joint Advisor. All or any part of the incentive fee not taken as to any quarter will be deferred without interest and may be taken in such other quarter as the Joint Advisor shall determine.

Unfunded Commitments

Unfunded commitments to provide funds to portfolio companies are not recorded on our statements of assets and liabilities. Because these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We intend to use cash flow from scheduled and early principal repayments, proceeds from borrowings and proceeds from sales of investments to fund these commitments. As of March 31, 2018, our unfunded commitments are as follows:

Category / Company
Unfunded Term Loan Commitments:
Access CIG, LLC	$33,056
Berner Food & Beverage, LLC	2,623,017
Frontline Technologies Group, LLC	889,323
ID Verde (1)	333,428
Revere Superior Holdings, Inc.	646,290
Wheels Up Partners, LLC	1,654,383
Unfunded Revolving Loan Commitments:
Revere Superior Holdings, Inc.	319,150
SMART Global Holdings, Inc.	96,463
Bridge Loan Commitments:
Ply Gem Holdings, Inc.	5,624,770
Asset Based Finance:
KKR Zeno Aggregator, LP	5,573,280
Unfunded Equity Commitments:
Polyconcept North America	25,737
Total Unfunded Commitments	$17,818,897

(1)	Local currency commitment amount is denominated in Euros. As of March 31, 2018, €1 equaled approximately US $1.23.

We estimate we have sufficient liquidity in the form of cash on hand, borrowing capacity under our revolving credit facilities, scheduled and early principal repayments and proceeds from sales of investments to fund such unfunded commitments when the need arises.

Related Party Transactions

We entered into agreements with our Former Advisors and certain of their affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Former Advisors and their affiliates for investment and advisory services, selling commissions, ongoing distribution and shareholder servicing fees and marketing support fees in connection with our Offering, and reimbursement of offering and administrative and operating costs. See Note 6. “Related Party Transactions” in the accompanying financial statements for a discussion of the various related party transactions, agreements and fees during the periods ended March 31, 2018 and 2017. See “Overview – Changes to Advisory Structure and Other Agreements” for additional information regarding agreements entered into subsequent to March 31, 2018.

Impact of Recent Accounting Pronouncements

See Note 2. “Significant Accounting Policies” in Item 1. “Financial Statements and Supplementary Data” for a summary of the impact of any recent accounting pronouncements.

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

As of March 31, 2018, approximately 79.9% of our portfolio of debt investments, or approximately $130.4 million measured at par value, featured floating or variable interest rates. The variable interest rate debt investments usually provide for interest payments based on three-month LIBOR (the base rate) and typically have durations of three months after which the base rates are reset to then prevailing three-month LIBOR. As of March 31, 2018, 96.5% of our portfolio of variable interest rate debt investments, or approximately $125.8 million measured at par value, featured minimum base rates, or base rate floors, and the weighted average base rate floor for such investments was 1.0%. Variable interest rate investments that feature a base rate floor generally reset to the then prevailing three-month LIBOR only if the reset base rate exceeds the base rate floor on the applicable interest rate reset date, in which cases we may benefit through an increase in interest income from such interest rate adjustments.

Based on March 31, 2018 balance sheet, the following table shows the annual impact of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

	As of March 31, 2018
Basis Point Change	Interest Income	Interest Expense	Net Investment Income (1)
Down 50 basis points	$(551,910)	$287,443	$(264,467)
Up 50 basis points	$551,910	$(290,955)	$260,955
Up 100 basis points	$1,103,820	$(592,119)	$511,701
Up 150 basis points	$1,655,730	$(893,283)	$762,447
Up 200 basis points	$2,207,640	$(1,194,446)	$1,013,194

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

Approximately 20.1% of our debt investment portfolio was invested in fixed interest rate, high yield corporate debt investments as of March 31, 2018.  Rising market interest rates will most likely lead to fair value declines for high yield corporate bonds and a decline in the net asset value of our common stock, while declining market interest rates will most likely lead to an increase in bond values.

As of March 31, 2018, 74.3% of our debt investments had prices that are generally available from third party pricing services. We consider these debt investments to be liquid since these types of assets are generally broadly syndicated and owned by a wide group of institutional investors, business development companies, mutual funds and other investment funds.  Additionally, this group of assets is susceptible to revaluation, or changes in bid-ask values, in response to sudden changes in expected rates of return associated with these investments.

We have computed a duration of approximately 4.7 for this liquid/fixed subset of our total portfolio. This implies that a sudden increase in the market’s expected rate of return of 100 basis points for this subset of our Investment Portfolio may result in a reduction in fair value of approximately 4.7%, all other financial and market factors assuming to remain unchanged. A 4.7% decrease in the valuation of this Investment Portfolio subset equates to a decrease of $1.6 million, or a 1.3% decline in net assets relative to $9.24 net asset value per share as of March 31, 2018.

Foreign Currency Risk

From time to time, we may make investments that are denominated in a foreign currency that are subject to the effects of exchange rate movements between the foreign currency of each such investment and the U.S. dollar, which may affect future fair values and cash flows, as well as amounts translated into U.S. dollars for inclusion in our consolidated financial statements.

The table below presents the effect that a 10% immediate, unfavorable change in the foreign currency exchange rates (i.e. further strengthening U.S. Dollar) would have on the fair value of investments in our Investment Portfolio denominated in foreign currencies as of March 31, 2018, by foreign currency, all other valuation assumptions remaining constant. In addition, the table below presents the par value of our investments denominated in foreign currencies and the notional amount of foreign currency forward contracts in local currency in place as of March 31, 2018, to hedge against foreign current risks.

	Debt Investments Denominated in Foreign Currencies					Hedges
	as of March 31, 2018					as of March 31, 2018
	Par Value in Local Currency		Par Value in U.S. Dollars	Fair Value	Reduction in Fair Value as of March 31, 2018 if 10% Adverse Change in Exchange Rate (1)	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Canadian Dollars	C$	5,688,847	$4,610,919	$4,374,824	$437,482	C$	5,690,000	$4,456,329
Total			$4,610,919	$4,374,824				$4,456,329

As illustrated in the table above, we use derivative instruments from time to time, including foreign currency forward contracts, to manage the impact of fluctuations in foreign currency exchange rates. In addition, we have the ability to borrow in foreign currencies under our Revolving Credit Facility, which provides a natural hedge with regard to changes in exchange rates between the foreign currencies and U.S. dollar and reduces our exposure to foreign exchange rate differences. We are typically a net receiver of these foreign currencies as related to our international investment positions, and, as a result, our investments denominated in foreign currencies, to the extent not hedged, benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar.

As of March 31, 2018, the contractual notional balance of our foreign currency forward contract was approximately C$5.7 million, all of which related to hedging of our foreign currency denominated debt investments. As of March 31, 2018, approximately $2.7 million and $0.5 million of our outstanding borrowings on our Revolving Credit Facility were denominated in Euros and British Pound Sterling, respectively.

During the three months ended March 31, 2018, our foreign currency transactions and foreign currency translation adjustment recorded in our statements of operations resulted in net realized and unrealized losses of approximately $0.02 million. Our foreign currency forward contract, employed for hedging purposes, generated net unrealized gains of approximately $0.1 million during the quarter ended March 31, 2018. We do not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in fair values of investments held; therefore, the fluctuations related to foreign exchange rate conversion are included with the net realized gain (loss) and unrealized appreciation (depreciation) on investments. See “Results of Operations – Net Change in Unrealized Appreciation or Depreciation” for additional information on the foreign currency exchange changes.

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

There have been no material changes to the risk factors previously disclosed in response to Item 1A. to Part I. of our Annual Report on Form 10-K for the fiscal period ended December 31, 2017, other than as described below:

Investing in our common stock involves a number of significant risks. In addition to the other information contained in this quarterly report on Form 10-Q, investors should consider carefully the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2017 and our additional filings with the SEC before making an investment in our common stock.  All of the risk factors identified in Item 1A of our annual report on Form 10-K for the year ended December 31, 2017 that relate to our Former Advisors are applicable to the Joint Advisor, our current investment advisor.

Risks Related to our Investment Adviser and Administrator

On April 9, 2018, new advisory relationship with the Joint Advisor. Because the Joint Advisor is a newly-formed investment adviser jointly operated by an affiliate of FS Investments and KKR, the Joint Advisor does not have prior experience acting as an investment adviser to a BDC. The 1940 Act and the Code impose numerous constraints on the operations of BDCs that do not apply to other investment vehicles. While both FS Investments and KKR have individually acted as investment advisers to BDCs previously, the Joint Advisor’s lack of experience in managing a portfolio of assets under the constraints of the 1940 Act and the Code may hinder the Joint Advisor’s ability to take advantage of attractive investment opportunities and, as a result, may adversely affect our ability to achieve our investment objectives. FS Investments and KKR’s individual track records and achievements are not necessarily indicative of the future results they will achieve as a joint investment adviser. Accordingly, we can offer no assurance that we will replicate the historical performance of other investment companies with which FS Investments and KKR have been affiliated, and we caution that our investment returns could be lower than the returns achieved by such other companies.

There may be conflicts of interest related to obligations the Joint Advisor’s senior management and investment teams have to our affiliates and to other clients.

The members of the senior management and investment teams of the Joint Advisor serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment vehicles managed by the same personnel. For example, the Joint Advisor is the investment adviser to FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV and Corporate Capital Trust, Inc., and the officers, managers and other personnel of the Joint Advisor may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with FS Investments or KKR. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our stockholders. Our investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For example, we rely on the Joint Advisor to manage our day-to-day activities and to implement our investment strategy. The Joint Advisor and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to us. As a result of these activities, the Joint Advisor, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of other entities affiliated with FS Investments or KKR. The Joint Advisor and its employees will devote only as much of its or their time to our business as the Joint Advisor and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – None
Item 3.	Defaults Upon Senior Securities – None
Item 4.	Mine Safety Disclosures – Not applicable
Item 5.	Other Information – None
Item 6.	Exhibits – The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

EXHIBIT INDEX

The following exhibits are filed or incorporated as part of this report

31.1	Certification of Principal Executive Officer of Corporate Capital Trust II, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2

Certification of Principal Financial and Accounting Officer of Corporate Capital Trust II, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1

Certification of Principal Executive Officer and Principal Financial and Accounting Officer of Corporate Capital Trust II, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of May, 2018.

CORPORATE CAPITAL TRUST II

By:	/s/ Todd C. Builione
TODD C. BUILIONE
President
(Principal Executive Officer)

By:	/s/ Chirag J. Bhavsar
CHIRAG J. BHAVSAR
Chief Financial Officer
(Principal Financial and Accounting Officer)