Form 10-Q
period 2018-06-30
Corporate Capital Trust II
filed 2018-08-14
CIK 1617896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

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

(215) 495-1150

(Registrant’s telephone number, including area code)

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

The number of shares of common stock of the registrant outstanding as of August 13, 2018 was 12,581,139.

CORPORATE CAPITAL TRUST II

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

Corporate Capital Trust II

Condensed Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	June 30, 2018 (Unaudited)	December 31, 2017
Assets
Investments at fair value:
Non-controlled, non-affiliated investments (amortized cost of $188,028 and $162,976, respectively)	$187,081	$163,911
Cash	8,113	7,392
Cash denominated in foreign currency (cost of $338 and $95, respectively)	330	97
Income receivable	2,075	1,551
Receivable for investments sold	632	1,340
Principal receivable	71	36
Unrealized appreciation on foreign currency forward contracts	279	96
Deferred financing costs	208	260
Prepaid expenses and other assets	132	396

Total assets	$198,921	$175,079

Liabilities
Revolving credit facility	$74,904	$53,000
Payable for investments purchased	5,101	4,220
Accrued performance-based incentive fees	15	279
Accrued trustees’ fees	32	5
Accrued distribution and shareholder servicing fees	—	95
Accrued professional services	262	217
Payable to Advisors	729	287
Other accrued expenses and liabilities	745	505

Total liabilities	81,788	58,608

Commitments and contingencies (Note 11)
Net assets	$117,133	$116,471

Components of Net Assets
Preferred stock, $0.001 par value per share, 100,000,000 shares authorized and unissued at June 30, 2018 and December 31, 2017	$—	$—
Common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 12,901,051 and 12,656,616 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	13	13
Paid-in capital in excess of par value	117,974	115,686
Distributions in excess of net investment income	(470)	(373)
Accumulated net realized gains	112	112
Accumulated net unrealized appreciation (depreciation) on investments and foreign currency translation	(496)	1,033

Net assets	$117,133	$116,471

Net asset value per share of common stock at period end	$9.08	$9.20

See notes to unaudited condensed financial statements.

Corporate Capital Trust II

Unaudited Condensed Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Investment income
Interest income	$3,805	$1,767	$7,204	$2,978
Fee income	254	24	296	46
Dividend and other income	16	—	27	—

Total investment income	4,075	1,791	7,527	3,024

Operating expenses
Investment advisory fees	686	521	1,571	891
Professional services	183	195	407	431
Administrative services	334	207	652	393
Custodian and accounting fees	84	84	169	154
Interest expense	735	—	1,373	—
Trustee fees and expenses	78	52	128	103
Insurance	41	41	81	81
Performance-based incentive fees	(481)	(11)	(264)	27
Distribution and shareholder servicing fees	94	235	376	435
Offering expense	—	—	20	—
Organization expenses	—	88	—	88
Other	75	44	157	125

Total operating expenses	1,829	1,456	4,670	2,728
Expense support	—	(602)	(581)	(1,260)

Net operating expenses	1,829	854	4,089	1,468

Net investment income	2,246	937	3,438	1,556

Net realized and unrealized gains (losses)
Net realized gains (losses) on:
Non-controlled, non-affiliated investments	52	141	231	304
Foreign currency forward contracts	—	—	(1)	—
Foreign currency transactions	(2)	3	(21)	3

Net realized gains	50	144	209	307

Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	(2,702)	(200)	(1,882)	(177)
Foreign currency forward contracts	93	—	183	—
Foreign currency translation	156	4	170	5

Net change in unrealized appreciation (depreciation)	(2,453)	(196)	(1,529)	(172)

Net realized and unrealized gains (losses)	(2,403)	(52)	(1,320)	135

Net increase (decrease) in net assets resulting from operations	$(157)	$885	$2,118	$1,691

Net investment income per share	$0.17	$0.10	$0.27	$0.19

Diluted and basic earnings (losses) per share	$(0.01)	$0.09	$0.17	$0.20

Weighted average number of shares of common stock outstanding (basic and diluted)	12,836,067	9,573,327	12,806,356	8,320,520

Distributions declared per share	$0.15	$0.14	$0.30	$0.29

See notes to unaudited condensed financial statements.

Corporate Capital Trust II

Unaudited Condensed Statements of Changes in Net Assets

(in thousands, except share and per share amounts)

	Six Months Ended June 30,
	2018	2017
Operations
Net investment income	$3,438	$1,556
Net realized gains on investments, foreign currency forward contracts and foreign currency transactions	209	307
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	(1,529)	(172)

Net increase in net assets resulting from operations	2,118	1,691

Distributions to shareholders from
Net investment income	(3,438)	(1,556)
Net realized gains	(209)	(307)
Distributions in excess of net investment income(1)	(97)	(553)

Net decrease in net assets resulting from shareholders’ distributions	(3,744)	(2,416)

Capital share transactions
Issuance of shares of common stock	1,270	38,977
Reinvestment of shareholders’ distributions	1,858	1,299
Repurchase of shares of common stock	(840)	—

Net increase in net assets resulting from capital share transactions	2,288	40,276

Total increase in net assets	662	39,551
Net assets at beginning of period	116,471	55,017

Net assets at end of period	$117,133	$94,568

Capital share activity
Shares issued from subscriptions	136,070	4,179,149
Shares issued from reinvestment of distributions	199,641	139,283
Shares repurchased	(91,276)	—

Net increase in shares outstanding	244,435	4,318,432

Accumulated undistributed (distributions in excess of) net investment income at end of period	$(470)	$(497)

(1)	The Company estimates that none of the distributions declared during the six months ended June 30, 2018 would be classified as a tax basis return of capital.

See notes to unaudited condensed financial statements.

Corporate Capital Trust II

Unaudited Condensed Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2018	2017
Operating Activities:
Net increase (decrease) in net assets resulting from operations	$2,118	$1,691
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(71,484)	(81,689)
Paid-in-kind interest	(9)	—
Proceeds from sales of investments	33,873	29,962
Proceeds from principal payments	13,459	10,038
Net realized (gain) loss on investments	(231)	(304)
Net change in unrealized (appreciation) depreciation on investments	1,882	177
Net change in unrealized (appreciation) depreciation on derivative instruments	(183)	—
Net change in unrealized (appreciation) depreciation on foreign currency translation	10	(5)
(Gain) loss on borrowings in foreign currency	(180)	—
Amortization of premium/discount, net	(660)	(444)
Amortization of deferred financing costs	52	—
(Increase) decrease in receivable for investments sold	708	1,284
(Increase) decrease in principal receivable	(35)	(63)
(Increase) decrease in receivable from Advisors	—	282
(Increase) decrease in income receivable	(524)	(546)
(Increase) decrease in prepaid expenses and other assets	264	(83)
Increase (decrease) in payable for investments purchased	881	(957)
Increase (decrease) in accrued performance-based incentive fees	(264)	27
Increase (decrease) in due to Advisors	442	41
Increase (decrease) in ongoing distribution and shareholder servicing fees	(95)	20
Increase (decrease) in accrued trustees’ fees	27	2
Increase (decrease) in accrued professional services	45	64
Increase (decrease) in other accrued expenses and liabilities	240	281

Net cash provided by (used in) operating activities	(19,664)	(40,222)

Financing Activities:
Proceeds from issuance of shares of common stock	1,270	38,977
Payments on repurchases of shares of common stock	(840)	—
Borrowings under revolving credit facility	41,682	—
Repayments of revolving credit facility	(19,598)	—
Distributions paid	(1,886)	(1,369)

Net cash provided by (used in) financing activities	20,628	37,608

Effect of exchange rate changes on cash	(10)	1

Net increase (decrease) in cash	954	(2,613)
Cash and cash denominated in foreign currency, beginning of period	7,489	3,843

Cash and cash denominated in foreign currency, end of period	$8,443	$1,230

Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid for interest	$1,399	$—

Distributions reinvested	$1,858	$1,299

Excise taxes paid	$17	$6

See notes to unaudited condensed financial statements.

Corporate Capital Trust II

Unaudited Condensed Schedule of Investments

As of June 30, 2018

(in thousands, except share amounts)

Portfolio Company(a)(b)	Footnotes	Industry	Rate	Floor	Maturity Date	Principal Amount(c)		Cost(d)	Fair Value
Senior Secured Loans—First Lien—83.1%
Accuride Corporation	(l)	Automobiles & Components	L+525	1.00%	11/17/23		$416	$410	$422
Acosta, Inc.	(n)	Media	L+325	1.00%	9/26/21		5,202	4,707	3,944
Advantage Sales & Marketing Inc.	(e)(n)	Commercial & Professional Services	L+325	1.00%	7/23/21		2,828	2,708	2,681
Agro Merchants North America Holdings, Inc.	(l)	Commercial & Professional Services	L+375	1.00%	12/6/24		70	70	70
Aleris International, Inc.	(n)	Materials	L+475		2/27/23		1,035	1,024	1,027
American Tire Distributors, Inc.	(e)(n)	Retailing	L+425	1.00%	9/1/21		1,382	1,209	906
BakerCorp International, Inc.	(l)	Capital Goods	L+300	1.25%	2/7/20		3,314	3,226	3,279
BC Equity Ventures LLC	(l)	Consumer Services	L+650	1.00%	8/31/22		2,213	2,187	2,238
Belk, Inc.	(l)	Retailing	L+475	1.00%	12/12/22		4,917	4,445	3,818
Berner Food & Beverage LLC	(f)(l)	Food & Staples Retailing	L+675	1.00%	2/2/23		3,935	3,897	3,807
Berner Food & Beverage LLC	(f)(l)(s)	Food & Staples Retailing	L+675	1.00%	2/2/23		2,623	2,623	2,538
Bugaboo International B.V. (NLD)	(f)(g)(h)(j)(p)	Consumer Durables & Apparel	E+375, 7.75% PIK (7.75% Max PIK)		3/20/25		€1,168	1,390	1,328
CommerceHub, Inc.	(n)	Software & Services	L+375		5/2/25		$303	302	305
Distribution International, Inc.	(l)	Retailing	L+500	1.00%	12/15/21		7,521	6,626	7,183
Eacom Timber Corp (CAN)	(f)(g)(h)(l)	Materials	L+650	1.00%	11/30/23	C$	2,855	2,829	2,846
Eagle Family Foods Group LLC	(f)(l)	Food, Beverage & Tobacco	L+650	1.00%	6/14/23		$35	35	35
Eagle Family Foods Group LLC	(f)(l)(s)	Food, Beverage & Tobacco	L+650	1.00%	6/14/23		124	122	122
Eagle Family Foods Group LLC	(f)(l)	Food, Beverage & Tobacco	L+650	1.00%	6/14/24		1,061	1,049	1,049
Evergreen AcqCo 1 LP	(l)	Retailing	L+375	1.25%	7/9/19		1,068	1,015	1,048
Foresight Energy LLC	(g)(l)	Materials	L+575	1.00%	3/28/22		1,557	1,478	1,551
Frontline Technologies Group, LLC	(f)(n)	Software & Services	L+650	1.00%	9/18/23		4,502	4,441	4,386
Frontline Technologies Group, LLC	(f)(n)(s)	Software & Services	L+650	1.00%	9/18/23		889	878	867
GC Agile Intermediate Holdings Limited (GBR)	(f)(g)(h)(l)	Commercial & Professional Services	L+650	1.00%	6/15/25		603	591	591
GC Agile Intermediate Holdings Limited (GBR)	(f)(g)(h)(l)(s)	Commercial & Professional Services	L+650	1.00%	6/15/25		290	284	284
GC Agile Intermediate Holdings Limited (GBR)	(f)(g)(h)(l)(s)	Commercial & Professional Services	L+650	1.00%	6/15/25		241	237	237

See notes to unaudited condensed financial statements.

Corporate Capital Trust II

Unaudited Condensed Schedule of Investments (continued)

As of June 30, 2018

(in thousands, except share amounts)

Portfolio Company(a)(b)	Footnotes	Industry	Rate	Floor	Maturity Date	Principal Amount(c)	Cost(d)	Fair Value
GC Agile Intermediate Holdings Limited (GBR)	(f)(g)(h)(l)(s)	Commercial & Professional Services	L+650		6/15/23	$89	$86	$86
Harrison Gypsum, LLC	(f)(n)	Materials	L+700	1.00%	4/29/24	814	806	804
Harrison Gypsum, LLC	(f)(n)(s)	Materials	L+700	1.00%	4/29/24	260	260	257
ID Verde (FRA)	(f)(g)(h)(l)	Commercial & Professional Services	L+725		3/29/25	£342	466	448
ID Verde (FRA)	(f)(g)(h)(p)	Commercial & Professional Services	E+700		3/29/25	€936	1,118	1,083
ID Verde (FRA)	(f)(g)(h)(p)(s)	Commercial & Professional Services	E+700		3/29/24	€271	333	330
Integro Intermediate Inc.	(f)(l)	Insurance	L+575		10/30/22	$1,200	1,194	1,194
Jo-Ann Stores, LLC	(l)	Retailing	L+500	1.00%	10/16/23	3,413	3,386	3,394
MedAssets, Inc.	(n)	Health Care Equipment & Services	L+450	1.00%	10/19/22	71	71	71
Monitronics International, Inc.	(l)	Consumer Services	L+550	1.00%	9/30/22	2,017	1,981	1,931
NCI, Inc.	(f)(l)	Software & Services	L+750	1.00%	8/15/24	4,298	4,251	4,329
Netsmart Technologies, Inc.	(l)	Health Care Equipment & Services	L+450	1.00%	4/19/23	80	80	81
One Call Corp.	(f)(n)	Health Care Equipment & Services	L+375, 6.00% PIK (6.00% Max PIK)		4/11/24	1,162	1,150	1,148
Onvoy, LLC	(l)	Telecommunication Services	L+450	1.00%	2/10/24	156	138	151
Patriot Well Solutions LLC	(f)(l)	Energy	L+875	1.00%	3/31/21	667	656	655
Patriot Well Solutions LLC	(f)(l)(s)	Energy	L+875	1.00%	4/17/21	334	334	328
Quidditch Acquisition Inc	(n)	Consumer Services	L+700	1.00%	3/14/25	1,995	1,955	2,015
Quorum Health Corp.	(n)	Health Care Equipment & Services	L+675	1.00%	4/29/22	4,518	4,506	4,604
Revere Superior Holdings, Inc.	(f)(l)	Software & Services	L+675	1.00%	11/21/22	4,558	4,517	4,589
Revere Superior Holdings, Inc.	(f)(m)	Software & Services	L+675	1.00%	11/21/22	987	982	984
Revere Superior Holdings, Inc.	(f)(m)(s)	Software & Services	L+675	1.00%	11/21/22	646	643	644
Revere Superior Holdings, Inc.	(f)(l)	Software & Services	L+675	1.00%	11/21/22	164	161	165
Revere Superior Holdings, Inc.	(f)(l)	Software & Services	L+675	1.00%	11/21/22	221	217	192
Revere Superior Holdings, Inc.	(f)(l)(s)	Software & Services	L+675	1.00%	11/21/22	131	129	115
Sequa Mezzanine Holdings L.L.C.	(n)	Capital Goods	L+500	1.00%	11/28/21	1,538	1,548	1,543
SIRVA Worldwide, Inc.	(l)	Commercial & Professional Services	L+650	1.00%	11/22/22	1,974	1,935	1,982
SMART Global Holdings, Inc.	(f)(q)	Semiconductors & Semiconductor Equipment	P+400		2/9/21	19	19	18
SMART Global Holdings, Inc.	(f)(q)(s)	Semiconductors & Semiconductor Equipment	P+400		2/9/21	77	77	70

See notes to unaudited condensed financial statements.

Corporate Capital Trust II

Unaudited Condensed Schedule of Investments (continued)

As of June 30, 2018

(in thousands, except share amounts)

Portfolio Company(a)(b)	Footnotes	Industry	Rate	Floor	Maturity Date	Principal Amount(c)		Cost(d)	Fair Value
SMART Global Holdings, Inc.	(f)(l)	Semiconductors & Semiconductor Equipment	L+625	1.00%	8/9/22		$3,653	$3,601	$3,687
Staples Canada, ULC (CAN)	(f)(o)	Retailing	CDOR+700	1.00%	9/12/23	C$	5,650	4,583	4,326
Sutherland Global Services Inc.	(l)	Software & Services	L+538	1.00%	4/23/21		$1,803	1,758	1,736
Sutherland Global Services Inc.	(g)(l)	Software & Services	L+538	1.00%	4/23/21		420	409	404
Team Health Holdings Inc	(n)	Health Care Equipment & Services	L+275	1.00%	2/6/24		972	941	937
TruGreen, LP	(n)	Consumer Services	L+400	1.00%	4/13/23		983	991	995
Utility One Source, LP	(n)	Capital Goods	L+550	1.00%	4/7/23		3,289	3,272	3,375
Vertafore, Inc.	(n)	Software & Services	L+325	1.00%	6/30/23		138	138	138
VP Parent Holdings, Inc.	(f)(l)	Software & Services	L+650	1.00%	5/22/25		2,494	2,470	2,472
Wheels Up Partners, LLC	(f)(l)(s)	Capital Goods	L+710	1.00%	12/31/18		827	827	827
Wheels Up Partners, LLC	(f)(l)	Capital Goods	L+710	1.00%	12/31/18		827	824	831
Wheels Up Partners, LLC	(f)(l)	Capital Goods	L+710	1.00%	12/31/18		827	820	831
Wheels Up Partners, LLC	(f)(l)	Capital Goods	L+710	1.00%	12/31/18		1,285	1,281	1,291
Wheels Up Partners, LLC	(f)(l)	Capital Goods	L+710	1.00%	12/31/18		527	524	529
Wheels Up Partners, LLC	(f)(l)	Capital Goods	L+710	1.00%	12/31/18		269	267	270
Wheels Up Partners, LLC	(f)(l)	Capital Goods	L+855	1.00%	12/31/18		790	788	790
Wheels Up Partners, LLC	(f)(l)	Capital Goods	L+855	1.00%	12/31/18		399	398	397
WireCo WorldGroup, Inc.	(n)	Capital Goods	L+500	1.00%	9/29/23		555	554	559

Total Senior Secured Loans—First Lien								105,228	104,168

Unfunded Loan Commitments								(6,833)	(6,833)

Net Senior Secured Loans—First Lien								98,395	97,335

Senior Secured Loans—Second Lien—27.4%
Access CIG, LLC	(n)	Software & Services	L+775		2/27/26		200	198	201
Access CIG, LLC	(n)(s)	Software & Services	L+750		2/13/26		11	11	11
Advantage Sales & Marketing Inc.	(n)	Commercial & Professional Services	L+650	1.00%	7/25/22		181	169	166
Albany Molecular Research, Inc.	(n)	Pharmaceuticals, Biotechnology & Life Sciences	L+700		8/30/25		913	909	914
Applied Systems, Inc.	(l)	Software & Services	L+700	1.00%	9/19/25		2,624	2,624	2,711
Arclin, Inc.	(g)(l)	Materials	L+875	1.00%	2/9/25		289	286	293

See notes to unaudited condensed financial statements.

Corporate Capital Trust II

Unaudited Condensed Schedule of Investments (continued)

As of June 30, 2018

(in thousands, except share amounts)

Portfolio Company(a)(b)	Footnotes	Industry	Rate	Floor	Maturity Date	Principal Amount(c)	Cost(d)	Fair Value
BJ’s Wholesale Club, Inc.	(n)	Food & Staples Retailing	L+750	1.00%	2/3/25	$949	$941	$961
CommerceHub, Inc.	(f)(n)	Software & Services	L+775	1.00%	6/30/26	3,222	3,127	3,152
CTI Foods Holding Co., LLC	(n)	Food, Beverage & Tobacco	L+725	1.00%	6/28/21	222	210	169
Deck Chassis Acquisition Inc.	(n)	Transportation	L+600		6/15/23	587	584	593
Excelitas Technologies Corp.	(l)	Technology Hardware & Equipment	L+750	1.00%	12/1/25	811	803	831
FPC Holdings, Inc.	(n)	Capital Goods	L+800	1.25%	5/19/23	12	12	12
Genoa, a QoL Healthcare Co., LLC	(n)	Health Care Equipment & Services	L+800	1.00%	10/28/24	353	354	358
GOBP Holdings, Inc.	(n)	Food & Staples Retailing	L+825	1.00%	10/21/22	50	47	51
Higginbotham Insurance Agency, Inc.	(f)(n)	Insurance	L+725	1.00%	12/19/25	1,304	1,292	1,301
Integro Intermediate Inc.	(f)(l)	Insurance	L+925		6/8/25	222	220	220
Invictus U.S., LLC	(m)	Materials	L+675		2/13/26	451	453	456
iParadigms Holdings, LLC	(l)	Software & Services	L+725	1.00%	7/29/22	183	179	181
Jo-Ann Stores, LLC	(l)	Retailing	L+925	1.00%	5/21/24	396	390	392
LBM Borrower, LLC	(e)(m)	Capital Goods	L+925	1.00%	8/20/23	900	895	907
Misys, Ltd. (GBR)	(g)(h)(l)	Software & Services	L+725	1.00%	6/13/25	2,814	2,825	2,718
NEP Group, Inc.	(l)	Media	L+700	1.00%	1/23/23	239	231	241
NeuStar, Inc.	(n)	Software & Services	L+800	1.00%	8/8/25	221	218	215
Polyconcept North America, Inc.	(f)(n)	Consumer Durables & Apparel	L+1000	1.00%	2/16/24	624	612	643
Press Ganey Holdings, Inc.	(n)	Health Care Equipment & Services	L+650	1.00%	10/21/24	1,066	1,081	1,084
Sequa Mezzanine Holdings L.L.C.	(e)(m)	Capital Goods	L+900	1.00%	4/28/22	4,024	4,066	4,034
SMG US Midco 2, Inc.	(n)	Consumer Services	L+700		1/23/26	118	117	119
Sparta Systems, Inc.	(f)(n)	Software & Services	L+825		7/27/25	2,438	2,404	2,391
Sungard Public Sector, LLC	(f)(n)	Software & Services	L+850	1.00%	1/30/25	654	649	648
Transplace, Inc.	(n)	Transportation	L+875	1.00%	10/6/25	3,289	3,213	3,326
Vantage Specialty Chemicals, Inc.	(m)	Materials	L+825	1.00%	10/26/25	755	744	761
Vectra Co.	(n)	Materials	L+725		3/8/26	450	446	452
WireCo WorldGroup, Inc.	(n)	Capital Goods	L+900	1.00%	9/30/24	1,632	1,627	1,649

Total Senior Secured Loans—Second Lien							31,937	32,161
Unfunded Loan Commitments							(11)	(11)

Net Senior Secured Loans—Second Lien							31,926	32,150

See notes to unaudited condensed financial statements.

Corporate Capital Trust II

Unaudited Condensed Schedule of Investments (continued)

As of June 30, 2018

(in thousands, except share amounts)

Portfolio Company(a)(b)	Footnotes	Industry	Rate	Floor	Maturity Date	Principal Amount(c)	Cost(d)	Fair Value
Senior Secured Bonds—10.3%
APX Group, Inc.		Consumer Services	7.88%		12/1/22	$1,752	$1,728	$1,741
Avantor, Inc.	(i)	Materials	6.00%		10/1/24	776	776	769
Boyne USA Inc.	(i)	Consumer Services	7.25%		5/1/25	110	115	115
Cleaver-Brooks Inc	(i)	Capital Goods	7.88%		3/1/23	866	866	894
Cornerstone Chemical, Co.	(i)	Materials	6.75%		8/15/24	2,682	2,686	2,608
DJO Finance LLC	(i)	Health Care Equipment & Services	8.13%		6/15/21	2,100	2,093	2,133
Frontier Communications Corp.	(g)(i)	Telecommunication Services	8.50%		4/1/26	353	353	341
Genesys Telecommunications Laboratories, Inc.	(i)	Software & Services	10.00%		11/30/24	672	748	750
Pattonair Holdings, Ltd. (GBR)	(g)(h)(i)	Capital Goods	9.00%		11/1/22	1,057	1,073	1,096
Pisces Midco Inc.	(i)	Capital Goods	8.00%		4/15/26	1,666	1,632	1,608

Total Senior Secured Bonds							12,070	12,055

Total Senior Debt							142,391	141,540

Subordinated Debt—31.9%
Allegheny Technologies Incorporated	(g)	Materials	7.88%		8/15/23	4,350	4,343	4,687
AmWINS Group, Inc.	(e)(i)	Insurance	7.75%		7/1/26	314	314	314
APX Group, Inc.		Consumer Services	8.75%		12/1/20	1,695	1,544	1,624
CDK Global Inc	(g)	Software & Services	4.88%		6/1/27	7	7	7
Clear Channel International BV (NLD)	(g)(h)(i)	Media	8.75%		12/15/20	3,779	3,894	3,906
ClubCorp Holdings, Inc.	(i)	Consumer Services	8.50%		9/15/25	5,260	5,164	5,003
Consolidated Energy Finance S.A. (BRB)	(g)(i)	Materials	6.50%		5/15/26	201	201	200
Datatel, Inc.	(i)	Software & Services	9.00%		9/30/23	102	107	107
Foresight Energy LLC	(g)(i)	Materials	11.50%		4/1/23	545	474	484
Hub International Ltd.	(i)	Insurance	7.00%		5/1/26	1,180	1,178	1,167
Kenan Advantage Group, Inc.	(i)	Transportation	7.88%		7/31/23	3,350	3,472	3,424
Pactiv, LLC		Materials	7.95%		12/15/25	849	933	936
Pactiv, LLC		Materials	8.38%		4/15/27	2,653	2,953	2,965
PAREXEL International Corp.	(i)	Pharmaceuticals, Biotechnology & Life Sciences	6.38%		9/1/25	610	589	586

See notes to unaudited condensed financial statements.

Corporate Capital Trust II

Unaudited Condensed Schedule of Investments (continued)

As of June 30, 2018

(in thousands, except share amounts)

Portfolio Company(a)(b)	Footnotes	Industry	Rate	Floor	Maturity Date	Principal Amount(c)	Cost(d)	Fair Value
Quorum Health Corp.		Health Care Equipment & Services	11.63%		4/15/23	$30	$31	$30
SRS Distribution Inc.	(i)	Capital Goods	8.25%		7/1/26	3,010	2,997	3,016
Surgery Center Holdings, Inc.	(i)	Health Care Equipment & Services	6.75%		7/1/25	657	600	625
Surgery Partners Holdings LLC	(i)	Health Care Equipment & Services	8.88%		4/15/21	18	18	19
Team Health Holdings Inc	(i)	Health Care Equipment & Services	6.38%		2/1/25	1,943	1,693	1,672
Tenet Healthcare Corp.	(g)(i)	Health Care Equipment & Services	7.00%		8/1/25	31	31	31
Triumph Group, Inc.		Capital Goods	7.75%		8/15/25	217	217	216
USA Compression Partners, LP	(g)(i)	Energy	6.88%		4/1/26	247	247	256
Vertiv Group Corp.	(i)	Capital Goods	9.25%		10/15/24	6,124	6,337	6,067

Total Subordinated Debt							37,344	37,342

Asset Based Finance—3.5%						No. of Shares
KKR Zeno Aggregator, LP (IRE), Membership Interest	(f)(g)(h)	Capital Goods				1,526,247	1,526	1,526
Montgomery Credit Holdings, LP, Membership Interest	(f)(g)(r)	Diversified Financials				2,689,167	2,689	2,548

Total Asset Based Finance							4,215	4,074

Equity/Other—3.5%
Misys, Ltd. (GBR), Perpetual Preferred Equity	(f)(g)(h)(j)(l)	Software & Services	L+1025			2,841	2,788	2,685
Polyconcept North America, Inc., Membership Units	(f)	Consumer Durables & Apparel				624	62	77
VICI Properties, Inc., Common Stock	(g)	Consumer Services				66,020	1,228	1,363

Total Equity/Other							4,078	4,125

TOTAL INVESTMENTS—159.7%	(k)						$188,028	187,081

OTHER ASSETS IN EXCESS OF LIABILITIES—(59.7%)								(69,948)

NET ASSETS—100.0%								$117,133

Derivative Instrument (Note 4)—0.2%

Foreign currency forward contract								$279

See notes to unaudited condensed financial statements.

Corporate Capital Trust II

Unaudited Condensed Schedule of Investments (continued)

As of June 30, 2018

(in thousands, except share amounts)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)

Non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940, as amended (“1940 Act”), unless otherwise indicated. Non-controlled/non-affiliated investments are investments that are neither controlled investments nor affiliated investments.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Represents amortized cost for debt securities and cost for equity investments translated to U.S. dollars.

(e)	Position or portion thereof unsettled as of June 30, 2018.

(f)	Investments classified as Level 3 whereby fair value was determined by the Company’s Board of Trustees (see Note 2).

(g)

The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of June 30, 2018, 81.3% of the Company’s total assets represented qualifying assets.

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

(k)

As of June 30, 2018, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $2,531; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $3,574; the net unrealized appreciation was $(1,043); the aggregate cost of securities for Federal income tax purposes was $188,575.

(l)

The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at June 30, 2018 was 2.34%. The current base rate for each investment may be different from the reference rate on June 30, 2018.

(m)

The interest rate on these investments is subject to a base rate of 2-Month LIBOR, which at June 30, 2018 was 2.17%. The current base rate for each investment may be different from the reference rate on June 30, 2018.

(n)

The interest rate on these investments is subject to a base rate of 1-Month LIBOR, which at June 30, 2018 was 2.09%. The current base rate for each investment may be different from the reference rate on June 30, 2018.

(o)

The interest rate on these investments is subject to a base rate of 3-Month Canadian Banker Acceptance Rate, which at June 30, 2018 was approximately 1.70%. The current base rate for each investment may be different from the reference rate on June 30, 2018.

(p)

The interest rate on these investments is subject to a base rate of 3-Month Euro Interbank Offered Rate, which at June 30, 2018 was approximately (0.32)%. The current base rate for each investment may be different from the reference rate on June 30, 2018.

(q)

The interest rate on these investments is subject to a base rate of the PRIME rate, which at June 30, 2018 was approximately 5.00%. The current base rate for each investment may be different from the reference rate on June 30, 2018.

See notes to unaudited condensed financial statements.

Corporate Capital Trust II

Unaudited Condensed Schedule of Investments (continued)

As of June 30, 2018

(in thousands, except share amounts)

(r)	Security is non-income producing.

(s)	Security is an unfunded loan commitment.

Abbreviations:

C$ - Canadian Dollar; local currency investment amount is denominated in Canadian Dollar. C$1 / U.S. $0.76 as of June 30, 2018.

€ - Local currency investment amount is denominated in Euros. € 1 / U.S. $1.17 as of June 30, 2018.

£ - Local currency investment amount is denominated in British Pound Sterling. £ 1 / U.S. $1.32 as of June 30, 2018.

BRB = Barbados

CAN = Canada

CDOR = Canadian Banker Acceptance Rate

E = EURIBOR - Euro Interbank Offered Rate

FRA = France

GBR = United Kingdom

IRE = Ireland

L = LIBOR - London Interbank Offered Rate, typically 3-Month

NLD = Netherlands

PIK = Payment-in-kind; the issuance of additional securities by the borrower to settle interest payment obligations.

See notes to unaudited condensed financial statements.

Corporate Capital Trust II

Schedule of Investments

As of December 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)(b)	Footnotes	Industry	Rate	Floor	Maturity Date	No. Shares/ Principal Amount(c)	Cost(d)	Fair Value
First Lien Senior Secured Loans—80.4%
ABB CONCISE Optical Group, LLC	(1)	Retailing	L + 500	1.00%	6/15/23	$510	$508	$511
Accuride Corp.	(e),(1)	Capital Goods	L + 525	1.00%	11/17/23	2,508	2,478	2,555
Acosta Holdco, Inc.	(2)	Commercial & Professional Services	L + 325	1.00%	9/26/21	2,761	2,515	2,439
Advantage Sales & Marketing, Inc.	(1)	Commercial & Professional Services	L + 325	1.00%	7/23/21	616	590	602
Agro Merchants Global, LP	(e),(1)	Transportation	L + 375	1.00%	12/6/24	70	70	71
BakerCorp International, Inc.	(1)	Capital Goods	L + 300	1.25%	2/7/20	4,565	4,418	4,525
Bay Club, Co.	(2)	Consumer Services	L + 650	1.00%	8/31/22	2,224	2,195	2,258
Belk, Inc.	(1)	Retailing	L + 475	1.00%	12/12/22	4,945	4,430	4,075
Commercial Barge Line Co.	(2)	Transportation	L + 875	1.00%	11/12/20	346	330	202
David’s Bridal, Inc.	(1)	Retailing	L + 400	1.25%	10/11/19	398	379	350
DigiCert, Inc.	(1)	Software & Services	L + 475	1.00%	10/31/24	1,975	1,965	2,003
Distribution International, Inc.	(1)	Retailing	L + 500	1.00%	12/15/21	7,560	6,558	6,431
Eacom Timber Corp. (CAN)	(f),(g),(h),(1)	Materials	L + 650	1.00%	11/30/23	2,928	2,899	2,909
FleetPride Corp.	(1)	Capital Goods	L + 400	1.25%	11/19/19	3,412	3,279	3,406
Foresight Energy, LLC	(g),(1)	Materials	L + 575	1.00%	3/17/22	3,676	3,543	3,458
Frontline Technologies Group, LLC	(f),(1)	Software & Services	L + 650	1.00%	9/18/23	4,524	4,446	4,448
Intelsat S.A. (LUX)	(g),(h),(1)	Media	L + 275	1.00%	6/30/19	2,267	2,259	2,265
JC Penney Corp., Inc.	(g),(1)	Retailing	L + 425	1.00%	6/23/23	16	16	15
Jo-Ann Stores, Inc.	(1)	Retailing	L + 500	1.00%	10/20/23	3,497	3,467	3,384
Koosharem, LLC	(1)	Commercial & Professional Services	L + 650	1.00%	5/15/20	2,495	2,292	2,437
MedAssets, Inc.	(2)	Health Care Equipment & Services	L + 450	1.00%	10/20/22	71	72	72
Monitronics International, Inc.	(1)	Commercial & Professional Services	L + 550	1.00%	9/30/22	2,027	1,987	2,013
NCI, Inc.	(f),(1)	Software & Services	L + 750	1.00%	8/15/24	4,330	4,279	4,289
Netsmart Technologies, Inc.	(1)	Health Care Equipment & Services	L + 450	1.00%	4/19/23	81	81	82

See notes to unaudited condensed financial statements.

Corporate Capital Trust II

Schedule of Investments (continued)

As of December 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)(b)	Footnotes	Industry	Rate	Floor	Maturity Date	No. Shares/ Principal Amount(c)		Cost(d)	Fair Value
P2 Energy Solutions, Inc.	(g),(1)	Software & Services	L + 400	1.00%	10/30/20		$3,317	$3,246	$3,253
Polyconcept North America, Inc.	(2)	Consumer Durables & Apparel	L + 475	1.00%	8/16/23		332	329	334
Quorum Health Corp.	(2)	Health Care Equipment & Services	L + 675	1.00%	4/29/22		4,575	4,561	4,632
Revere Superior Holdings, Inc.	(f),(1)	Software & Services	L + 675	1.00%	11/21/22		4,581	4,536	4,567
Revere Superior Holdings, Inc.	(f),(1)	Software & Services	L + 675	1.00%	11/21/22		164	160	163
Revere Superior Holdings, Inc.	(f),(1)	Software & Services	L + 675	1.00%	11/21/22		33	26	2
Savers, Inc.	(1)	Retailing	L + 375	1.25%	7/9/19		1,074	1,000	1,012
Sequa Corp.	(1)	Materials	L + 500	1.00%	11/28/21		1,545	1,557	1,559
SI Organization, Inc.	(1)	Capital Goods	L + 475	1.00%	11/23/19		597	597	604
SIRVA Worldwide, Inc.	(1)	Commercial & Professional Services	L + 650	1.00%	11/22/22		2,061	2,016	2,081
SMART Global Holdings, Inc.	(f),(g),(4)	Semiconductors & Semiconductor Equipment	P + 400	0.00%	2/9/22		46	46	37
SMART Global Holdings, Inc.	(f),(g),(1)	Semiconductors & Semiconductor Equipment	L + 625	1.00%	8/9/22		3,261	3,201	3,288
Staples Canada, Inc.	(f),(g),(h),(5)	Retailing	CDOR + 700	1.00%	9/12/23	C$	5,689	4,608	4,412
Sutherland Global Services, Inc.	(g),(1)	Software & Services	L + 537.5	1.00%	4/23/21		$709	691	682
Sutherland Global Services, Inc.	(g),(1)	Software & Services	L + 537.5	1.00%	4/23/21		3,046	2,967	2,931
Talbots, Inc.	(2)	Retailing	L + 450	1.00%	3/19/20		720	671	701
TruGreen, LP	(1)	Consumer Services	L + 400	1.00%	4/13/23		1,573	1,588	1,598
Utility One Source, LP	(2)	Capital Goods	L + 550	1.00%	4/7/23		3,305	3,287	3,384
Vertafore, Inc.	(2)	Software & Services	L + 325	1.00%	6/30/23		139	139	140
Wheels Up Partners, LLC	(f),(1)	Transportation	L + 855	1.00%	10/15/21		372	370	369
Wheels Up Partners, LLC	(f),(1)	Transportation	L + 855	1.00%	7/15/22		424	422	421
Wheels Up Partners, LLC	(f),(1)	Transportation	L + 710	1.00%	8/1/24		1,347	1,338	1,336

See notes to unaudited condensed financial statements.

Corporate Capital Trust II

Schedule of Investments (continued)

As of December 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)(b)	Footnotes	Industry	Rate	Floor	Maturity Date	No. Shares/ Principal Amount(c)	Cost(d)	Fair Value
Wheels Up Partners, LLC	(f),(1)	Transportation	L + 710	1.00%	11/1/24	$551	$547	$547
Wheels Up Partners, LLC	(f),(1)	Transportation	L + 710	1.00%	2/1/25	276	273	273
WireCo WorldGroup, Inc.	(1)	Capital Goods	L + 550	1.00%	9/29/23	558	557	563

Total First Lien Senior Secured Loans							93,789	93,689

Second Lien Senior Secured Loans—28.6%
ABILITY Network, Inc.	(e)	Health Care Equipment & Services	L + 775	1.00%	12/12/25	856	851	860
Albany Molecular Research, Inc.	(2)	Pharmaceuticals, Biotechnology & Life Sciences	L + 700	1.00%	8/28/25	913	909	901
Applied Systems, Inc.	(1)	Software & Services	L + 700	1.00%	9/12/25	2,624	2,624	2,721
Arclin, Inc.	(1)	Materials	L + 875	1.00%	2/9/25	424	421	430
BJ’s Wholesale Club, Inc.	(3)	Food & Staples Retailing	L + 750	1.00%	1/27/25	949	941	930
CTI Foods Holding Co., LLC	(2)	Food, Beverage & Tobacco	L + 725	1.00%	6/28/21	222	208	173
Direct ChassisLink, Inc.	(e)	Transportation	L + 600	0.00%	6/15/23	587	584	599
Excelitas Technologies Corp.	(e)(1)	Technology Hardware & Equipment	L + 750	1.00%	11/15/25	811	803	820
FleetPride Corp.	(1)	Capital Goods	L + 800	1.25%	5/19/20	853	775	838
Genoa, a QoL Healthcare Co., LLC	(2)	Health Care Equipment & Services	L + 800	1.00%	10/28/24	353	354	359
Grocery Outlet, Inc.	(1)	Food & Staples Retailing	L + 825	1.00%	10/21/22	198	186	199
Higginbotham Insurance Agency, Inc.	(e)(f)(4)	Insurance	L + 725	1.00%	12/19/25	1,304	1,291	1,291
iParadigms Holdings, LLC	(1)	Software & Services	L + 725	1.00%	7/29/22	183	179	179
Misys, Ltd. (GBR)	(g),(h),(1)	Software & Services	L + 725	1.00%	6/13/25	2,814	2,825	2,829
NEP Group, Inc.	(2)	Media	L + 700	1.00%	1/23/23	239	230	241
NeuStar, Inc.	(1)	Software & Services	L + 800	1.00%	8/8/25	1,807	1,781	1,831
Polyconcept North America, Inc.	(f),(2)	Consumer Durables & Apparel	L + 1000	1.00%	2/16/24	624	611	638

See notes to unaudited condensed financial statements.

Corporate Capital Trust II

Schedule of Investments (continued)

As of December 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)(b)	Footnotes	Industry	Rate	Floor	Maturity Date	No. Shares/ Principal Amount(c)	Cost(d)	Fair Value
Press Ganey Holdings, Inc.	(2)	Health Care Equipment & Services	L + 650	1.00%	10/21/24	$1,598	$1,622	$1,621
Sequa Corp.	(1)	Materials	L + 900	1.00%	4/28/22	3,468	3,507	3,515
SI Organization, Inc.	(1)	Capital Goods	L + 875	1.00%	5/23/20	461	456	466
Sparta Systems, Inc.	(f),(1)	Software & Services	L + 825	1.00%	7/27/25	2,438	2,402	2,381
SRS Distribution, Inc.	(2)	Capital Goods	L + 875	1.00%	2/24/23	2,756	2,769	2,842
Sungard Public Sector, LLC	(f),(1)	Software & Services	L + 850	1.00%	1/30/25	654	648	654
Transplace, Inc.	(2)	Transportation	L + 875	1.00%	10/6/25	3,628	3,539	3,637
Vantage Specialty Chemicals, Inc.	(1)	Materials	L + 825	1.00%	10/26/25	755	744	744
WireCo WorldGroup, Inc.	(1)	Capital Goods	L + 900	1.00%	9/30/24	1,632	1,627	1,643

Total Second Lien Senior Secured Loans							32,887	33,342

Other Senior Secured Debt—5.2%
Avantor, Inc.	(i)	Pharmaceuticals, Biotechnology & Life Sciences	6.00%	0.00%	10/1/24	776	776	773
Cleaver-Brooks Inc	(i)	Capital Goods	7.88%	0.00%	3/1/23	1,378	1,378	1,412
Cornerstone Chemical, Co.	(i)	Materials	6.75%	0.00%	8/15/24	2,682	2,687	2,679
DJO Finance, LLC	(i)	Health Care Equipment & Services	8.13%	0.00%	6/15/21	452	429	423
Pattonair Holdings, Ltd.	(g),(i)	Capital Goods	9.00%	0.00%	11/1/22	748	748	773

Total Other Senior Secured Debt							6,018	6,060

Total Senior Debt							132,694	133,091

Subordinated Debt—20.6%
Allegheny Technologies, Inc.	(g)	Materials	7.88%	0.00%	8/15/23	4,350	4,343	4,701
Clear Channel International BV (NLD)	(g),(h),(i)	Media	8.75%	0.00%	12/15/20	3,779	3,915	3,902

See notes to unaudited condensed financial statements.

Corporate Capital Trust II

Schedule of Investments (continued)

As of December 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)(b)	Footnotes	Industry	Rate	Floor	Maturity Date	No. Shares/ Principal Amount(c)	Cost(d)	Fair Value
ClubCorp Club Operations, Inc.	(i)	Consumer Services	8.50%	0.00%	9/15/25	$4,032	$3,978	$3,931
Datatel, Inc.	(i)	Software & Services	9.00%	0.00%	9/30/23	102	107	108
Envision Healthcare Holdings	(g),(i)	Health Care Equipment & Services	5.13%	0.00%	7/1/22	599	589	581
Intelsat S.A. (LUX)	(g),(h)	Media	7.25%	0.00%	10/15/20	1,334	1,277	1,254
Kenan Advantage Group, Inc.	(i)	Transportation	7.88%	0.00%	7/31/23	2,620	2,722	2,712
Pactiv, LLC		Materials	7.95%	0.00%	12/15/25	849	938	962
Pactiv, LLC		Materials	8.38%	0.00%	4/15/27	2,653	2,965	3,038
Plastipak Holdings, Inc.	(i)	Materials	6.25%	0.00%	10/15/25	163	163	167
Surgery Center Holdings, Inc.	(g),(i)	Health Care Equipment & Services	6.75%	0.00%	7/1/25	635	576	600
Tenet Healthcare Corp.	(g),(i)	Health Care Equipment & Services	7.00%	0.00%	8/1/25	31	31	29
Triumph Group, Inc.	(g),(i)	Capital Goods	7.75%	0.00%	8/15/25	1,360	1,360	1,443
Vertiv Group Corp.	(i)	Technology Hardware & Equipment	9.25%	0.00%	10/15/24	508	551	542

Total Subordinated Debt							23,515	23,970

Asset Based Finance—2.3%
Montgomery Credit Holdings, LP, Membership Interest	(f),(g)*	Diversified Financials				2,689,166	2,689	2,682

Total Asset Based Finance							2,689	2,682

Equity/Other—3.6%
Misys, Ltd. (CYM), Perpetual Preferred Equity	(f),(g),(h),(j)	Software & Services	L + 1025	1.00%		2,841	2,788	2,756
Polyconcept North America, Inc. Membership Units	(f)	Consumer Durables & Apparel				624	62	58
VICI Properties, Inc., Common Stock	(g)	Consumer Services				66,020	1,228	1,354

Total Equity/Other							4,078	4,168

TOTAL INVESTMENTS—140.7% (k)							$162,976	163,911

See notes to unaudited condensed financial statements.

Corporate Capital Trust II

Schedule of Investments (continued)

As of December 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)(b)	Footnotes	Industry	Rate	Floor	Maturity Date	No. Shares/ Principal Amount(c)	Cost(d)	Fair Value
OTHER ASSETS IN EXCESS OF LIABILITIES—(40.7%)								$(47,440)

NET ASSETS—100.0%								$116,471

Derivative Instrument (Note 4)—0.1%

Foreign currency forward contract								$96

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)

Non-controlled/non-affiliated investments as defined by the 1940 Act, unless otherwise indicated. Non-controlled/non-affiliated investments are investments that are neither controlled investments nor affiliated investments.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Represents amortized cost for debt securities and cost for equity investments translated to U.S. dollars.

(e)	Position or portion thereof unsettled as of December 31, 2017.

(f)	Investments classified as Level 3 whereby fair value was determined by the Company’s Board of Trustees (see Note 2).

(g)

The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2017, qualifying assets represented 73.2% of the Company’s total assets.

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

(k)

As of December 31, 2017, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $2,341; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $1,409; the net unrealized appreciation was $932; the aggregate cost of securities for Federal income tax purposes was $163,077.

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

See notes to unaudited condensed financial statements.

Corporate Capital Trust II

Schedule of Investments (continued)

As of December 31, 2017

(in thousands, except share amounts)

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

Abbreviations:

CAD - Canadian Dollar; local currency investment amount is denominated in Canadian Dollar. C$1 / U.S. $0.80 as of December 31, 2017.

CAN - Canada

CDOR = Canadian Banker Acceptance Rate

LUX - Luxembourg

L = LIBOR - London Interbank Offered Rate, typically 3-Month

P = PRIME - U.S. Prime Rate

See notes to unaudited condensed financial statements.

Corporate Capital Trust II

Notes to Unaudited Condensed Financial Statements

(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

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

Since inception and through April 8, 2018, the Company was externally managed by CNL Fund Advisors II, LLC, as investment adviser (“CNL”), and KKR Credit Advisors (US) LLC, as investment sub-adviser (“KKR”, and together with CNL, the “Former Advisors”). On April 9, 2018, the Company entered into a new investment advisory agreement with FS/KKR Advisor, LLC (the “Joint Advisor”), a newly-formed entity that is jointly operated by KKR and an affiliate of Franklin Square Holdings, L.P., which does business as FS Investments, pursuant to which the Joint Advisor serves as the Company’s investment adviser. See Note 6. “Related Party Transactions” for additional information.

Since inception and through April 8, 2018, the Former Advisors were, and effective April 9, 2018, the Joint Advisor is, responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments, determining the securities and other assets that the Company will purchase, retain or sell and monitoring the Company’s portfolio on an ongoing basis, as well as providing the administrative services necessary for the Company to operate. Both the Former Advisors and the Joint Advisor (collectively, the “Advisors”) are registered as investment advisers with the Securities and Exchange Commission (“SEC”).

On September 29, 2014, the Company filed a registration statement on Form N-2 (the “Registration Statement”) with the SEC to permit the Company to sell up to $2.6 billion of shares of common stock (275 million shares) on a continuous basis (the “Offering”). The Registration Statement was declared effective on October 9, 2015. In January 2018, the Company suspended its Offering to new investors and on April 30, 2018, terminated the Offering. See Note 9. “Share Transactions” for additional information regarding the Offering.

Note 2. Significant Accounting Policies

Basis of Presentation – The accompanying unaudited condensed financial statements of the Company are prepared in accordance with the instructions to Form 10-Q and accounting principles generally accepted in the United States of America (“GAAP”). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC Topic 946”). The unaudited condensed financial statements reflect all normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the Company’s results for the interim periods presented. The results of operations for interim periods are not indicative of results to be expected for the full year.

Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These financial statements should be read in conjunction with the Company’s

Corporate Capital Trust II

Notes to Unaudited Condensed Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Significant Accounting Policies (continued)

financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on March 2, 2018.

Use of Estimates – The preparation of the unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities at the date of the unaudited condensed financial statements, (ii) the reported amounts of income and expenses during the reporting periods presented and (iii) disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements. Actual results could differ from those estimates.

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

Corporate Capital Trust II

Notes to Unaudited Condensed Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Significant Accounting Policies (continued)

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

Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to the Company’s portfolio investments for which market quotations are not readily available, the Company’s board of trustees is responsible for determining in good faith the fair value of the Company’s portfolio investments in accordance with the valuation policy and procedures approved by the board of trustees, based on, among other things, the input of the Joint Advisor and the Company’s management, its audit committee, and independent third-party valuation firms.

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

The Company and the Joint Advisor undertake a multi-step valuation process for determining the fair value of the Company’s investments, the market prices of which are not readily available, as described below:

•	Each investment is valued by the Company’s independent third-party valuation firm, which provides a valuation range for each investment to the Joint Advisor.

•

Valuation recommendations, which include selection of a specific value within the valuation range, are formulated and documented by personnel of the Joint Advisor. Valuation recommendations, along with supporting documentation, for each investment are provided to the Company.

•	Following Company management review, valuation recommendations and supporting documentation are provided to the Company’s audit committee for further review.

•

As a final step, the Company’s board of trustees discusses the investment valuation recommendations with the Joint Advisor, the Company’s independent third-party valuation firm, where applicable, and the Company’s management, and based on those discussions and the related review process conducted by the Company’s audit committee, approves the fair value of the investments as determined in good faith by such valuation process conducted under the supervision of the board of trustees.

Corporate Capital Trust II

Notes to Unaudited Condensed Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Significant Accounting Policies (continued)

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

Security Transactions, Realized/Unrealized Gains or Losses, and Income Recognition – Investment transactions are recorded on the trade date. The Company measures realized gains or losses from the sale of investments using the specific identification method. Realized gains or losses are measured by the difference between the net proceeds from the sale and the amortized cost basis of the investment without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. Unrealized gains or losses primarily reflect the change in investment values, including the reversal of previously recorded unrealized gains or losses when gains or losses are realized. The amortized cost basis of investments includes (i) the original cost and (ii) adjustments for the accretion/amortization of market discounts and premiums and original issue discount and loan origination fees. The Company reports changes in fair value of investments as a component of net change in unrealized appreciation (depreciation) on investments in the unaudited condensed statements of operations.

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

Corporate Capital Trust II

Notes to Unaudited Condensed Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Significant Accounting Policies (continued)

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

Fee Income – In its role as the Company’s investment adviser, the Joint Advisor or its affiliates may provide financial advisory services to portfolio companies and in return may receive fees for capital structuring services. The Joint Advisor is obligated to remit to the Company any earned capital structuring fees based on the pro-rata portion of the Company’s investment in co-investment transactions and originated investments. These fees are generally nonrecurring and are recognized as fee income by the Company upon the investment closing date. The Company may also receive fees for commitments, amendments and other services related to portfolio companies. Such fees are recognized as fee income when earned or the services are rendered.

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

Corporate Capital Trust II

Notes to Unaudited Condensed Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Significant Accounting Policies (continued)

Derivative Instruments – The Company’s derivative instruments consists of a foreign currency contract. The Company recognizes all derivative instruments as assets or liabilities at fair value in its unaudited condensed financial statements. Derivative contracts entered into by the Company are not designated as hedging instruments, and as a result, the Company presents changes in fair value through net change in unrealized appreciation (depreciation) on derivative instruments in the unaudited condensed statements of operations. Realized gains and losses that occur upon the cash settlement of the derivative instruments are included in net realized gains (losses) on derivative instruments in the unaudited condensed statements of operations.

Paid In Capital – The Company records the proceeds from the sale of its common stock on a net basis to (i) capital stock and (ii) paid-in capital in excess of par value, excluding up-front selling commissions and dealer manager fees.

Deferred Financing Costs – Financing costs, including upfront fees, commitment fees and legal fees related to the Company’s credit facility are deferred and amortized over the life of the related financing instrument using the straight-line method. The amortization of deferred financing costs is included in interest expense in the unaudited condensed statements of operations.

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

Unrealized appreciation (depreciation) from foreign currency translation for other receivables or payables is presented as net change in unrealized appreciation (depreciation) in foreign currency translation in the unaudited condensed statements of operations.

Management Fees – The Company incurs a base management fee (recorded as investment advisory fees) and performance-based incentive fees, including (i) a subordinated incentive fee on income and (ii) an incentive fee on capital gains, due to the Joint Advisor pursuant to an investment advisory agreement described in Note 6. “Related Party Transactions.” The two components of performance-based incentive fees are combined and expensed in the unaudited condensed statements of operations and accrued as accrued performance-based incentive fees in the unaudited condensed statements of assets and liabilities. Pursuant to the terms of the investment advisory agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement) based on the Company’s realized capital gains on a cumulative basis from inception, net of all realized capital losses on a cumulative basis

Corporate Capital Trust II

Notes to Unaudited Condensed Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Significant Accounting Policies (continued)

and unrealized depreciation at year end, less the aggregate amount of any previously paid capital gains incentive fees. Although the terms of the investment advisory agreement do not provide for the inclusion of unrealized gains in the calculation of the incentive fee on capital gains, pursuant to relevant authoritative guidance for investment companies, the Company includes unrealized gains in the calculation of the incentive fee on capital gains expense and related accrued incentive fee on capital gains. This accrual reflects the incentive fees that would be payable to the Joint Advisor if the Company’s entire portfolio was liquidated at its fair value as of the balance sheet date even though the Joint Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

Organization and Offering Expenses – Organization expenses were expensed on the Company’s statements of operations. Offering expenses were capitalized on the Company’s statements of assets and liabilities as deferred offering expenses and expensed to the Company’s statements of operations over a 12-month period, however, the deferral period did not exceed 12 months from the date the Former Advisors incurred the offering expenses.

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

The Company recognizes in its unaudited condensed financial statements the effect of a tax position when it is deemed more likely than not, based on the technical merits, that the position will be sustained upon examination. Tax benefits of positions not deemed to meet the more-likely-than-not threshold are recorded as tax expenses in the current year. The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes—Overall—Recognition, nor did it have any unrecognized tax benefits for the periods presented herein. Although the Company files federal and state tax returns, its major tax jurisdiction is federal.

Corporate Capital Trust II

Notes to Unaudited Condensed Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Significant Accounting Policies (continued)

Permanent book and tax basis differences are reclassified among the Company’s capital accounts, as appropriate on an annual basis. Additionally, the tax character and amount of distributions is determined in accordance with the Code which differs from GAAP.

Reclassifications – As of June 30, 2018, the Company has revised its investment categories to reclassify investments that were previously categorized as Equity/Other to two new categories of Asset Based Finance and Equity/Other. This revision better distinguishes between corporate equity investments and investments that are primarily collateralized by hard assets, financial assets or investments in specialty finance platforms that provide exposure to hard assets or financial assets. The Company’s Asset Based Finance investments may be in the form of debt, equity, derivatives or private placement funds. The Company has adjusted the presentation of its asset categories for all periods presented to conform to the current period presentation.

The following table provides additional details of the fair value of investments reclassified by category as of December 31, 2017:

Asset Category	As Filed December 31, 2017	Adjustments	Adjusted December 31, 2017

Asset Based Finance	$ —	$2,682	$2,682
Equity/Other	6,850	(2,682)	4,168

	$ 6,850	$—	$6,850

Recent Accounting Pronouncements – Effective January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers, or ASC Topic 606, using the cumulative effect method applied to in-scope contracts with customers that have not been completed as of the date of adoption. The Company did not identify any in-scope contracts that had not been completed as of the date of adoption and, as a result, did not recognize a cumulative effect on stockholders’ equity in connection with the adoption of the new revenue recognition guidance.

Note 3. Investments

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

Corporate Capital Trust II

Notes to Unaudited Condensed Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Investments (continued)

As of June 30, 2018 and December 31, 2017, the Company’s investment portfolio consisted of the following:

	June 30, 2018
Asset Category	Amortized Cost(1)	Fair Value	Percentage of Investment Portfolio	Percentage of Net Assets
Senior debt
Senior secured loans—first lien	$98,395	$97,335	52.0%	83.1%
Senior secured loans—second lien	31,926	32,150	17.2%	27.4%
Senior secured bonds	12,070	12,055	6.4%	10.3%

Total senior debt	$142,391	$141,540	75.6%	120.8%
Subordinated debt	37,344	37,342	20.0%	31.9%
Asset based finance	4,215	4,074	2.2%	3.5%
Equity/Other	4,078	4,125	2.2%	3.5%

Total	$188,028	$187,081	100.0%	159.7%

	December 31, 2017
Asset Category	Amortized Cost(1)	Fair Value	Percentage of Investment Portfolio	Percentage of Net Assets
Senior debt
Senior secured loans—first lien	$93,789	$93,689	57.2%	80.4%
Senior secured loans—second lien	32,887	33,342	20.3%	28.6%
Senior secured bonds	6,018	6,060	3.7%	5.2%

Total senior debt	$132,694	$133,091	81.2%	114.2%
Subordinated debt	23,515	23,970	14.6%	20.6%
Asset based finance	2,689	2,682	1.6%	2.3%
Equity/Other	4,078	4,168	2.6%	3.6%

Total	$162,976	$163,911	100.0%	140.7%

(1)	Represents amortized costs for debt securities and costs for equity investments translated to U.S. dollars.

As of June 30, 2018 and December 31, 2017, none of the Company’s debt investments were on non-accrual status.

Corporate Capital Trust II

Notes to Unaudited Condensed Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Investments (continued)

The industry composition and geographic dispersion of the Company’s investment portfolio as a percentage of total fair value of the Company’s investments as of June 30, 2018 and December 31, 2017 were as follows:

Industry Composition	June 30, 2018	December 31, 2017
Automobiles & Components	0.2%	—%
Capital Goods	18.6%	14.9%
Commercial & Professional Services	3.8%	5.9%
Consumer Durables & Apparel	1.1%	0.6%
Consumer Services	9.2%	5.6%
Diversified Financials	1.4%	1.6%
Energy	0.5%	—%
Food & Staples Retailing	2.5%	0.7%
Food, Beverage & Tobacco	0.7%	0.1%
Health Care Equipment & Services	6.8%	5.7%
Insurance	2.2%	0.8%
Materials	11.1%	14.8%
Media	4.3%	4.7%
Pharmaceuticals, Biotechnology & Life Sciences	0.8%	1.0%
Retailing	11.3%	12.7%
Semiconductors & Semiconductor Equipment	2.0%	2.0%
Software & Services	18.9%	21.9%
Technology Hardware & Equipment	0.4%	0.8%
Telecommunication Services	0.3%	—%
Transportation	3.9%	6.2%

Total	100.0%	100.0%

Geographic Dispersion(1)	June 30, 2018	December 31, 2017
United States	87.9%	87.6%
Canada	3.8%	4.5%
United Kingdom	3.8%	1.7%
Netherlands	2.8%	2.4%
France	0.8%	—%
Ireland	0.8%	—%
Barbados	0.1%	—%
Luxembourg	—%	2.1%
Cayman Islands	—%	1.7%

Total	100.0%	100.0%

(1)	The geographic dispersion is determined by the portfolio company’s country of domicile or the jurisdiction of the security’s issuer.

All investments held at June 30, 2018 were denominated in U.S. dollars except for six investments, which were denominated in Canadian dollars, Euros and British pound sterling and represented 5.4% of the investment portfolio. All investments held at December 31, 2017 were denominated in U.S. dollars except for one investment, which was denominated in Canadian dollars and represented 2.7% of the investment portfolio.

Corporate Capital Trust II

Notes to Unaudited Condensed Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Derivative Instruments

The following is a summary of the fair value and location of the Company’s derivative instruments in the unaudited condensed statements of assets and liabilities held as of June 30, 2018 and December 31, 2017:

		Fair Value
Derivative Instrument	Statement Location	June 30, 2018	December 31, 2017
Foreign currency forward contracts	Unrealized appreciation on foreign currency forward contracts	$279	$96

Total		$279	$96

Net unrealized gains and losses on derivative instruments recorded by the Company for the three and six months ended June 30, 2018 are in the following locations in the unaudited condensed statements of operations:

		Net Unrealized Gains (Losses)
Derivative Instrument	Statement Location	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Foreign currency forward contracts	Net change in unrealized appreciation on foreign currency forward contracts	$93	$183

Total		$93	$183

The Company did not invest in derivative instruments during the three and six months ended June 30, 2017.

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

The Company was a party to one foreign currency forward contract during the period which related to economic hedging of the Company’s foreign currency denominated debt investments. As of June 30, 2018 and December 31, 2017, the Company’s open foreign currency forward contract was as follows:

Foreign Currency	Settlement Date	Counterparty	Notional Amount and Transaction	US $ Value at Settlement Date	US $ Value at June 30, 2018	Unrealized Appreciation
CAD	October 10, 2019	JP Morgan Chase Bank	C$ 5,690 Sold	$4,642	$4,363	$279

Total				$4,642	$4,363	$279

Foreign Currency	Settlement Date	Counterparty	Notional Amount and Transaction	US $ Value at Settlement Date	US $ Value at December 31, 2017	Unrealized Appreciation
CAD	October 10, 2019	JP Morgan Chase Bank	C$ 5,690 Sold	$4,642	$4,546	$96

Total				$4,642	$4,546	$96

Corporate Capital Trust II

Notes to Unaudited Condensed Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Fair Value of Financial Instruments

The Company’s investments were categorized in the fair value hierarchy described in Note 2. “Significant Accounting Policies”, as follows as of June 30, 2018 and December 31, 2017:

	June 30, 2018
Description	Level 1	Level 2	Level 3	Total
Senior debt	$—	$88,238	$53,302	$141,540
Subordinated debt	—	37,342	—	37,342
Asset based finance	—	—	4,074	4,074
Equity/Other	1,363	—	2,762	4,125

Total investments	$1,363	$125,580	$60,138	$187,081

	December 31, 2017
Description	Level 1	Level 2	Level 3	Total
Senior debt	$—	$101,066	$32,025	$133,091
Subordinated debt	—	23,970	—	23,970
Asset based finance	—	—	2,682	2,682
Equity/Other	1,354	—	2,814	4,168

Total investments	$1,354	$125,036	$37,521	$163,911

In addition, the Company had one derivative, as described in Note 4. “Derivative Instruments,” which was categorized as Level 2 in the fair value hierarchy as of June 30, 2018 and December 31, 2017.

There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2018 and the year ended December 31, 2017. The carrying value of cash is classified as Level 1 with respect to the fair value hierarchy. At June 30, 2018, the Company held 52 distinct investment positions classified as Level 3, representing an aggregate fair value of $60,138 or 32.1% of the total investment portfolio. At December 31, 2017, the Company held 21 distinct investment positions classified as Level 3, representing an aggregate fair value of $37,521 or 22.9% of the total investment portfolio. The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of June 30, 2018 and December 31, 2017 were as follows:

As of June 30, 2018
Asset Group	Fair Value(1)	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(2)	Impact to Valuation from an Increase in Input(3)
Senior Debt	$ 50,213	Discounted Cash Flow	Discount Rate	8.30% - 13.95% (10.84%)	Decrease
	3,089	Cost	Cost	N/A	N/A
Asset Based Finance	2,548	Discounted Cash Flow	Discount Rate	11.70% (11.70%)	Decrease
	1,526	Cost	Cost	N/A	N/A
Equity/Other	2,685	Discounted Cash Flow	Discount Rate	15.95% (15.95%)	Decrease
	77	Market Comparables	Illiquidity Discount	10.00% (10.00%)	Decrease

Total	$ 60,138

Corporate Capital Trust II

Notes to Unaudited Condensed Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Fair Value of Financial Instruments (continued)

As of December 31, 2017
Asset Group	Fair Value(1)	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(2)	Impact to Valuation from an Increase in Input(3)
Senior Debt	$ 32,025	Discounted Cash Flow	Discount Rate	7.52% - 12.32% (9.87%)	Decrease
Asset Based Finance	2,682	Discounted Cash Flow	Discount Rate	17.79% (17.79%)	Decrease
Equity/Other	2,756	Discounted Cash Flow	Discount Rate	13.81% - 17.79% (15.77%)	Decrease
	58	Discounted Cash Flow	Discount Rate	11.02% (11.02%)	Decrease
		Market Comparables	EBITDA Multiple	9.26x - 10.32x (9.79x)	Increase
			Illiquidity Discount	10.00% (10.00%)	Decrease

Total	$ 37,521

(1)	Certain investments may be valued at cost for a period of time after an acquisition as the best indicator of fair value.

(2)	Weighted average amounts are based on the estimated fair values.

(3)

This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

The preceding tables represent the significant unobservable inputs as they relate to the Company’s determination of fair values for the majority of its investments categorized within Level 3 as of June 30, 2018 and December 31, 2017. In addition to the techniques and inputs noted in the table above, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the fair value estimates for the Company’s investments. Any significant increases or decreases in the unobservable inputs would result in significant increases or decreases in the fair value of the Company’s investments.

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

Corporate Capital Trust II

Notes to Unaudited Condensed Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Fair Value of Financial Instruments (continued)

The following tables provide reconciliations for the six months ended June 30, 2018 and the year ended December 31, 2017 of investments for which Level 3 inputs were used in determining fair value:

	Six Months Ended June 30, 2018
	Senior Debt	Asset Based Finance	Equity/Other	Total
Fair value at beginning of period	$32,025	$2,682	$2,814	$37,521
Additions(1)	22,186	1,526	—	23,712
Paid-in-kind interest	9	—	—	9
Net realized gains (losses)(2)	(1)	—	—	(1)
Net change in unrealized appreciation (depreciation)(3)	(249)	(134)	(52)	(435)
Sales or repayments(4)	(729)	—	—	(729)
Net discount accretion	61	—	—	61

Fair value at end of period	$53,302	$4,074	$2,762	$60,138

Change in net unrealized appreciation (depreciation) in investments still held at the reporting date(3)	$(244)	$(134)	$(52)	$(430)

	Year Ended December 31, 2017
	Senior Debt	Asset Based Finance	Equity/Other	Total
Fair value at beginning of period	$616	$—	$58	$674
Additions(1)	33,449	2,682	3,018	39,149
Net realized gains (losses)(2)	2	—	—	2
Net change in unrealized appreciation (depreciation)(3)	(88)	—	(38)	(126)
Sales or repayments(4)	(1,979)	—	(224)	(2,203)
Net discount accretion	25	—	—	25

Fair value at end of period	$32,025	$2,682	$2,814	$37,521

Change in net unrealized appreciation (depreciation) in investments still held at the reporting date(3)	$(88)	$—	$(38)	$(126)

(1)	Includes increases in the cost basis of investments resulting from new and add-on portfolio investments.

(2)	Included in net realized gain (loss) in the statements of operations.

(3)	Included in net change in unrealized appreciation (depreciation) in the statements of operations.

(4)	Includes principal payments/paydowns on debt investments and proceeds from sale of investments.

No securities were transferred into or out of the Level 3 hierarchy during the six months ended June 30, 2018. All realized and unrealized gains and losses are included in earnings and are reported as separate line items within the Company’s unaudited condensed statements of operations.

Corporate Capital Trust II

Notes to Unaudited Condensed Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Related Party Transactions

Managing Dealer Agreement and Distribution and Shareholder Servicing Plan

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

On March 16, 2017, the board of trustees approved an amended and restated managing dealer agreement (the “Managing Dealer Agreement”) between the Company and the Managing Dealer and approved an amended and restated distribution and shareholder servicing plan for the Company (the “Distribution and Shareholder Servicing Plan”) which lowered the ongoing distribution and shareholder servicing fee paid to the Managing Dealer from an annualized rate of 1.25% to an annualized rate of 1.00% of the Company’s net asset value per share. On April 9, 2018, the Managing Dealer Agreement and the Distribution and Shareholder Servicing Plan were terminated effective April 30, 2018.

Investment Advisory Agreements

On April 9, 2018, the Company terminated the Former Investment Advisory Agreement (as defined below) and concurrently entered into a new investment advisory agreement with the Joint Advisor (the “Joint Advisor Investment Advisory Agreement”). Pursuant to the Joint Advisor Investment Advisory Agreement, the Company pays the Joint Advisor a fee for their services consisting of two components – a base management fee based on the average value of the Company’s gross assets and incentive fees based on the Company’s performance. Under the Joint Advisor Investment Advisory Agreement, the Joint Advisor is entitled to an annual base management fee of 1.50% of the average value of the Company’s gross assets, as compared to the annual rate of 2.00% under the Former Investment Advisory Agreement. In addition, the calculation of the base management fee under the Joint Advisor Investment Advisory Agreement excludes cash and cash equivalents from gross assets, as compared to the Former Investment Advisory Agreement, which included cash and cash equivalents within the definition of gross assets. Under the Joint Advisor Investment Advisory Agreement, the Joint Advisor serves as the sole investment adviser of the Company.

Previously, the Company was a party to an investment advisory agreement with CNL (the “Former Investment Advisory Agreement”) for the overall management of the Company’s activities. CNL was a party to a sub-advisory agreement with KKR (the “Former Sub-Advisory Agreement”), under which KKR was responsible for the day-to-day management of the Company’s investment portfolio. Pursuant to the Former Investment Advisory Agreement, CNL earned (i) a management fee equal to an annual rate of 2.00% of the Company’s average gross assets, and (ii) an incentive fee based on the Company’s performance. The incentive fee consisted of (i) a subordinated incentive fee on income and (ii) an incentive fee on capital gains. CNL compensated KKR for advisory services that it provided to the Company with 50% of the fees that CNL received under the Investment Advisory Agreement.

A subordinated incentive fee on income is payable to the Joint Advisor each calendar quarter if the Company’s pre-incentive fee net investment fee income (as defined in the Joint Advisor Investment Advisory Agreement and

Corporate Capital Trust II

Notes to Unaudited Condensed Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Related Party Transactions (continued)

approved by the Company’s board of trustees) exceeds the 1.75% quarterly preference return to the Company’s shareholders (the ratio of pre-incentive fee net investment income divided by average adjusted capital).

The annual incentive fees on capital gains recorded for GAAP purposes are equal to (i) 20% of the Company’s realized and unrealized capital gains on a cumulative basis since inception, net of all realized capital losses and unrealized depreciation on a cumulative basis from inception, less (ii) the aggregate amount of any previously paid incentive fees on capital gains. For financial reporting purposes, in accordance with GAAP, the Company includes unrealized appreciation on the investment portfolio in the calculation of incentive fees on capital gains; however, such amounts are not payable by the Company unless and until the net unrealized appreciation is actually realized. The actual amount of incentive fees on capital gains that are due and payable to the Joint Advisor is determined at the end of the calendar year.

The terms of the incentive fees are substantially the same as those to which CNL was entitled to receive under the Former Investment Advisory Agreement.

The Company did not incur any subordinated incentive fee on income under the Investment Advisory Agreements during the six months ended June 30, 2018 and 2017. The Company had accrued $15 of incentive fees payable on capital gains under the Investment Advisory Agreements as of June 30, 2018.

Under the terms of the Former Investment Advisory Agreement, CNL (and indirectly KKR) was entitled to receive up to 1.50% of gross offering proceeds as reimbursement for organization and offering expenses incurred by the Former Advisors on behalf of the Company. The Former Advisors had incurred organization and offering costs of approximately $5,400 as of March 31, 2018 on behalf of the Company. The Former Advisors waived the reimbursement of organization and offering expenses in connection with the Company’s gross capital raise received from the Offering from March 1, 2016 (when the Company satisfied the minimum offering requirement) through April 30, 2017 (the “O&O Reimbursement Waiver”). The O&O Reimbursement Waiver did not reduce the amount of organization and offering expenses incurred by the Former Advisors that were eligible for reimbursement in future periods based on subsequent gross capital raised by the Company after April 30, 2017. Gross capital raised by the Company after April 30, 2017 was subject to the maximum organization and offering cost reimbursement of 1.50%. The Former Advisors were entitled to reimbursement of approximately $400 of organization and offering costs for gross capital raised for the period May 1, 2017 through April 9, 2018, all of which had been reimbursed to the Former Advisors as of April 9, 2018. A contingent obligation for the balance of organization and offering costs, subject to reimbursement based on future gross proceeds raised assuming a reinstatement of the Company’s Offering, was approximately $5,000 as of April 30, 2018.

On April 30, 2018, the Company terminated its Offering and in conjunction therewith, the Former Advisors agreed to permanently waive their rights to receive reimbursement of approximately $5,000 of organization and offering expenses that they had incurred on the Company’s behalf. As such, as of June 30, 2018, the Company had no contingent obligations to reimburse its Former Advisors for organization and offering expenses.

Administrative Services Agreements

The Company was a party to an administrative services agreement with CNL (“Former Administrative Services Agreement”), under which CNL performed, or oversaw the performance of, various administrative services on behalf of the Company. Administrative services included investor services, general ledger accounting, fund

Corporate Capital Trust II

Notes to Unaudited Condensed Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Related Party Transactions (continued)

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

On April 9, 2018, the Company terminated the Former Administrative Services Agreement with CNL and concurrently entered into a new administrative services agreement with the Joint Advisor (the “Joint Advisor Administrative Services Agreement”). Under the Joint Advisor Administrative Services Agreement, the Joint Advisor serves as the Company’s administrator. The terms of the Joint Advisor Administrative Services Agreement, including the services to be provided by the Joint Advisor as administrator and the amount of reimbursements to be paid by the Company for certain administrative expenses, are substantially the same as those under the Former Administrative Services Agreement.

Expense Support Agreements

The Company was a party to an expense support and conditional reimbursement agreement, as amended and restated (the “Former Expense Support Agreement”) with the Former Advisors pursuant to which the Former Advisors jointly and severally agreed to pay to the Company some or all of its operating expenses (an “Expense Support Payment”) for each month during the Former Expense Support Payment Period (as defined below) in which the Company’s board of trustees declared a distribution to its shareholders. Expense Support Payments were made in accordance with the terms of the Former Expense Support Agreement. The “Expense Support Payment Period” commenced on March 1, 2016 and terminated effective with the termination of the Former Expense Support Agreement on April 9, 2018.

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

Concurrently with the Company’s entry into the Joint Advisor Investment Advisory Agreement and the Joint Advisor Administrative Services Agreement, on April 9, 2018, the Company entered into a new expense support and conditional reimbursement agreement (the “Joint Advisor Expense Support Agreement”), which replaced the Former Expense Support Agreement. The Joint Advisor Expense Support Agreement is substantially similar to the Former Expense Support Agreement.

Corporate Capital Trust II

Notes to Unaudited Condensed Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Related Party Transactions (continued)

Related party fees and expenses incurred on behalf of the Company during the three and six months ended June 30, 2018 and 2017 are summarized below:

		Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Source Agreement & Description	2018	2017	2018	2017
CNL Securities Corp.	Former Managing Dealer Agreement:
	Up-front selling commissions and dealer manager fees	$—	$696	$61	$1,907
	Distribution and shareholder servicing fees	$94	$235	$376	$435
KKR	Former Investment Sub-Advisory Agreement:
	Investment expenses reimbursement(1)(2)	$34	$4	$38	$7
FS/KKR Advisor	Joint Advisor Investment Advisory Agreement:
CNL and KKR	Former Investment Advisory Agreement:
	Base management fees (investment advisory fees)(1)	$686	$521	$1,571	$891
	Incentive fee on capital gains(3)	$(481)	$(11)	$(264)	$27
	Organization and offering expense reimbursement	$—	$88	$20	$88
FS/KKR Advisor	Joint Advisor Administrative Services Agreement:
CNL	Former Administrative Services Agreement:
	Administrative and compliance services(1)	$169	$161	$326	$298
FS/KKR Advisor	Joint Advisor Expense Support Agreement:
CNL and KKR	Former Expense Support Agreement:
	Expense support provided	$—	$(602)	$(581)	$(1,260)

(1)	Expenses subject to Expense Support.

(2)

Includes reimbursement of fees related to transactional expenses for prospective investments, including fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. Broken deal costs were approximately $8 and $6 for the six months ended June 30, 2018 and 2017, respectively.

(3)

Incentive fees on capital gains are included in performance-based incentive fees in the unaudited condensed statements of operations. The following table provides additional details for the incentive fee on capital gains for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
Incentive Fee on Capital Gains	2018	2017	2018	2017
Accrued incentive fee at beginning of period	$496	$205	$279	$167
Incentive fee on capital gains during the period	(481)	(11)	(264)	27
Less: Incentive fee on capital gains paid to the Advisors during the period	—	—	—	—

Accrued incentive fee at end of period	15	194	15	194
Less: Accrued incentive fee on capital gains attributable to unrealized gains at end of period	(15)	(194)	(15)	(194)

Incentive fee on capital gains earned by and payable to the Advisors at end of period	$—	$—	$—	$—

Corporate Capital Trust II

Notes to Unaudited Condensed Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Related Party Transactions (continued)

The amount of Expense Support Payments provided by the Former Advisors since inception was approximately $5,400. Effective April 30, 2018, the Former Advisors waived their right to reimbursement of such Expense Support Payments.

The following table presents amounts due to Advisors as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Due from the Advisors:
Expense support	$—	$492

Total due from Advisors	—	492

Due to the Advisors:
Base management fees (investment advisory fees)	686	556
Operating expense reimbursement	43	146
Offering expense reimbursement	—	77

Total due to Advisors	729	779

Net due (to) from Advisors	$(729)	$(287)

Note 7. Distributions

The Company intends to declare cash distributions on a weekly basis and pay such distributions on a monthly basis. The Company’s board of trustees declared weekly distributions of $0.011250 per share beginning on January 2, 2018 through and including June 26, 2018. These distributions were paid monthly to shareholders of record as of monthly record dates previously determined by the Company’s board of trustees. On July 18, 2018 and July 31, 2018, the Company’s board of trustees declared distributions which have been or will be recorded weekly and paid monthly for July through August 2018 and September through October 2018, respectively, each in the amount of $0.011250 per share. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of trustees.

The total and the sources of declared distributions on a GAAP basis for the six months ended June 30, 2018 and 2017 are presented in the tables below:

	Six Months Ended June 30,
	2018			2017
	Per Share	Amount	Allocation	Per Share	Amount	Allocation
Net investment income	$0.27	$3,438	91.8%	$0.19	$1,557	64.4%
Net realized gains	0.02	209	5.6%	0.04	307	12.7%
Distributions in excess of net investment income	0.01	97	2.6%	0.06	552	22.9%

Total Declared Distributions	$0.30	$3,744	100.0%	$0.29	$2,416	100.0%

Net investment income includes Expense Support Payments of $581 and $1,260 which supported distributions of $3,744 and $2,416 during the six months ended June 30, 2018 and 2017, respectively. Sources of distributions, other than net investment income and realized gains on a GAAP basis, include (i) the ordinary income component of prior year tax basis undistributed earnings and (ii) required adjustments to GAAP net investment income and realized gains in the current period to determine taxable income available for distributions.

Corporate Capital Trust II

Notes to Unaudited Condensed Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Distributions (continued)

The following table summarizes the primary sources of differences between (i) GAAP net investment income and realized gains and (ii) taxable income available for distributions that contribute to tax-related distributions in excess of net investment income for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
Ordinary income component of tax basis undistributed earnings	$317	$223
Unearned performance-based incentive fees on unrealized gains	(264)	27
Marked-to-market foreign currency forward contracts	183	—
Organization and offering expenses	17	—
Distribution and shareholder servicing fees	376	435

Total(1)	$629	$685

(1)	The above table does not represent all adjustments to calculate taxable income available for distributions.

For the six months ended June 30, 2018, the tax-related sources of distributions of $629 were greater than the distributions in excess of net investment income of $97. As a result, the Company estimates that none of the distributions declared during the six months ended June 30, 2018 would be classified as a tax basis return of capital. None of the distributions declared during the year ended December 31, 2017 were classified as a tax basis return of capital.

Note 8. Fee Income

Fee income, which is non-recurring, consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Fee Income	2018	2017	2018	2017
Capital structuring fees	$67	$—	$106	$—
Prepayment fees	84	—	84	—
Other	103	24	106	46

Total	$254	$24	$296	$46

Corporate Capital Trust II

Notes to Unaudited Condensed Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 9. Share Transactions

The following table summarizes the total shares issued and proceeds received in connection with the Company’s Offering for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018(1)		2017
	Shares	Amount	Shares	Amount
Gross proceeds	136,070	$1,331	4,179,149	$40,884
Up-front selling commissions and dealer manager fees	—	(61)	—	(1,907)

Net proceeds to company	136,070	1,270	4,179,149	38,977
Reinvestment of distributions	199,641	1,858	139,283	1,299

Net proceeds	335,711	$3,128	4,318,432	$40,276

Average net proceeds per share		$9.32		$9.33

(1)	The Company suspended its Offering to new investors effective January 10, 2018. However, the Company continues to issue new shares under its distribution reinvestment plan.

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

From inception through the suspension of the Company’s Offering on January 10, 2018, the Company raised gross proceeds of approximately $123.6 million (12.8 million shares) through its Offering, including approximately $3.4 million (0.4 million shares) through its distribution reinvestment plan. Following the suspension of its Offering, the Company has and will continue to issue shares pursuant to its distribution reinvestment plan. During the six months ended June 30, 2018, the Company issued $1,858 (199,641 shares) through its distribution reinvestment plan. The Company terminated its Offering effective April 30, 2018 as described in Note 6. “Related Party Transactions.”

The Company conducts quarterly tender offers pursuant to its share repurchase program. The Company currently limits the number of shares to be repurchased during any calendar year to the number of shares it can repurchase with the proceeds it receives from the issuance of shares of its common stock under is distribution reinvestment plan. At the discretion of the Company’s board of trustees, the Company may also use cash on hand, cash available from borrowings and cash from the sale of investments as the end of the applicable period to repurchase shares. The Company limits repurchases in each quarter to 2.5% of the weighted average number of shares of common stock outstanding. The Company’s board of trustees may amend, suspend or terminate the share repurchase program upon 30 days’ notice.

Corporate Capital Trust II

Notes to Unaudited Condensed Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 9. Share Transactions (continued)

The following table is a summary of the share repurchases completed during the six months ended June 30, 2018:

Repurchase Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	No. of Shares Repurchased/ Total Offer	Price Paid Per Share
February 20, 2018	249,708	91,276	$840	37%	$9.20

On May 21, 2018, the Company offered to purchase 284,984 shares of its issued and outstanding common shares at a purchase price of $9.24 per share. The Company’s board of trustees subsequently approved the purchase of an additional 71,891 shares in connection with the tender offer. On July 2, 2018, the Company repurchased approximately 356,875 shares (representing 100% of the common shares tendered for repurchase) at $9.24 per share for aggregate consideration totaling $3,298.

Note 10. Borrowings

On July 14, 2017, the Company entered into a senior secured revolving credit agreement (the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility (the “Revolving Credit Facility”) consisting of loans to be made in dollars and other foreign currencies in an initial aggregate principal amount of $70,000. Availability under the Revolving Credit Facility will terminate on July 14, 2019, and the outstanding loans under the Revolving Credit Facility will mature on July 14, 2020. On June 11, 2018, the Company entered into an incremental commitment agreement with ING Capital LLC to increase the total borrowing capacity under the Revolving Credit Facility to $82,000.

Under the Revolving Credit Facility, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities. The Company was in compliance with all covenants required by the Revolving Credit Facility as of June 30, 2018.

As of June 30, 2018 and December 31, 2017, the principal amount outstanding on the Revolving Credit Facility was approximately $74,904 and $53,000, respectively. Of the $74,904 principal outstanding as of June 30, 2018, approximately $2,499 and $455 were denominated in Euros and British pound sterling, respectively. There were no borrowings denominated in foreign currencies as of December 31, 2017.

The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the Revolving Credit Facility for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest expense	$690	$—	$1,283	$—
Unused commitment fees	18	—	38	—
Amortization of deferred financing costs	27	—	52	—

Total interest expense	$735	$—	$1,373	$—

Weighted average interest rate	4.9%	—	4.7%	—
Average borrowings	$58,452	$—	$56,287	$—

Corporate Capital Trust II

Notes to Unaudited Condensed Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Borrowings (continued)

The weighted average effective interest rate and weighted average remaining years to maturity of the Company’s outstanding borrowings as of June 30, 2018 were approximately 4.8% and 2.0 years, respectively. As of June 30, 2018, the asset coverage per unit was 2.56. Asset coverage per unit is the ratio of the carrying value of the Company’s total assets available to cover senior securities, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

Note 11. Commitments and Contingencies

Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s unaudited condensed statements of assets and liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of June 30, 2018, the Company’s unfunded commitments consisted of the following:

Category / Portfolio Company	Cost
Unfunded Term Loan Commitments:
Access CIG, LLC	$11
Berner Food & Beverage LLC	2,623
Frontline Technologies Group, LLC	878
GC Agile Intermediate Holdings Limited (GBR)	284
GC Agile Intermediate Holdings Limited (GBR)	237
Harrison Gypsum, LLC	260
ID Verde (FRA)(1)	333
Patriot Well Solutions LLC	334
Revere Superior Holdings, Inc.	643
Wheels Up Partners, LLC	827
Unfunded Revolving Loan Commitments:
Eagle Family Foods Group LLC	122
GC Agile Intermediate Holdings Limited (GBR)	86
Revere Superior Holdings, Inc.	129
SMART Global Holdings, Inc.	77
Unfunded Asset Based Finance Commitments:
KKR Zeno Aggregator, LP	5,286
Unfunded Equity Commitments:
Polyconcept North America, Inc.	26

Total Unfunded Commitments	$12,156

(1) Local currency commitment amount is denominated in Euros. As of June 30, 2018, €1 equaled approximately US $1.17.

Corporate Capital Trust II

Notes to Unaudited Condensed Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 11. Commitments and Contingencies (continued)

The Company funds its commitments as it receives funding notices from the portfolio companies. At June 30, 2018, the Company’s unfunded commitments have a net fair value of $(128).

On April 30, 2018, the Former Advisors agreed to permanently waive the Company’s obligation to reimburse the Former Advisors approximately $5,400 in expense support payments not previously reimbursed under the Former Expense Support Agreement and approximately $5,000 of organization and offering expenses that they had incurred on the Company’s behalf. As such, as of June 30, 2018, the Company had no contingent obligations to reimburse its Former Advisors for expense support and organization and offering expenses. See Note 6. “Related Party Transactions” for further detail of the agreements with the Former Advisors.

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company had no such guarantees outstanding as of June 30, 2018.

The Company enters into contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown; however, the Company has not had prior claims or losses pursuant to these contracts. Management of Joint Advisor has reviewed the Company’s existing contracts and expects the risk of loss to the Company to be remote.

Corporate Capital Trust II

Notes to Unaudited Condensed Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 12. Financial Highlights

The following is a schedule of financial highlights for one share of common stock during the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Period	$9.20	$9.26

Net investment income (loss), before expense support(1)	0.22	0.04
Expense support(1)	0.05	0.15

Net investment income(1)	0.27	0.19
Net realized and unrealized gain (loss)(1)(2)	(0.09)	0.02

Net increase resulting from investment operations	0.18	0.21

Distributions from net investment income(3)	(0.27)	(0.19)
Distributions from net realized gains(3)	(0.02)	(0.04)
Distributions in excess of net investment income(3)(4)	(0.01)	(0.06)

Net decrease resulting from distributions to common shareholders	(0.30)	(0.29)

Issuance of common stock above net asset value(5)	0.00	0.03
Repurchases of common stock(6)	0.00	—

Net increase resulting from capital share transactions	0.00	0.03

Net Asset Value, End of Period	$9.08	$9.21

OPERATING PERFORMANCE PER SHARE
Total Investment Return–Net Asset Value(7)	1.84%	2.62%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$117,133	$94,569
Average net assets(8)	$117,927	$77,061
Average borrowings(8)	$56,287	$—
Shares outstanding, end of period	12,901,051	10,262,635
Weighted average shares outstanding	12,806,356	8,320,520

Ratios to average net assets:
Total operating expenses before expense support(8)	3.96%	3.54%
Total operating expenses after expense support(8)	3.47%	1.90%
Net investment income	2.92%	2.02%
Portfolio turnover rate	28%	52%

(1)	The per share data was derived by using the weighted average shares outstanding during the period.

Corporate Capital Trust II

Notes to Unaudited Condensed Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 12. Financial Highlights (continued)

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

(5)

The issuance of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date times (B) the differences between the net proceeds per share and the net asset value per share on each share transaction date, divided by (ii) the total shares outstanding at the end of the period.

(6)	The per share impact of the Company’s repurchase of common stock reflects a change in net asset value of less than $0.01 per share during the six months ended June 30, 2018.

(7)

Total investment return–net asset value is a measure of the change in total value for shareholders who held the Company’s common stock at the beginning and end of the period, including distributions declared during the period. Total investment return–net asset value is based on (i) net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period, of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) distributions payable relating to one share, if any, on the last day of the period. The total investment return–net asset value calculation assumes that (i) monthly cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan are issued at the then current public offering price, net of sales load, on each monthly distribution payment date. Since there is no public market for the Company’s shares, terminal market value per share is assumed to be equal to net asset value per share on the last day of the period presented. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s shares of common stock. Total investment return is not annualized.

(8)	The computation of average net assets during the period is based on the daily value of net assets and borrowing balances, respectively. Ratios are not annualized.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based on the unaudited condensed financial statements as of June 30, 2018 and December 31, 2017, and for the three and six months ended June 30, 2018 and 2017. Amounts as of December 31, 2017 included in the unaudited condensed financial statements have been derived from the audited financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed financial statements and the notes thereto, as well as, the audited financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the period ended December 31, 2017. Capitalized terms used in this Item 2 have the same meaning as in the accompanying unaudited condensed financial statements in Item 1 unless otherwise defined herein.

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

On April 9, 2018, we entered into a new investment advisory agreement (the “Joint Advisor Investment Advisory Agreement”) with FS/KKR Advisor, LLC (the “Joint Advisor”), a newly-formed entity that is jointly operated by KKR and an affiliate of Franklin Square Holdings, L.P. (“FS Investments”). The Joint Advisor

Investment Advisory Agreement replaced the Former Investment Advisory Agreement with KKR and CNL, as further described below under “Changes to Advisory Structure and Other Agreements.” In addition, we entered into a new administrative services agreement with the Joint Advisor (the “Joint Advisor Administrative Services Agreement”), which replaced the Former Administrative Services Agreement between us and CNL, as further described below under “Changes to Advisory Structure and Other Agreements.”

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

Changes to Advisory Structure and Other Agreements

On April 9, 2018, we entered into the Joint Advisor Investment Advisory Agreement, which replaced the Former Investment Advisory Agreement, dated September 24, 2015, by and between us and our Former Advisors. We pay the Joint Advisor a fee for its services under the Joint Advisor Investment Advisory Agreement consisting of two components – a base management fee based on the average value of the Company’s gross assets and an incentive fee based on the Company’s performance. Under the Joint Advisor Investment Advisory Agreement, the base management fee calculation is at an annual rate of 1.50% of the average value of the Company’s gross assets, as compared to the annual rate of 2.00% under the Former Investment Advisory Agreement. Under the Joint Advisor Investment Advisory Agreement, the Joint Advisor serves as our sole investment adviser. The terms of the incentive fee are substantially the same as those under the Former Investment Advisory Agreement.

On April 9, 2018, we also entered into the Joint Advisor Administrative Services Agreement, which replaced the Former Advisor Administrative Services Agreement, dated September 24, 2015, by and between us and CNL (one of our Former Advisors). Under the Joint Advisor Administrative Services Agreement, the Joint Advisor serves as our administrator. The terms of the Joint Advisor Administrative Services Agreement, including the services provided by the Joint Advisor and the amount of reimbursements paid by us for certain administrative expenses, are substantially the same as those of the Former Advisor Administrative Services Agreement.

Concurrently with our entry into the Joint Advisor Investment Advisory Agreement and the Joint Advisor Administrative Services Agreement, on April 9, 2018, we entered into a new expense support and conditional reimbursement agreement with the Joint Advisor (the “Joint Advisor Expense Support Agreement”), which replaced the Fourth Amended and Restated Expense Support and Conditional Reimbursement Agreement, dated January 22, 2018, by and among us and the Former Advisors (the “Former Advisor Expense Support Agreement”). The Joint Advisor Expense Support Agreement is substantially similar to the Former Advisor Expense Support Agreement.

On April 5, 2018, in connection with the transition of investment advisory services to the Joint Advisor and due to the January 10, 2018 suspension of our continuous public offering of our common shares (the “Offering”), our board of trustees approved the termination, effective as of April 30, 2018, of (i) the Amended and Restated Managing Dealer Agreement with an affiliate of CNL that became effective on April 28, 2017, and (ii) our amended and restated distribution and shareholder servicing plan that became effective on April 28, 2017. We will not incur any distribution and shareholder servicing fees subsequent to the April 30, 2018 termination of the plan.

Additional information on the above agreements can be located in our Form 8-K filed with the SEC on April 9, 2018.

On April 30, 2018, our Former Advisors agreed to permanently waive our obligation to reimburse the Former Advisors approximately $5,400 in expense support payments not previously reimbursed under our Former Expense Support Agreement. The reimbursement of these amounts had been subject to certain conditions, as described further below in “Capital Resources and Liquidity—Expense Support and Reimbursement Arrangements with Our Former Advisor.”

On April 30, 2018, we also terminated our Offering. In conjunction therewith, the Former Advisors agreed to permanently waive their rights to receive reimbursement of approximately $5,000 of organization and offering expenses to which they had been entitled to collect from us to the extent we reinstated our offering of our common shares, subject to certain conditions, as described further below in “Capital Resources and Liquidity—Expense Support and Reimbursement Arrangements with Our Former Advisor.”

Our Common Stock Offering

In December 2017, in conjunction with approving changes to our advisory structure described above, our board of trustees announced that we would suspend our Offering to new investors and on January 10, 2018, we suspended our Offering. From inception through the suspension of our Offering, we raised gross proceeds of approximately $123.6 million (12.8 million shares) through our Offering, including approximately $3.4 million (0.4 million shares) through our distribution reinvestment plan. Following the suspension of our Offering, we have and will continue to issue shares pursuant to our distribution reinvestment plan. From the suspension of our Offering through June 30, 2018, we issued approximately $1.9 million (0.2 million shares) through our distribution reinvestment plan. We formally terminated our Offering effective April 30, 2018, as described above in “Overview—Changes to Advisory Structure and Other Agreements.”

Investment Objective, Investment Program and Primary Investment Types

Our investment objective is to provide our shareholders with current income and, to a lesser extent, long-term capital appreciation. We pursue our investment objective by investing primarily in the debt of privately owned and thinly traded U.S. companies with a focus on originated transactions sourced through the network of our Joint Advisor. On April 3, 2018, we obtained an amended exemptive order (the “SEC Exemptive Order”) from the SEC extending the co-investment exemptive relief previously granted by the SEC to us in June 2017 to allow us, together with the other business development companies managed by the Joint Advisor, to co-invest in privately negotiated investment transactions with certain other accounts managed by KKR. We define originated transactions as any investment where our investment adviser negotiates the terms of the transaction beyond just the price, which, for example, may include negotiating financial covenants, maturity dates or interest rate terms (the “Directly Originated Transactions”). Additionally, we have the ability to participate in other originated transactions where there may be third parties involved, or a bank acting as an intermediary, for a closely held club, or similar transactions (the “Other Originated Transactions”). We refer to Other Originated Transactions and our Directly Originated Transactions collectively as our “Originated Strategies.” A substantial portion of our portfolio will consist of senior and subordinated debt, which we believe offer potential opportunities for attractive risk-adjusted returns and income generation. Our debt investments may take the form of corporate loans or bonds, may be secured or unsecured and may, in some cases, be accompanied by warrants, options or other forms of equity participation. We may separately purchase common or preferred equity interests in transactions. We may also co-invest with third parties through partnerships, joint ventures or other entities, thereby acquiring jointly controlled or non-controlling interest in certain investments in conjunction with participation by one or more parties in such investment.

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

Operating Expenses

Our primary operating expenses include an investment advisory fee, administrative expenses, custodian and accounting fees, other third-party professional services and expenses and, depending on our operating results, performance-based incentive fees. The investment advisory fee and performance-based incentive fees compensate our investment advisers for their services in identifying, evaluating, negotiating, closing and monitoring our investments. As stated above in “Overview—Changes to Advisory Structure and Other Agreements,” in April 2018, we entered into new agreements with the Joint Advisor.

Financial and Operating Highlights

The following tables present financial and operating highlights as of June 30, 2018 and December 31, 2017 and for the six months ended June 30, 2018 and 2017:

	June 30, 2018	December 31, 2017
Total assets	$198,921	$175,079
Adjusted total assets (Total assets, net of payable for investments purchased)	$193,820	$170,859
Investments in portfolio companies	$187,081	$163,911
Borrowings	$74,904	$53,000
Net assets	$117,133	$116,471
Net asset value per share	$9.08	$9.20

	Six Months Ended June 30,
Activity	2018	2017
Average net assets	$117,927	$77,061
Average borrowings under credit facility	$56,287	$—
Purchases of investments	$71,484	$81,689
Sales, principal payments and other exits	$47,332	$40,000
Net investment income	$3,438	$1,556
Net realized gains (losses) on investments, foreign currency forward contracts and foreign currency transactions	$209	$307
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	$(1,529)	$(172)
Net increase in net assets resulting from operations	$2,118	$1,691
Total distributions declared	$3,744	$2,416
Net investment income before unearned incentive fees per share	$0.25	$0.19
Net investment income per share	$0.27	$0.19
Earnings per share	$0.17	$0.20
Distributions declared per share outstanding for the entire period	$0.30	$0.29

	Six Months Ended June 30,
Summary of Common Stock Offering	2018	2017
Gross proceeds, excluding reinvestment of distributions	$1,331	$40,884
Net proceeds to Company, excluding reinvestments of distributions	$1,270	$38,977
Reinvestment of distributions	$1,858	$1,299
Average net proceeds per share	$9.32	$9.33
Shares issued in connection with Offering, excluding reinvestments of distributions	136,070	4,179,149
Shares issued in connection with reinvestment of distributions	199,641	139,283

Business Environment

Our focus is on investments in credits that offer an illiquidity premium. We believe originated credits can offer attractive risk-adjusted returns and offer investors an investment option to access these returns with lower market volatility than traditional assets. We believe this has been evident over the first 6 months of 2018 as traditional sub-investment grade credit asset classes sold off due to fears of a global trade war and a more hawkish stance from the European Central Bank and the Federal Reserve. During the six months ended June 30, 2018, the High Yield (“HY”) index returned just 0.08%. Similarly emerging Markets stress weighted on risk assets with EM debt returning (5.2)% for the year-to-date. Floating rate loans were a more stable asset class and returned 2.2% for the first 6 months of the year.

Our focus is on investments in credits that offer an illiquidity premium (i.e. they may not be traded on an open market and therefore would not be subject to the same technical pressures of more traded assets). We believe originated credits offer attractive risk-adjusted returns today. Our focus is also broadly on floating rate risk to offset investors’ interest rate concerns. We believe we offer a route for investors to access this risk profile without being subject to the technical pressures of more broadly syndicated or traded assets.

Portfolio and Investment Activity

Portfolio Investment Activity for the three and six months ended June 30, 2018 and 2017

The following tables summarize our investment activity as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017:

	Investment Portfolio
	June 30, 2018	December 31, 2017
Total fair value	$187,081	$163,911
Number of portfolio companies	102	82
Number of debt investments	137	94
Number of equity/other investments	5	4
Weighted average annual yield of debt investments(1)	9.3%	8.6%

(1)

The weighted average annual yield for our debt investments is computed as (i) the sum of (a) the annual interest rate of each accruing debt investment multiplied by its par amount as of the end of the applicable reporting period, plus (b) the annual accretion (amortization) of any discount/(premium), if any, for each accruing debt investment, divided by (ii) the total amortized cost of all accruing debt investments as of the end of the applicable reporting period. The weighted average yield on our investments does not represent the return to our shareholders, because it does not take into account the impact of leverage, fund expenses or any sales load. For data on investment returns, including the method of calculation, see Note 12. “Financial Highlights” in our unaudited condensed financial statements.

	Investment Portfolio Activity Summary
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Purchases of investments:
Senior secured loans—first lien	$11,057	$25,484	$36,130	$52,997
Senior secured loans—second lien	6,895	7,673	7,168	13,703
Senior secured bonds	7,128	—	7,934	—
Subordinated debt	14,568	4,796	18,726	12,201
Asset based finance	302	—	1,526	—
Equity/Other	—	2,788	—	2,788

Total	$39,950	$40,741	$71,484	$81,689

Sales, principal payments and other exits:
Senior secured loans—first lien	$8,881	$10,997	$32,284	$26,388
Senior secured loans—second lien	6,797	4,856	8,268	6,891
Senior secured bonds	949	—	1,942	—
Subordinated debt	2,057	5,609	4,838	6,721

Total	$18,684	$21,462	$47,332	$40,000

Portfolio Company Additions	23	9	52	16
Portfolio Company Exits	(10)	(9)	(33)	(15)
Debt Investment Additions	31	21	81	30
Debt Investment Exits	(10)	(15)	(53)	(21)

Since obtaining co-investment exemptive relief from the SEC in June 2017, we have increased our focus on Originated Strategies as a main element of our investment strategy. Directly Originated Transactions give us the opportunity to participate in those investments alongside KKR’s institutional clients and proprietary funds and starting in April 2018, our amended SEC Exemptive Order allows us to participate together with other business development companies managed by the Joint Advisor. See “Overview—Investment Objective, Investment Program and Primary Investment Types” above for further information regarding our increased focus on Originated Strategies.

The following summarizes our investment activity associated with our investment focus on new originated debt investments during the six months ended June 30, 2018 and the status of originated investments held in the Investment Portfolio as of June 30, 2018:

Directly Originated Transactions Activity	Six Months Ended June 30, 2018
Number of investments, by issuer	22
Total amount of investments, at cost(1)	$10,503
Percentage of total investment activity	49.8%
Fee income recognized in connection with directly originated investments	$43

Directly Originated Transactions Investment Summary	June 30, 2018
Total investments, at fair value	$60,138
Percentage of total investment portfolio, at fair value	32.1%
Weighted average annual yield of debt investments(2)(3)	9.7%

(1)	The total amount of investments, at cost, includes new issuers during the reporting periods and any follow-on investments from existing issuers.

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

(3)

The weighted average annual yield of originated debt investments is higher than what our investors will realize because it does not reflect the impact of leverage, fund expenses or any sales load. Total investment return–net asset value was 1.8% for the six months ended June 30, 2018, as compared to 2.6% for the six months ended June 30, 2017. See Note 12. “Financial Highlights” in our unaudited condensed financial statements for information on how such returns were calculated.

The changes in the fair value of our investment portfolio are directly related to (i) the changes in their cost basis as a result of incremental purchases and (ii) the changes in fair value for assets held at the beginning and end of the period. The net change in unrealized depreciation for the six months ended June 30, 2018 was $1,882. See “Results of Operations—Net Change in Unrealized Appreciation or Depreciation” below for further details relating to the changes.

	June 30, 2018		December 31, 2017
Asset Category	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior debt
Senior secured loans—first lien	$98,395	$97,335	$93,789	$93,689
Senior secured loans—second lien	31,926	32,150	32,887	33,342
Senior secured bonds	12,070	12,055	6,018	6,060

Total senior debt	$142,391	$141,540	$132,694	$133,091
Subordinated debt	37,344	37,342	23,515	23,970
Asset based finance	4,215	4,074	2,689	2,682
Equity/Other	4,078	4,125	4,078	4,168

Total	$188,028	$187,081	$162,976	$163,911

The weighted average yield on debt investments at amortized cost held in our investment portfolio as of June 30, 2018 and December 31, 2017 were as follows:

Asset Category	June 30, 2018	December 31, 2017
Senior debt(1)
Senior secured loans—first lien	9.6%	8.4%
Senior secured loans—second lien	10.4%	10.0%
Senior secured bonds	7.7%	7.4%
Subordinated debt(1)	8.1%	7.6%

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

The following table presents a summary of interest rate and maturity statistics for the debt investments, based on par value, in our investment portfolio as of June 30, 2018 and December 31, 2017:

Floating interest rate debt investments:	June 30, 2018	December 31, 2017
Percent of debt portfolio	73.2%	81.7%
Percent of floating rate debt investments with interest rate floors	91.4%	99.5%
Weighted average interest rate floor	1.0%	1.0%
Weighted average coupon spread to base rate	628 bps	612 bps
Weighted average years to maturity	4.7	5.0
Fixed interest rate debt investments:
Percent of debt portfolio	26.8%	18.3%
Weighted average coupon rate	8.2%	7.9%
Weighted average years to maturity	5.7	6.0

All of our floating interest rate debt investments have base rate reset frequencies of less than twelve months with the majority resetting at least quarterly. USD three-month LIBOR, the most prevalent index employed among our floating interest rate debt investments, ranged between 1.69% and 2.37%, and 1.00% and 1.30% during the six months ended June 30, 2018 and 2017, respectively, and was 2.34% and 1.69% on June 30, 2018 and December 31, 2017, respectively. Base rate resets for floating interest rate investments will only result in interest income increases when the reset base interest rate exceeds the associated interest rate floor.

Our weighted average annual yield on debt investments was 9.3%, as based on amortized cost, as of June 30, 2018, as compared to 8.6% as of December 31, 2017. The weighted average yield on debt investments is higher than what our investors will realize because it does not reflect our expenses or any sales load. Total investment return–net asset value was 1.8% for the six months ended June 30, 2018, as compared to 2.6% for the six months ended June 30, 2017. See Note 12. “Financial Highlights” in our unaudited condensed financial statements for information on how such returns were calculated.

The following table shows the credit ratings of the investments in our investment portfolio, based upon the rating scale of Standard & Poor’s Ratings Services, as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
Standard & Poor’s Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
BB+	$7	0.0%	$—	—%
BB	200	0.1%	—	—%
BB-	2,733	1.5%	4,227	2.6%
B+	3,137	1.7%	5,251	3.2%
B	34,849	18.6%	38,142	23.3%
B-	25,428	13.6%	30,787	18.8%
CCC+	38,166	20.4%	32,582	19.9%
CCC	21,538	11.5%	14,501	8.8%
CCC-	169	0.1%	838	0.5%
Not Rated	60,854	32.5%	37,583	22.9%

Total	$187,081	100.0%	$163,911	100.0%

As of June 30, 2018, we had two debt investments (both originated investments) held in our investment portfolio with par values of €1.2 million and $1.2 million, respectively, that featured a PIK interest provision for some or all of the portfolio company’s interest payment obligation. As of June 30, 2018, one of our investments had an active PIK election. There was $9 of PIK interest income activity for the six months ended June 30, 2018. As of December 31, 2017, we did not have any debt investments which featured PIK interest provisions. There was no PIK interest income activity for the six months ended June 30, 2017.

The following table presents a summary of our investment portfolio arranged by industry classifications of the portfolio companies as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$422	0.2%	$—	—%
Capital Goods	34,720	18.6%	24,454	14.9%
Commercial & Professional Services	7,018	3.8%	9,573	5.9%
Consumer Durables & Apparel	2,048	1.1%	1,030	0.6%
Consumer Services	17,144	9.2%	9,140	5.6%
Diversified Financials	2,548	1.4%	2,683	1.6%
Energy	905	0.5%	—	—%
Food & Staples Retailing	4,734	2.5%	1,129	0.7%
Food, Beverage & Tobacco	1,253	0.7%	173	0.1%
Health Care Equipment & Services	12,793	6.8%	9,258	5.7%
Insurance	4,196	2.2%	1,291	0.8%
Materials	20,836	11.1%	24,161	14.8%
Media	8,091	4.3%	7,662	4.7%
Pharmaceuticals, Biotechnology & Life Sciences	1,500	0.8%	1,674	1.0%
Retailing	21,067	11.3%	20,890	12.7%
Semiconductors & Semiconductor Equipment	3,698	2.0%	3,325	2.0%
Software & Services	35,442	18.9%	35,940	21.9%
Technology Hardware & Equipment	831	0.4%	1,362	0.8%
Telecommunication Services	492	0.3%	—	—%
Transportation	7,343	3.9%	10,166	6.2%

Total	$187,081	100.0%	$163,911	100.0%

All investments held at June 30, 2018 were denominated in U.S. dollars except for six investments, which were denominated in Canadian dollars, Euros and British pound sterling and represented 5.4% of the investment portfolio. All investments held at December 31, 2017 were denominated in U.S. dollars except for one investment, which was denominated in Canadian dollars and represented 2.7% of the investment portfolio.

Capital Resources and Liquidity

Sources and Uses of Capital

On September 29, 2014, we filed our registration statement with the SEC to register our Offering and on October 9, 2015 we commenced our Offering. On March 16, 2017, the board of trustees approved an amended and restated managing dealer agreement (the “Managing Dealer Agreement”) between us and CNL Securities Corp., an affiliate of CNL (the “Managing Dealer”), and approved an amended and restated distribution and shareholder servicing plan for us (the “Distribution and Shareholder Servicing Plan”). The Managing Dealer Agreement and the Distribution and Shareholder Servicing Plan became effective on April 28, 2017 and lowered the ongoing distribution and shareholder servicing fee paid to the Managing Dealer from an annualized rate of 1.25% to an annualized rate of 1.00% of our net asset value per share. In connection with the termination of our Offering, we terminated the Managing Dealer Agreement and the Distribution and Shareholder Servicing Plan effective April 30, 2018 as described above in “Overview—Changes to Advisory Structure and Other Agreements.”

As described above in “Overview—Our Common Stock Offering,” our board of trustees suspended our Offering to new investors effective January 10, 2018. On April 30, 2018, we formally terminated our Offering.

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

Liquidity

As of June 30, 2018, we had approximately $8,443 in cash and foreign currency.

We raised approximately $3,128 and $40,276 (335,711 and 4,318,432 shares of common stock), including dividends reinvested of $1,858 and $1,299 (199,641 and 139,283 shares of common stock) during the six months ended June 30, 2018 and 2017, respectively. Distributions reinvested in the Company as a percentage of total distributions declared and distributions reinvested for the six months ended June 30, 2018 and 2017 was 50% and 54%, respectively. In addition, proceeds from sales of investments and principal payments totaled $47,332 and $40,000, during the six months ended June 30, 2018 and 2017, respectively. Based on the aggregate principal amount and the collateral in place, we could borrow an additional $7,096 under our Revolving Credit Facility as of June 30, 2018.

From January 2018 through the suspension of our Offering on January 10, 2018, we received additional net proceeds of approximately $1,270 (136,070 shares of common stock) from our Offering. Following the suspension of our Offering, we have and will continue to issue shares pursuant to our distribution reinvestment plan. From the suspension of our Offering through June 30, 2018, we had issued approximately $1,858 (199,641 shares of common stock) through our distribution reinvestment plan. During the period from July 1, 2018 to August 9, 2018, we issued an additional $342 (36,963 shares of common stock) pursuant to our distribution reinvestment plan.

Borrowings

On July 14, 2017, we entered into a senior secured revolving credit agreement (the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility (the “Revolving Credit Facility”) consisting of loans to be made in dollars and other foreign currencies in an initial aggregate principal amount of up to $70,000. Availability under the Revolving Credit Facility will terminate on July 14, 2019 (the “Revolver Termination Date”) and the outstanding loans under the Revolving Credit Facility will mature on July 14, 2020. On June 11, 2018, we entered into an incremental commitment agreement with ING Capital LLC to increase the total borrowing capacity under the Revolving Credit Facility to $82,000.

The Revolving Credit Facility also requires mandatory prepayment of interest and principal upon certain events during the term-out period commencing on the Revolver Termination Date. The stated borrowing rate under the Revolving Credit Facility is based on LIBOR or with respect to borrowings in foreign currencies on a base rate applicable to such currency borrowings plus an applicable spread of 2.75%, or on an “alternate base rate” (as defined in the Credit Agreement). The Revolving Credit Facility includes an “accordion” feature that allows us, under certain circumstances, to increase the size of the facility to a maximum of $200,000. Under the Revolving Credit Facility, we have made certain representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities. During the six months ended June 30, 2018, we borrowed approximately $41,682 and repaid approximately $19,598 on our Revolving Credit Facility. We have and will continue to use proceeds from borrowings to make investments in portfolio companies.

For the six months ended June 30, 2018, our total all-in cost of financing, including the amortization of fees and expenses, was 4.9%. We did not have any borrowings outstanding during the six months ended June 30, 2017.

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

On May 21, 2018, we offered to purchase 284,984 shares of our issued and outstanding common shares at a purchase price of $9.24 per share. Our board of trustees subsequently approved the purchase of an additional 71,891 shares in connection with the tender offer. On July 2, 2018, we repurchased approximately 356,875 shares (representing 100% of the common shares tendered for repurchase) at $9.24 per share for aggregate consideration totaling $3,298.

Contingencies

See Note 11. “Commitments and Contingencies” in our unaudited condensed financial statements for information on our commitments and contingencies as of June 30, 2018.

Distributions to Shareholders

We currently declare distributions weekly and pay distributions monthly to our shareholders in the form of cash. Shareholders may elect to reinvest their distributions as additional shares of our common stock under our distribution reinvestment plan. Dividends are taxable to our shareholders even if they are reinvested in additional shares of our common stock. The following table reflects the cash distributions per share and the total amount of distributions that we have declared on our common stock during the six months ended June 30, 2018 and 2017:

Quarter Ended:	Per Share	Amount
March 31, 2018	$0.146250	$1,868
June 30, 2018	0.146250	1,876

	$0.292500	$3,744

Quarter Ended:
March 31, 2017	$0.146250	$1,021
June 30, 2017	0.146250	1,395

	$0.292500	$2,416

Approximately 50% and 54% of the distributions declared during the six months ended June 30, 2018 and 2017, respectively, were reinvested in shares of our common stock by participants in our distribution reinvestment plan and the reinvested distributions represents an additional source of capital to us. See Note 7. “Distributions” in our unaudited condensed financial statements for additional disclosures on distributions.

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

On July 18, 2018, our board of trustees declared distributions which have been or will be recorded weekly and paid monthly for July through August 2018. Based on our regular weekly cash distribution amount of $0.011250 per share and our distribution reinvestment price of $9.24 as of June 30, 2018, the annualized distribution rate to shareholders as of June 30, 2018 was 6.3%. The annualized distribution rate should not be interpreted to be a measure of our current or future performance. It is anticipated that these distributions, in the aggregate, will be substantially supported by our taxable income and the sources of distributions will be disclosed in our regular financial reports.

Expense Support and Reimbursement Arrangements with Our Former Advisors

The Former Advisors incurred on our behalf organization and offering expenses totaling approximately $5,400 as of March 31, 2018. Under the terms of our Former Advisors Investment Advisory Agreement with our Former Advisors, they were entitled to receive up to 1.5% of gross proceeds raised in our Offering until all organization and offering costs funded by our Former Advisors or their affiliates had been recovered. Offering expenses consisted of costs incurred by our Former Advisors and their affiliates on our behalf for legal, accounting, printing and other offering expenses, including costs associated with technology integration between our systems and those of our participating broker-dealers, permissible due diligence reimbursements, marketing expenses, salaries and direct expenses of our Former Advisors’ employees, employees of their affiliates and others while engaged in registering and marketing the shares, which included development of marketing materials and marketing presentations and training and educational meetings and generally coordinating the marketing process for us. Our Former Advisors were responsible for the payment of our organization and offering expenses to the extent that these expenses exceeded 1.5% of the gross proceeds from the Offering, without recourse against or reimbursement by us.

We terminated our Offering effective April 30, 2018 and in conjunction therewith, the Former Advisors agreed to permanently waive their rights to receive reimbursement of approximately $5,000 of organization and offering expenses that they incurred on our behalf and had not been reimbursed.

We were a party to the Former Advisors Expense Support Agreement with the Former Advisors pursuant to which the Former Advisors jointly and severally agreed to pay to us some or all of our operating expenses (an “Expense Support Payment”) for each month during the Expense Support Payment Period (as defined below) in which our board of trustees declared a distribution to its shareholders. Expense Support Payments were made in accordance with the terms of the Former Advisors Expense Support Agreement. The “Expense Support Payment Period” commenced on March 1, 2016 and terminated effective with the termination of the Former Advisors Expense Support Agreement on April 9, 2018.

As described above in “Overview—Changes to Advisory Structure and Other Agreements,” on April 9, 2018, we entered into a new Joint Advisor Expense Support Agreement with the new Joint Advisor, which replaced the Former Advisors Expense Support Agreement. The Joint Advisor Expense Support Agreement is substantially similar to the Former Advisors Expense Support Agreement. On April 30, 2018, our Former Advisors agreed to permanently waive our obligation to reimburse the Former Advisors approximately $5,400 in Expense Support Payments not previously reimbursed under our Former Advisors Expense Support Agreement.

Results of Operations

As of June 30, 2018, the fair value of our investment portfolio totaled $187,081. The majority of our investments at June 30, 2018 consisted of debt investments. See the section entitled “Portfolio and Investment Activity” above for a discussion of the general terms and characteristics of our investments, and for information regarding investment activities during the six months ended June 30, 2018 and 2017.

The following is a summary of our operating results for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total investment income	$4,075	$1,791	$7,527	$3,024
Net operating expenses(1)	1,829	854	4,089	1,468

Net investment income	2,246	937	3,438	1,556

Net realized gains	50	144	209	307
Net change in unrealized appreciation (depreciation)	(2,453)	(196)	(1,529)	(172)

Net increase (decrease) in net assets resulting from operations	$(157)	$885	$2,118	$1,691

(1)	Net of expense support of $0 and $602 for the three months ended June 30, 2018 and 2017, respectively, and $581 and $1,260 for the six months ended June 30, 2018 and 2017, respectively.

Investment income

Investment income consisted of the following for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income	$3,805	$1,767	$7,204	$2,978
Fee income	254	24	296	46
Dividend and other income	16	—	27	—

Total investment income	$4,075	$1,791	$7,527	$3,024

As of June 30, 2018, our weighted average annual yield on our accruing debt investments was 9.3% based on amortized cost, as defined above in “Portfolio and Investment Activity.” The weighted average annual yield on debt investments is higher than what our investors will realize because it does not reflect our expenses or any sales load. As of June 30, 2018, approximately 73.2% of our debt investments had floating rate interest; therefore, changes in interest rates could have a material impact on our interest income in the future. The increase in interest income was due primarily to the growth of our portfolio of investments. Our fee income consists of transaction-based fees and is non-recurring. The increase in fee income during the six months ended June 30, 2018 is primarily related to capital structuring fees earned on Directly Originated Investments.

See Item 3. “Quantitative and Qualitative Disclosures about Market Risk” for further information on the impact interest rate changes could have on our results of operations.

Operating expenses

Our operating expenses for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Investment advisory fees	$686	$521	$1,571	$891
Professional services	183	195	407	431
Administrative services	334	207	652	393
Custodian and accounting fees	84	84	169	154
Interest expense	735	—	1,373	—
Trustee fees and expenses	78	52	128	103
Insurance	41	41	81	81
Performance-based incentive fees	(481)	(11)	(264)	27
Distribution and shareholder servicing fees	94	235	376	435
Offering expense	—	—	20	—
Organization expenses	—	88	—	88
Other	75	44	157	125

Total operating expenses	1,829	1,456	4,670	2,728
Expense support	—	(602)	(581)	(1,260)

Net operating expenses	$1,829	$854	$4,089	$1,468

Organization and offering expenses

Organization expenses and other operating expenses relating to the formation of the Company were expensed on our statements of operations to the extent they are eligible for reimbursement to the Former Advisors, as described above under “Capital Resources and Liquidity—Expense Support and Reimbursement Arrangements with Our Former Advisors.” Offering expenses were capitalized on our statements of assets and liabilities as deferred offering expenses and expensed to our statements of operations over a 12-month period, however, the deferral period did not exceed 12 months from the date our Former Advisors incurred the offering expenses.

Effective April 30, 2018, we terminated the Distribution and Shareholder Servicing Plan, as described above in “Overview—Changes to Advisory Structure and Other Agreements” and will not incur any distribution and shareholder servicing fees subsequent to April 30, 2018. In addition, effective April 30, 2018, we formally terminated our Offering, which we had suspended effective January 10, 2018, and will not incur any offering expenses going forward.

Net realized gains or losses

For the three and six months ended June 30, 2018 and 2017, net realized gains (losses) consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net realized gains (losses) on:
Investments	$52	$141	$231	$304
Foreign currency forward contracts	—	—	(1)	—
Foreign currency transactions	(2)	3	(21)	3

Total net realized gains (losses)	$50	$144	$209	$307

Net change in unrealized appreciation or depreciation

For the three and six months ended June 30, 2018 and 2017, net change in unrealized appreciation (depreciation) consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net change in unrealized appreciation (depreciation) on:
Investments	$(2,702)	$(200)	$(1,882)	$(177)
Foreign currency forward contracts	93	—	183	—
Foreign currency translation	156	4	170	5

Total net change in unrealized appreciation (depreciation)	$(2,453)	$(196)	$(1,529)	$(172)

For the three and six months ended June 30, 2018 and 2017, net change in unrealized appreciation (depreciation) on investments consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net change in unrealized appreciation (depreciation) on investments:
Unrealized appreciation	$(461)	$208	$275	$402
Unrealized depreciation	(2,241)	(408)	(2,157)	(579)

Total net change in unrealized appreciation (depreciation)	$(2,702)	$(200)	$(1,882)	$(177)

Approximately 5.4% of our investment portfolio, measured at fair value, is denominated in foreign currencies. Such investments expose our portfolio to the risk that the value of the investments will be affected by changes in exchange rates between the currency in which the investments are denominated and the currency in which the investments are made. Our practice is to minimize these risks in certain cases by employing hedging techniques, including using foreign exchange forward contracts, to reduce exposure to changes in exchange rates when a meaningful amount of capital has been invested in foreign currencies. We do not, however, hedge our currency exposure in all currencies or all investments.

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

Net investment income and adjusted net investment income

Our net investment income totaled $2,246 ($0.17 per share) and $3,438 ($0.27 per share) for the three and six months ended June 30, 2018, respectively. We accrue estimated performance-based incentive fees with respect to any net realized and unrealized appreciation in our investment portfolio. The performance-based incentive fees are treated as an operating expense and therefore are a deduction in calculating our net investment income on a GAAP basis. However, our net realized and unrealized appreciation on our investment portfolio that partly determines these fees are not included in net investment income. Therefore, in order to evaluate our net investment income without regard to realized and unrealized appreciation in our investment portfolio, including the impact of related accrued performance-based fees, we have developed a supplemental, non-GAAP measure, which we refer to as “adjusted net investment income,” which presents net investment income before the effects of unearned performance-based incentive fees. Adjusted net investment income is also impacted by the Expense Support Payments and reimbursements.

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

The following table presents a reconciliation of our net investment income to adjusted net investment income for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net investment income (GAAP)	$2,246	$937	$3,438	$1,556
Deduct: Expense Support	—	(602)	(581)	(1,260)
Add: Estimated unearned performance-based incentive fees	(481)	(11)	(264)	27

Adjusted net investment income (non-GAAP)	$1,765	$324	$2,593	$323

Net investment income per share (GAAP)	$0.17	$0.10	$0.27	$0.19

Adjusted net investment income per share (non-GAAP)	$0.14	$0.03	$0.20	$0.04

Net Assets, Net Asset Value per Share, Annual Investment Return and Total Return Since Inception

Net assets increased approximately $662 and $39,551 during the six months ended June 30, 2018 and 2017, respectively. The most significant increase in net assets during the six months ended June 30, 2018 and 2017 was attributable to capital transactions including net proceeds from the issuance of shares of common stock of $2,288 and $40,276, respectively. Our operations resulted in net assets increasing $2,118 and $1,691 during the six months ended June 30, 2018 and 2017, respectively. Our overall increase in net assets was partially offset by distributions to shareholders of $3,744 and $2,416 during the six months ended June 30, 2018 and 2017, respectively.

Our net asset value per share was $9.08 and $9.21 on June 30, 2018 and 2017, respectively. After considering (i) the overall changes in net asset value per share, (ii) distributions paid of approximately $0.30 and $0.29 per share during the six months ended June 30, 2018 and 2017, respectively, and (iii) the assumed reinvestment of those distributions at 95.25% of the prevailing offering price per share, the total investment return–net asset value was 1.8% and 2.6% (not annualized) for shareholders who held our shares over the entire six months ended June 30, 2018 and 2017, respectively.

Initial shareholders who subscribed to our initial offering in March 2016 with an initial investment of $10,000 and an initial purchase price equal to $9.45 per share (public offering price including all sales load and distribution and shareholder servicing fee) have seen the value of their investment grow by 11.25% (see chart below). Initial shareholders who subscribed to the initial offering in March 2016 with an initial investment of $10,000 and an initial purchase price equal to $9.00 per share (the initial public offering price excluding sales load and distribution and shareholder servicing fee) have registered a total investment return of 19.58% (see chart below). The S&P/LSTA Leveraged Loan Index, a primary measure of senior debt covering the U.S. leveraged loan market, which currently consists of approximately 1,100 credit facilities throughout numerous industries, and the Merrill Lynch US High Yield Master II Index, a primary measure of subordinated debt consisting of approximately 2,000 high yield corporate bonds, registered cumulative total returns of approximately 18.47% and 26.75%, respectively, in the period from March 1, 2016 to June 30, 2018.

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

Valuation of Investments and Unrealized Gain (Loss) — Our investments consist primarily of investments in senior and subordinated debt of private U.S. companies and are presented in our financial statements at fair value. See Note 3. “Investments,” in our unaudited condensed financial statements for more information on our investments. As described more fully in Note 2. “Significant Accounting Policies” and Note 5. “Fair Value of Financial Instruments” in our unaudited condensed financial statements, a valuation hierarchy based on the level of independent, objective evidence available regarding value is used to measure the fair value of our investments. Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to our portfolio investments for which market quotations are not readily available, our board of trustees is responsible for determining in good faith the fair value of our portfolio investments in accordance with, and the consistent application of, the valuation policy and procedures approved by the board of trustees, based on, among other things, the input of our Advisors, audit committee and independent third-party valuation firms.

We utilize several valuation techniques that use unobservable inputs and assumptions in determining the fair value of our Level 3 investments. For senior debt, subordinated debt and structured products categorized as Level 3 investments, we initially value the investment at its transaction price and subsequently value using (i) market data for similar instruments (e.g., recent transactions or indicative broker quotes), (ii) comparisons to benchmark derivative indices and/or (iii) valuation models. Valuation models are based on yield analysis and discounted cash flow techniques, where the key inputs are based on relative value analyses and the assignment of risk-adjusted discounted rates derived from the analysis of similar credit investments from similar issuers. In addition, an illiquidity discount is applied where appropriate. The valuation techniques used by us for other types of assets and liabilities that are classified as Level 3 investments are described in Note 2. “Significant Accounting Policies” in our unaudited condensed financial statements. The unobservable inputs and assumptions may differ by asset and in the application of our valuation methodologies. The reported fair value estimates could vary materially if we had chosen to incorporate different unobservable inputs and other assumptions.

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

The table below presents information on investments classified as Level 3 as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Fair value of investments classified as Level 3	$60,138	$37,521
Total fair value of investments	$187,081	$163,911
% of fair value classified as Level 3	32.1%	22.9%
Number of positions classified as Level 3	52	21
Total number of positions	142	98
% of positions classified as Level 3	36.6%	21.4%
Fair value of individual positions classified as Level 3:
Highest fair value	$4,589	$4,567
Lowest fair value	$18	$2
Average fair value	$1,288	$1,787

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of June 30, 2018 and December 31, 2017 are described in Note 5. “Fair Value of Financial Instruments” in our unaudited condensed financial statements, as well as the directional impact to the valuation from an increase in various unobservable inputs.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2018.

Contractual Obligations

Joint Advisor Investment Advisory Agreement – As of April 9, 2018 – See “Overview—Changes to Advisory Structure and Other Agreements” for additional information.

Pursuant to the new Joint Advisor Investment Advisory Agreement, the Joint Advisor earns a base management fee equal to an annual rate of 1.50% of our average gross assets and incentive fees based on our performance. The incentive fee is comprised of the following two parts:

•

a subordinated incentive fee on income is calculated and payable quarterly in arrears, equal to 20.0% of the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter and subject to a hurdle rate, expressed as a rate of return on average adjusted capital, equal to 1.75% per quarter, or an annualized hurdle rate of 7.0%. For purposes of the subordinated incentive fee on income, “adjusted capital” means cumulative proceeds generated from sales of the Company’s common shares of beneficial interest (including proceeds from the Company’s distribution reinvestment plan), net of sales commissions and dealer manager fees, reduced for (i) distributions paid to shareholders that represent return of capital on a tax basis and (ii) amounts paid for share repurchases pursuant to the Company’s share repurchase program. As a result, the Joint Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.75%. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, the Joint Advisor is entitled to a “catch-up” fee equal to the amount of the Company’s pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.1875%, or 8.75% annually, of average adjusted capital. This “catch-up” feature allows the Joint Advisor to recoup the fees foregone as a result of the existence of the hurdle rate. Thereafter, the Joint Advisor will be entitled to receive 20.0% of the Company’s pre-incentive fee net investment income.

•

an incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the Joint Advisor Investment Advisory Agreement). Under the Joint Advisor Investment Advisory Agreement, the fee is equal to 20.0% of the Company’s “incentive fee capital gains” (i.e., the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid incentive fees on capital gains. The Company accrues for the incentive fee on capital gains, which, if earned, is paid annually. The Company accrues for the incentive fee on capital gains based on net realized and unrealized gains; however, under the terms of the Joint Advisor Investment Advisory Agreement, the fee payable to the Joint Advisor is based on realized gains and no such fee is payable with respect to unrealized gains unless and until such gains are actually realized. The incentive fee may or may not be taken in whole or in part at the discretion of the Joint Advisor. All or any part of the incentive fee not taken as to any quarter will be deferred without interest and may be taken in such other quarter as the Joint Advisor shall determine.

As of June 30, 2018, we had accrued an incentive fee on capital gains of $15. See Note 6. “Related Party Transactions” in our unaudited condensed financial statements and above in “Overview—Changes to Advisory Structure and Other Agreements” for an expanded discussion of the agreements with our Former Advisors until the termination of those agreements and the new agreements entered into with the Joint Advisor on April 9, 2018.

Unfunded Commitments

Unfunded commitments to provide funds to portfolio companies are not recorded on our statements of assets and liabilities. Because these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We intend to use cash flow from scheduled and early principal repayments, proceeds from borrowings and proceeds from sales of investments to fund these commitments. As of June 30, 2018, our unfunded commitments were as follows:

Category / Portfolio Company	Cost
Unfunded Term Loan Commitments:
Access CIG, LLC	$11
Berner Food & Beverage LLC	2,623
Frontline Technologies Group, LLC	878
GC Agile Intermediate Holdings Limited (GBR)	284
GC Agile Intermediate Holdings Limited (GBR)	237
Harrison Gypsum, LLC	260
ID Verde (FRA)(1)	333
Patriot Well Solutions LLC	334
Revere Superior Holdings, Inc.	643
Wheels Up Partners, LLC	827
Unfunded Revolving Loan Commitments:
Eagle Family Foods Group LLC	122
GC Agile Intermediate Holdings Limited (GBR)	86
Revere Superior Holdings, Inc.	129
SMART Global Holdings, Inc.	77
Unfunded Asset Based Finance Commitments:
KKR Zeno Aggregator, LP	5,286
Unfunded Equity Commitments:
Polyconcept North America, Inc.	26

Total Unfunded Commitments	$12,156

(1)	Local currency commitment amount is denominated in Euros. As of June 30, 2018, €1 equaled approximately US $1.17.

We estimate we have sufficient liquidity in the form of cash on hand, borrowing capacity under our revolving credit facilities, scheduled and early principal repayments and proceeds from sales of investments to fund such unfunded commitments when the need arises.

Related Party Transactions

We have entered into agreements with our Joint Advisor, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Joint Advisor for investment and advisory services and reimbursement of administrative and operating costs. See Note 6. “Related Party Transactions” and “Overview—Changes to Advisory Structure and Other Agreements” in our unaudited condensed financial statements for a discussion of the various related party transactions, agreements and fees.

Impact of Recent Accounting Pronouncements

See Note 2. “Significant Accounting Policies” in Item 1. “Financial Statements” for a summary of the impact of any recent accounting pronouncements.

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

As of June 30, 2018, approximately 73.2% of our portfolio of debt investments, or approximately $134,162 measured at par value, featured floating or variable interest rates. The variable interest rate debt investments usually provide for interest payments based on three-month LIBOR (the base rate) and typically have durations of three months after which the base rates are reset to then prevailing three-month LIBOR. As of June 30, 2018, 91.4% of our portfolio of variable interest rate debt investments, or approximately $122,678 measured at par value, featured minimum base rates, or base rate floors, and the weighted average base rate floor for such investments was 1.0%. Variable interest rate investments that feature a base rate floor generally reset to the then prevailing three-month LIBOR only if the reset base rate exceeds the base rate floor on the applicable interest rate reset date, in which cases we may benefit through an increase in interest income from such interest rate adjustments.

Based on the June 30, 2018 unaudited condensed statement of assets and liabilities, the following table shows the annual impact of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

	As of June 30, 2018
Basis Point Change	Interest Income	Interest Expense	Net Investment Income(1)
Down 50 basis points	$(648)	$372	$(276)
Up 50 basis points	$663	$(373)	$290
Up 100 basis points	$1,318	$(748)	$570
Up 150 basis points	$1,974	$(1,122)	$852
Up 200 basis points	$2,629	$(1,497)	$1,132

(1)

Excludes the impact of performance-based incentive fees and expense support. See Note 6. “Related Party Transactions” in our unaudited condensed financial statements for more information on performance-based incentive fees and expense support.

The interest rate sensitivity analysis presented above does not consider the potential impact of the changes in fair value of our debt investments and the net asset value of our common stock in the event of sudden increases in interest rates associated with high yield corporate bonds.

Approximately 26.8% of our debt investment portfolio was invested in fixed interest rate, high yield corporate debt investments as of June 30, 2018. Rising market interest rates will most likely lead to fair value declines for high yield corporate bonds and a decline in the net asset value of our common stock, while declining market interest rates will most likely lead to an increase in bond values.

As of June 30, 2018, 67.7% of our debt investments had prices that are generally available from third party pricing services. We consider these debt investments to be liquid since these types of assets are generally broadly syndicated and owned by a wide group of institutional investors, business development companies, mutual funds and other investment funds. Additionally, this group of assets is susceptible to revaluation, or changes in bid-ask values, in response to sudden changes in expected rates of return associated with these investments.

We have computed a duration of approximately 4.4 for this liquid/fixed subset of our total portfolio. This implies that a sudden increase in the market’s expected rate of return of 100 basis points for this subset of our Investment Portfolio may result in a reduction in fair value of approximately 4.4%, all other financial and market factors assuming to remain unchanged. A 4.4% decrease in the valuation of this Investment Portfolio subset equates to a decrease of $2,193, or a 1.9% decline in net assets relative to $9.08 net asset value per share as of June 30, 2018.

Foreign Currency Risk

From time to time, we may make investments that are denominated in a foreign currency that are subject to the effects of exchange rate movements between the foreign currency of each such investment and the U.S. dollar, which may affect future fair values and cash flows, as well as amounts translated into U.S. dollars for inclusion in our consolidated financial statements.

The table below presents the effect that a 10% immediate, unfavorable change in the foreign currency exchange rates (i.e. further strengthening U.S. Dollar) would have on the fair value of investments in our Investment Portfolio denominated in foreign currencies as of June 30, 2018, by foreign currency, all other valuation assumptions remaining constant. In addition, the table below presents the par value of our investments denominated in foreign currencies and the notional amount of foreign currency forward contracts in local currency in place as of June 30, 2018, to hedge against foreign currency risks.

	Debt Investments Denominated in Foreign Currencies					Hedges
Foreign Currency	Par Value in Local Currency		Par Value in U.S. Dollars	Fair Value	Reduction in Fair Value as of June 30, 2018 if 10% Adverse Change in Exchange Rate(1)	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Canadian Dollars	C$	5,650	$4,583	$4,326	$433	C$	5,690	$4,363

Total			$4,583	$4,326	$433			$4,363

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

As of June 30, 2018, the contractual notional balance of our foreign currency forward contract was approximately C$5,650, all of which related to hedging of our foreign currency denominated debt investments. As of June 30, 2018, approximately $2,499 and $455 of our outstanding borrowings on our Revolving Credit Facility were denominated in Euros and British Pound Sterling, respectively.

During the six months ended June 30, 2018, our foreign currency transactions and foreign currency translation adjustment recorded in our unaudited condensed statement of operations resulted in net realized and unrealized losses of approximately $331. Our foreign currency forward contract, employed for hedging purposes, generated net unrealized gains of approximately $279 during the six months ended June 30, 2018. We do not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in fair values of investments held; therefore, the fluctuations related to foreign exchange rate conversion are included with the net realized gain (loss) and unrealized appreciation (depreciation) on investments. See “Results of Operations—Net Change in Unrealized Appreciation or Depreciation” for additional information on the foreign currency exchange changes.

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

PART II—OTHER INFORMATION

Item 1.      Legal Proceedings – None

Item 1A.   Risk Factors –

There have been no material changes to the risk factors previously disclosed in response to Item 1A to Part I of our Annual Report on Form 10-K for the fiscal period ended December 31, 2017, other than as described below:

Investing in our common stock involves a number of significant risks. In addition to the other information contained in this quarterly report on Form 10-Q, investors should consider carefully the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2017 and our additional filings with the SEC before making an investment in our common stock. All of the risk factors identified in Item 1A of our annual report on Form 10-K for the year ended December 31, 2017 that relate to our Former Advisors are applicable to the Joint Advisor, our current investment adviser.

Risks Related to our Investment Adviser and Administrator

On April 9, 2018, we entered into a new advisory relationship with the Joint Advisor. Because the Joint Advisor is a newly-formed investment adviser jointly operated by an affiliate of FS Investments and KKR, the Joint Advisor does not have prior experience acting as an investment adviser to a BDC. The 1940 Act and the Code impose numerous constraints on the operations of BDCs that do not apply to other investment vehicles. While both FS Investments and KKR have individually acted as investment advisers to BDCs previously, the Joint Advisor’s lack of experience in managing a portfolio of assets under the constraints of the 1940 Act and the Code may hinder the Joint Advisor’s ability to take advantage of attractive investment opportunities and, as a result, may adversely affect our ability to achieve our investment objectives. FS Investments and KKR’s individual track records and achievements are not necessarily indicative of the future results they will achieve as a joint investment adviser. Accordingly, we can offer no assurance that we will replicate the historical performance of other investment companies with which FS Investments and KKR have been affiliated, and we caution that our investment returns could be lower than the returns achieved by such other companies.

There may be conflicts of interest related to obligations the Joint Advisor’s senior management and investment teams have to our affiliates and to other clients.

The members of the senior management and investment teams of the Joint Advisor serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment vehicles managed by the same personnel. For example, the Joint Advisor is the investment adviser to FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV and Corporate Capital Trust, Inc., and the officers, managers and other personnel of the Joint Advisor may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with FS Investments or KKR. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our shareholders. Our investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For example, we rely on the Joint Advisor to manage our day-to-day activities and to implement our investment strategy. The Joint Advisor and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to us. As a result of these activities, the Joint Advisor, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of other entities affiliated with FS Investments or KKR. The Joint Advisor and its employees will devote only as much of its or their time to our business as the Joint Advisor and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Mine Safety Disclosures – Not applicable

Item 5.	Other Information – None

Item 6.	Exhibits – The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

EXHIBIT INDEX

The following exhibits are filed or incorporated as part of this report:

10.1	Incremental Commitment Agreement, dated as of June 11, 2018, among Corporate Capital Trust II, the lenders from time to time party thereto and ING Capital LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2018.)

31.1	Certification of Principal Executive Officer of Corporate Capital Trust II, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Principal Financial and Accounting Officer of Corporate Capital Trust II, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer of Corporate Capital Trust II, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2018.

CORPORATE CAPITAL TRUST II

By:	/s/ Michael C. Forman

Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ William Goebel

William Goebel Chief Financial Officer (Principal Financial and Accounting Officer)