Form 10-Q
period 2018-09-30
Corporate Capital Trust II
filed 2018-11-14
CIK 1617896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The number of shares of common stock of the registrant outstanding as of November 9, 2018 was 12,479,873.

CORPORATE CAPITAL TRUST II

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

Corporate Capital Trust II

Condensed Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	September 30, 2018 (Unaudited)	December 31, 2017
Assets
Investments at fair value:
Non-controlled, non-affiliated investments (amortized cost of $187,554 and $162,976, respectively)	$187,482	$163,911
Cash	2,793	7,392
Cash denominated in foreign currency (cost of $328 and $95, respectively)	329	97
Income receivable	2,237	1,551
Receivable for investments sold	443	1,340
Principal receivable	389	36
Unrealized appreciation on foreign currency forward contracts	208	96
Receivable from Advisors	44	—
Deferred financing costs	180	260
Prepaid expenses and other assets	182	396

Total assets	$194,287	$175,079

Liabilities
Revolving credit facility	$75,471	$53,000
Payable for investments purchased	1,129	4,220
Accrued performance-based incentive fees	200	279
Accrued trustees’ fees	2	5
Accrued distribution and shareholder servicing fees	—	95
Accrued professional services	228	217
Payable to Advisors	800	287
Other accrued expenses and liabilities	915	505

Total liabilities	78,745	58,608

Net assets	$115,542	$116,471

Commitments and contingencies (Note 11)
Components of Net Assets
Preferred stock, $0.001 par value per share, 100,000,000 shares authorized and unissued at September 30, 2018 and December 31, 2017	$—	$—
Common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 12,640,594 and 12,656,616 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	13	13
Paid-in capital in excess of par value	115,562	115,686
Retained earnings (accumulated deficit)	(33)	772

Net assets	$115,542	$116,471

Net asset value per share of common stock at period end	$9.14	$9.20

See notes to unaudited condensed financial statements.

Corporate Capital Trust II

Unaudited Condensed Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Investment income
Interest income	$4,173	$2,203	$11,377	$5,181
Fee income	52	339	348	385
Dividend and other income	20	—	47	—

Total investment income	4,245	2,542	11,772	5,566

Operating expenses
Investment advisory fees	724	629	2,295	1,520
Professional services	247	65	654	496
Administrative services	128	327	780	720
Custodian and accounting fees	84	89	253	243
Interest expense	977	326	2,350	326
Trustee fees and expenses	72	52	200	155
Insurance	41	42	122	123
Performance-based incentive fees	185	109	(79)	136
Distribution and shareholder servicing fees	—	252	376	687
Offering expense	—	91	20	91
Organization expenses	—	117	—	205
Other	93	50	250	175

Total operating expenses	2,551	2,149	7,221	4,877
Expense support	(44)	(606)	(625)	(1,866)

Net operating expenses	2,507	1,543	6,596	3,011

Net investment income	1,738	999	5,176	2,555

Net realized and unrealized gains (losses)
Net realized gains (losses) on:
Non-controlled, non-affiliated investments	101	57	332	361
Foreign currency forward contracts	—	—	(1)	—
Foreign currency transactions	(10)	3	(31)	6

Net realized gains (losses)	91	60	300	367

Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	875	410	(1,007)	233
Foreign currency forward contracts	(71)	77	112	77
Foreign currency translation	27	—	197	5

Net change in unrealized appreciation (depreciation)	831	487	(698)	315

Net realized and unrealized gains (losses)	922	547	(398)	682

Net increase (decrease) in net assets resulting from operations	$2,660	$1,546	$4,778	$3,237

Net investment income per share	$0.14	$0.09	$0.41	$0.28

Diluted and basic earnings (losses) per share	$0.21	$0.14	$0.38	$0.35

Weighted average number of shares of common stock outstanding (basic and diluted)	12,588,969	11,024,578	12,733,097	9,231,778

Distributions declared per share	$0.15	$0.15	$0.44	$0.44

See notes to unaudited condensed financial statements.

Corporate Capital Trust II

Unaudited Condensed Statements of Changes in Net Assets

(in thousands, except share and per share amounts)

	Nine Months Ended September 30,
	2018	2017
Operations
Net investment income	$5,176	$2,555
Net realized gains on investments, foreign currency forward contracts and foreign currency transactions	300	367
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	(698)	315

Net increase in net assets resulting from operations	4,778	3,237

Shareholder distributions
Distributions to shareholders(1)	(5,583)	(4,021)

Net decrease in net assets resulting from shareholders’ distributions	(5,583)	(4,021)

Capital share transactions
Issuance of shares of common stock	1,270	52,231
Reinvestment of shareholders’ distributions	2,744	2,091
Repurchase of shares of common stock	(4,138)	—

Net increase (decrease) in net assets resulting from capital share transactions	(124)	54,322

Total increase (decrease) in net assets	(929)	53,538
Net assets at beginning of period	116,471	55,017

Net assets at end of period	$115,542	$108,555

Capital share activity
Shares issued from subscriptions	136,070	5,599,058
Shares issued from reinvestment of distributions	296,059	224,213
Shares repurchased	(448,151)	—

Net increase (decrease) in shares outstanding	(16,022)	5,823,271

(1)	The Company estimates that none of the distributions declared during the nine months ended September 30, 2018 would be classified as a tax basis return of capital.

See notes to unaudited condensed financial statements.

Corporate Capital Trust II

Unaudited Condensed Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2018	2017
Operating Activities:
Net increase (decrease) in net assets resulting from operations	$4,778	$3,237
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(82,627)	(145,853)
Paid-in-kind interest	(75)	—
Proceeds from sales of investments	38,229	41,657
Proceeds from principal payments	21,176	13,328
Net realized (gain) loss on investments	(332)	(362)
Net change in unrealized (appreciation) depreciation on investments	1,007	(233)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(112)	(77)
Net change in unrealized (appreciation) depreciation on foreign currency translation	2	(5)
(Gain) loss on borrowings in foreign currency	(199)	—
Amortization of premium/discount, net	(949)	(622)
Amortization of deferred financing costs	80	23
(Increase) decrease in receivable for investments sold	897	761
(Increase) decrease in principal receivable	(353)	(45)
(Increase) decrease in receivable from Advisors	(44)	281
(Increase) decrease in income receivable	(686)	(1,019)
(Increase) decrease in prepaid expenses and other assets	214	(59)
Increase (decrease) in payable for investments purchased	(3,091)	8,367
Increase (decrease) in accrued performance-based incentive fees	(79)	136
Increase (decrease) in payable to Advisors	513	215
Increase (decrease) in accrued distribution and shareholder servicing fees	(95)	31
Increase (decrease) in accrued trustees’ fees	(3)	3
Increase (decrease) in accrued professional services	11	26
Increase (decrease) in other accrued expenses and liabilities	410	586

Net cash provided by (used in) operating activities	(21,328)	(79,624)

Financing Activities:
Proceeds from issuance of shares of common stock	1,270	52,231
Payments on repurchases of shares of common stock	(4,138)	—
Borrowings under revolving credit facility	53,068	31,500
Repayments of revolving credit facility	(30,398)	—
Distributions paid	(2,839)	(2,182)
Deferred financing costs	—	(141)

Net cash provided by (used in) financing activities	16,963	81,408

Effect of exchange rate changes on cash	(2)	—

Net increase (decrease) in cash	(4,367)	1,784
Cash and cash denominated in foreign currency, beginning of period	7,489	3,843

Cash and cash denominated in foreign currency, end of period	$3,122	$5,627

Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid for interest	$2,339	$—

Distributions reinvested	$2,744	$2,091

Excise taxes paid	$27	$6

See notes to unaudited condensed financial statements.

Corporate Capital Trust II

Unaudited Condensed Schedule of Investments

As of September 30, 2018

(in thousands, except share amounts)

Portfolio Company(a)(b)	Footnotes	Industry	Rate	Floor	Maturity Date	Principal Amount(c)	Cost(d)	Fair Value
Senior Secured Loans—First Lien—80.2%
Accuride Corporation	(l)	Automobiles & Components	L+525	1.00%	11/17/23	$414	$409	$420
Acosta, Inc.	(m)	Media	L+325	1.00%	9/26/21	5,189	4,714	3,914
Advantage Sales & Marketing Inc.	(m)	Media	L+325	1.00%	7/23/21	2,821	2,708	2,622
Agro Merchants North America Holdings, Inc.	(l)	Commercial & Professional Services	L+375	1.00%	12/6/24	70	69	70
Aleris International, Inc.	(m)	Materials	L+475		2/27/23	1,032	1,022	1,052
American Tire Distributors, Inc.	(m)	Retailing	L+425	1.00%	9/1/21	1,379	1,206	1,200
Belk, Inc.	(l)	Retailing	L+475	1.00%	12/12/22	4,901	4,453	4,302
Berner Food & Beverage Inc.	(f)(l)	Food, Beverage & Tobacco	L+675	1.00%	2/2/23	3,910	3,875	3,798
Berner Food & Beverage Inc.	(f)(l)(s)	Food, Beverage & Tobacco	L+675	1.00%	2/2/23	2,623	2,623	2,548
Bugaboo International B.V. (NLD)	(e)(f)(g)(h)(j)(o)	Consumer Durables & Apparel	E+375, 7.75% PIK (7.75% Max PIK)		3/20/25	€1,215	1,445	1,368
CommerceHub, Inc.	(m)	Software & Services	L+375		5/2/25	$303	301	304
Distribution International, Inc.	(l)	Capital Goods	L+500	1.00%	12/15/21	7,502	6,662	7,127
Eacom Timber Corp (CAN)	(f)(g)(h)(l)	Materials	L+650	1.00%	11/30/23	2,819	2,794	2,811
Eagle Family Foods Group LLC	(f)(l)(s)	Food, Beverage & Tobacco	L+650	1.00%	6/14/23	159	157	142
Eagle Family Foods Group LLC	(f)(l)	Food, Beverage & Tobacco	L+650	1.00%	6/14/24	1,058	1,047	1,044
Evergreen AcqCo 1 LP	(l)	Retailing	L+375	1.25%	7/9/19	1,065	1,022	1,038
Foresight Energy LLC	(g)(l)	Energy	L+575	1.00%	3/28/22	1,557	1,483	1,560
Frontline Technologies Group, LLC	(f)(m)	Software & Services	L+650	1.00%	9/18/23	4,490	4,432	4,325
Frontline Technologies Group, LLC	(f)(m)(s)	Software & Services	L+650	1.00%	9/18/23	889	878	857
GC Agile Intermediate Holdings Limited (GBR)	(f)(g)(h)(l)(s)	Commercial & Professional Services	L+650		6/15/23	89	86	79
GC Agile Intermediate Holdings Limited (GBR)	(f)(g)(h)(l)	Commercial & Professional Services	L+650	1.00%	6/15/25	602	590	596
GC Agile Intermediate Holdings Limited (GBR)	(f)(g)(h)(l)(s)	Commercial & Professional Services	L+650	1.00%	6/15/25	290	284	287
GC Agile Intermediate Holdings Limited (GBR)	(f)(g)(h)(l)(s)	Commercial & Professional Services	L+650	1.00%	6/15/25	241	237	239
Harrison Gypsum, LLC	(f)(m)	Materials	L+700	1.00%	4/29/24	812	804	796
Harrison Gypsum, LLC	(f)(m)(s)	Materials	L+700	1.00%	4/29/24	260	260	255

See notes to unaudited condensed financial statements.

Corporate Capital Trust II

Unaudited Condensed Schedule of Investments (continued)

As of September 30, 2018

(in thousands, except share amounts)

Portfolio Company(a)(b)	Footnotes	Industry	Rate	Floor	Maturity Date	Principal Amount(c)		Cost(d)	Fair Value
ID Verde (FRA)	(f)(g)(h)(l)	Commercial & Professional Services	L+725		3/29/25		£342	$467	$445
ID Verde (FRA)	(f)(g)(h)(o)	Commercial & Professional Services	E+700		3/29/25		€936	1,119	1,083
ID Verde (FRA)	(f)(g)(h)(o)(s)	Commercial & Professional Services	E+700		3/29/24		€271	333	332
Integro Intermediate Inc.	(f)(l)	Insurance	L+575		10/30/22		$1,194	1,188	1,194
Jo-Ann Stores, LLC	(l)	Retailing	L+500	1.00%	10/16/23		3,404	3,378	3,425
Mitel US Holdings, Inc.	(e)(l)	Software & Services	L+450		7/11/25		1,077	1,075	1,090
Monitronics International, Inc.	(g)(l)	Commercial & Professional Services	L+550	1.00%	9/30/22		2,012	1,978	1,968
NCI, Inc.	(f)(l)	Software & Services	L+750	1.00%	8/15/24		4,287	4,242	4,289
nThrive, Inc.	(m)	Health Care Equipment & Services	L+450	1.00%	10/20/22		71	71	71
Onvoy, LLC	(l)	Telecommunication Services	L+450	1.00%	2/10/24		156	139	153
Patriot Well Solutions LLC	(f)(l)	Energy	L+875	1.00%	3/31/21		667	657	656
Patriot Well Solutions LLC	(f)(l)(s)	Energy	L+875	1.00%	4/17/21		334	334	328
Quidditch Acquisition, Inc	(m)	Consumer Services	L+700	1.00%	3/21/25		1,990	1,952	2,024
Quorum Health Corp.	(m)	Health Care Equipment & Services	L+675	1.00%	4/29/22		4,518	4,506	4,593
Reliant Acquisitions Holdings, Inc.	(f)(m)	Health Care Equipment & Services	L+675	1.00%	8/30/24		2,127	2,106	2,119
Revere Superior Holdings, Inc.	(f)(l)	Software & Services	L+675	1.00%	11/21/22		4,546	4,507	4,551
Revere Superior Holdings, Inc.	(f)(p)	Software & Services	L+675	1.00%	11/21/22		1,246	1,238	1,241
Revere Superior Holdings, Inc.	(f)(p)(s)	Software & Services	L+675	1.00%	11/21/22		385	382	383
Revere Superior Holdings, Inc.	(f)(l)	Software & Services	L+675	1.00%	11/21/22		164	161	164
Revere Superior Holdings, Inc.	(f)(l)	Software & Services	L+675	1.00%	11/21/22		221	217	192
Revere Superior Holdings, Inc.	(f)(l)(s)	Software & Services	L+675	1.00%	11/21/22		131	129	114
Sequa Mezzanine Holdings L.L.C.	(m)	Capital Goods	L+500	1.00%	11/28/21		1,534	1,543	1,511
SIRVA Worldwide Inc	(q)	Transportation	L+550		7/31/25		464	457	466
SMART Global Holdings, Inc.	(f)(q)	Semiconductors & Semiconductor Equipment	L+400		2/9/21		64	64	58
SMART Global Holdings, Inc.	(f)(q)(s)	Semiconductors & Semiconductor Equipment	L+400		2/9/21		33	33	30
SMART Global Holdings, Inc.	(e)(f)(l)	Semiconductors & Semiconductor Equipment	L+625	1.00%	8/9/22		3,194	3,151	3,226
Staples Canada, ULC (CAN)	(f)(g)(h)(n)	Retailing	CDOR+700	1.00%	9/12/24	C$	5,942	4,807	4,654
Sutherland Global Services Inc.	(l)	Commercial & Professional Services	L+538	1.00%	4/23/21		$1,799	1,757	1,726
Sutherland Global Services Inc.	(g)(l)	Commercial & Professional Services	L+538	1.00%	4/23/21		419	409	402

See notes to unaudited condensed financial statements.

Corporate Capital Trust II

Unaudited Condensed Schedule of Investments (continued)

As of September 30, 2018

(in thousands, except share amounts)

Portfolio Company(a)(b)	Footnotes	Industry	Rate	Floor	Maturity Date	Principal Amount(c)	Cost(d)	Fair Value
Team Health Holdings Inc	(m)	Health Care Equipment & Services	L+275	1.00%	2/6/24	$970	$940	$945
TruGreen, LP	(m)	Commercial & Professional Services	L+400	1.00%	4/13/23	980	988	992
UOS LLC	(m)	Capital Goods	L+550	1.00%	4/18/23	3,280	3,264	3,358
VP Parent Holdings, Inc.	(f)(l)	Software & Services	L+650	1.00%	5/22/25	2,488	2,465	2,463
Wheels Up Partners LLC	(f)(l)(s)	Capital Goods	L+710	1.00%	12/31/18	827	827	827
Wheels Up Partners LLC	(f)(l)	Capital Goods	L+710	1.00%	12/31/18	809	808	811
Wheels Up Partners LLC	(f)(l)	Capital Goods	L+710	1.00%	12/31/18	827	823	830
Wheels Up Partners LLC	(f)(l)	Capital Goods	L+710	1.00%	12/31/18	1,254	1,252	1,258
Wheels Up Partners LLC	(f)(l)	Capital Goods	L+710	1.00%	12/31/18	514	513	516
Wheels Up Partners LLC	(f)(l)	Capital Goods	L+710	1.00%	12/31/18	263	261	264
Wheels Up Partners LLC	(f)(l)	Capital Goods	L+855	1.00%	12/31/18	758	756	757
Wheels Up Partners LLC	(f)(l)	Capital Goods	L+855	1.00%	12/31/18	386	385	384
WireCo WorldGroup, Inc.	(m)	Materials	L+500	1.00%	9/29/23	554	553	562

Total Senior Secured Loans—First Lien							99,796	99,209

Unfunded Loan Commitments							(6,563)	(6,563)

Net Senior Secured Loans—First Lien							93,233	92,646

Senior Secured Loans—Second Lien—29.8%
Access CIG, LLC	(m)	Software & Services	L+775		2/27/26	200	198	201
Access CIG, LLC	(m)(s)	Software & Services	L+775		2/27/26	11	11	11
Advantage Sales & Marketing Inc.	(m)	Media	L+650	1.00%	7/25/22	542	483	461
Albany Molecular Research, Inc.	(m)	Pharmaceuticals, Biotechnology & Life Sciences	L+700	1.00%	8/30/25	913	927	918
Ammeraal Beltech Holding BV (NLD)	(f)(g)(h)(m)	Capital Goods	L+800		9/28/26	2,018	1,977	1,977
Applied Systems, Inc.	(l)	Software & Services	L+700	1.00%	9/19/25	2,624	2,624	2,681
Arclin, Inc.	(g)(l)	Materials	L+875	1.00%	2/14/25	289	286	293
CommerceHub, Inc.	(f)(m)	Software & Services	L+775	1.00%	5/21/26	3,222	3,130	3,143
CTI Foods Holding Co., LLC	(m)	Food, Beverage & Tobacco	L+725	1.00%	6/28/21	222	211	94
Deck Chassis Acquisition Inc.	(m)	Automobiles & Components	L+600		6/15/23	587	584	593

See notes to unaudited condensed financial statements.

Corporate Capital Trust II

Unaudited Condensed Schedule of Investments (continued)

As of September 30, 2018

(in thousands, except share amounts)

Portfolio Company(a)(b)	Footnotes	Industry	Rate	Floor	Maturity Date	Principal Amount(c)	Cost(d)	Fair Value
EXC Holdings III Corp.	(l)	Technology Hardware & Equipment	L+750	1.00%	12/1/25	$811	$804	$824
FPC Holdings, Inc.	(m)	Capital Goods	L+800	1.25%	5/19/23	12	12	12
GOBP Holdings, Inc.	(m)	Food & Staples Retailing	L+825	1.00%	10/21/22	50	47	50
Higginbotham Insurance Agency, Inc.	(f)(m)	Insurance	L+725		12/19/25	1,304	1,293	1,304
Integro Intermediate Inc.	(f)(l)	Insurance	L+925		6/8/25	222	220	222
Invictus U.S., LLC	(p)	Materials	L+675		3/30/26	451	452	450
iParadigms Holdings LLC	(l)	Software & Services	L+725	1.00%	7/29/22	183	180	183
Jo-Ann Stores, LLC	(l)	Retailing	L+925	1.00%	5/21/24	396	390	392
LBM Borrower, LLC	(p)	Capital Goods	L+925	1.00%	8/20/23	900	895	907
Misys, Ltd. (GBR)	(g)(h)(l)	Software & Services	L+725	1.00%	6/13/25	2,814	2,824	2,795
NEP Group, Inc.	(l)	Media	L+700	1.00%	1/23/23	239	231	240
One Call Corp.	(f)(j)(m)	Health Care Equipment & Services	L+375, 6.00% PIK (6.00% Max PIK)		4/11/24	1,180	1,169	1,164
Polyconcept North America, Inc.	(f)(m)	Consumer Durables & Apparel	L+1000	1.00%	2/16/24	624	613	643
Press Ganey Holdings, Inc.	(m)	Health Care Equipment & Services	L+650	1.00%	10/21/24	1,066	1,080	1,077
Sequa Mezzanine Holdings L.L.C.	(p)	Capital Goods	L+900	1.00%	4/28/22	4,024	4,063	3,969
SIRVA Worldwide Inc	(l)	Transportation	L+950		7/31/26	417	386	388
SMG US Midco 2, Inc.	(m)	Consumer Services	L+700		1/23/26	230	231	232
Sparta Systems, Inc.	(f)(m)	Software & Services	L+825		7/27/25	2,438	2,405	2,309
Transplace, Inc.	(m)	Transportation	L+875	1.00%	10/6/25	3,289	3,216	3,334
Ultimate Baked Goods Midco LLC	(f)(l)	Food & Staples Retailing	L+800	1.00%	8/9/26	694	687	686
Vantage Specialty Chemicals, Inc.	(p)	Materials	L+825	1.00%	10/27/25	755	745	761
Vectra Co.	(m)	Materials	L+725		3/8/26	450	446	450
WireCo WorldGroup, Inc.	(m)	Materials	L+900	1.00%	9/30/24	1,632	1,628	1,649

Total Senior Secured Loans—Second Lien							34,448	34,413
Unfunded Loan Commitments							(11)	(11)

Net Senior Secured Loans—Second Lien							34,437	34,402

See notes to unaudited condensed financial statements.

Corporate Capital Trust II

Unaudited Condensed Schedule of Investments (continued)

As of September 30, 2018

(in thousands, except share amounts)

Portfolio Company(a)(b)	Footnotes	Industry	Rate	Floor	Maturity Date	Principal Amount(c)	Cost(d)	Fair Value
Senior Secured Bonds—10.5%
APX Group, Inc.		Consumer Services	7.88%		12/1/22	$1,752	$1,729	$1,789
Avantor, Inc.	(i)	Materials	6.00%		10/1/24	776	776	789
Boyne USA Inc.	(i)	Consumer Services	7.25%		5/1/25	110	114	116
Cleaver-Brooks, Inc.	(i)	Capital Goods	7.88%		3/1/23	800	800	819
Cornerstone Chemical Co.	(i)	Materials	6.75%		8/15/24	2,682	2,686	2,688
DJO Finco Inc.	(i)	Health Care Equipment & Services	8.13%		6/15/21	2,100	2,093	2,152
Frontier Communications Corp.	(g)(i)	Telecommunication Services	8.50%		4/1/26	353	353	334
Genesys Telecommunications Laboratories, Inc.	(i)	Software & Services	10.00%		11/30/24	672	748	745
Pattonair Holdings, Ltd. (GBR)	(g)(h)(i)	Capital Goods	9.00%		11/1/22	1,057	1,072	1,095
Pisces Midco Inc.	(i)	Capital Goods	8.00%		4/15/26	1,666	1,633	1,680

Total Senior Secured Bonds							12,004	12,207

Total Senior Debt							139,674	139,255

Subordinated Debt—33.0%
Allegheny Technologies Incorporated	(g)	Materials	7.88%		8/15/23	4,350	4,343	4,660
APX Group, Inc.		Consumer Services	8.75%		12/1/20	1,695	1,557	1,696
APX Group, Inc.		Consumer Services	7.63%		9/1/23	821	739	758
CDK Global Inc	(g)	Software & Services	4.88%		6/1/27	7	7	7
Clear Channel International BV (NLD)	(g)(h)(i)	Media	8.75%		12/15/20	3,779	3,883	3,907
ClubCorp Holdings, Inc.	(i)	Consumer Services	8.50%		9/15/25	5,260	5,167	5,021
Consolidated Energy Finance S.A. (BRB)	(g)(h)(i)	Materials	6.50%		5/15/26	201	201	203
Datatel, Inc.	(i)	Software & Services	9.00%		9/30/23	102	107	107
Foresight Energy LLC	(g)(i)	Energy	11.50%		4/1/23	545	476	487
Hub International Ltd.	(i)	Insurance	7.00%		5/1/26	1,180	1,179	1,183
Kenan Advantage Group, Inc.	(i)	Transportation	7.88%		7/31/23	3,262	3,376	3,376

See notes to unaudited condensed financial statements.

Corporate Capital Trust II

Unaudited Condensed Schedule of Investments (continued)

As of September 30, 2018

(in thousands, except share amounts)

Portfolio Company(a)(b)	Footnotes	Industry	Rate	Floor	Maturity Date	Principal Amount(c)	Cost(d)	Fair Value
Pactiv LLC		Materials	7.95%		12/15/25	849	$931	$910
Pactiv LLC		Materials	8.38%		4/15/27	2,653	2,947	2,888
PAREXEL International Corp.	(i)	Pharmaceuticals, Biotechnology & Life Sciences	6.38%		9/1/25	610	590	579
Quorum Health Corp.		Health Care Equipment & Services	11.63%		4/15/23	268	269	269
SRS Distribution Inc.	(i)	Capital Goods	8.25%		7/1/26	3,010	2,997	2,946
Surgery Center Holdings, Inc.	(i)	Health Care Equipment & Services	6.75%		7/1/25	548	501	527
Surgery Partners Holdings LLC	(i)	Health Care Equipment & Services	8.88%		4/15/21	18	18	19
Team Health Holdings Inc	(i)	Health Care Equipment & Services	6.38%		2/1/25	1,943	1,702	1,709
Tenet Healthcare Corp.	(g)	Health Care Equipment & Services	7.00%		8/1/25	31	31	31
Triumph Group, Inc.		Capital Goods	7.75%		8/15/25	217	217	211
USA Compression Partners, LP	(g)(i)	Energy	6.88%		4/1/26	247	247	255
Vertiv Group Corp.	(i)	Capital Goods	9.25%		10/15/24	6,124	6,332	6,402

Total Subordinated Debt							37,817	38,151

Asset Based Finance—5.1%						No. of Shares
KKR Zeno Aggregator, LP (IRE), Membership Interest	(f)(g)(h)	Capital Goods				4,335,848	4,336	4,336
Montgomery Credit Holdings, LP, Membership Interest	(f)(g)(r)	Diversified Financials				1,522,825	1,523	1,391
Neos SPV I (NLD), Membership Interest	(f)(g)(h)(r)	Diversified Financials				107,825	126	125

Total Asset Based Finance							5,985	5,852

See notes to unaudited condensed financial statements.

Corporate Capital Trust II

Unaudited Condensed Schedule of Investments (continued)

As of September 30, 2018

(in thousands, except share amounts)

Portfolio Company(a)(b)	Footnotes	Industry	Rate	Floor	Maturity Date	No. of Shares	Cost(d)	Fair Value
Equity/Other—3.7%
Misys, Ltd. (GBR), Perpetual Preferred Equity	(f)(g)(h)(j)(l)	Software & Services	L+1025			2,842	$2,788	$2,703
Polyconcept North America, Inc., Membership Units	(f)	Consumer Durables & Apparel				624	62	94
VICI Properties, Inc., Common Stock	(g)	Consumer Services				66,020	1,228	1,427

Total Equity/Other							4,078	4,224

TOTAL INVESTMENTS—162.3%	(k)						$187,554	187,482

OTHER ASSETS IN EXCESS OF LIABILITIES—(62.3%)								(71,940)

NET ASSETS—100.0%								$115,542

Derivative Instruments (Note 4)—0.2%

Foreign currency forward contracts								$208

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)

Non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940, as amended (“1940 Act”), unless otherwise indicated. Non-controlled/non-affiliated investments are investments that are neither controlled investments nor affiliated investments.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Represents amortized cost for debt securities and cost for equity investments translated to U.S. dollars.

(e)	Position or portion thereof unsettled as of September 30, 2018.

(f)	Investments classified as Level 3 whereby fair value was determined by the Company’s Board of Trustees (see Note 2).

(g)

The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of September 30, 2018, 79.4% of the Company’s total assets represented qualifying assets.

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

(j)	The issuer of this security may elect at any time to capitalize distributions or interest.

See notes to unaudited condensed financial statements.

Corporate Capital Trust II

Unaudited Condensed Schedule of Investments (continued)

As of September 30, 2018

(in thousands, except share amounts)

(k)

As of September 30, 2018, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $2,562; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $2,702; the net unrealized depreciation was $140; the aggregate cost of securities for Federal income tax purposes was $188,030.

(l)

The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at September 30, 2018 was 2.40%. The current base rate for each investment may be different from the reference rate on September 30, 2018.

(m)

The interest rate on these investments is subject to a base rate of 2-Month LIBOR, which at September 30, 2018 was 2.31%. The current base rate for each investment may be different from the reference rate on September 30, 2018.

(n)

The interest rate on these investments is subject to a base rate of 1-Month LIBOR, which at September 30, 2018 was 2.26%. The current base rate for each investment may be different from the reference rate on September 30, 2018.

(o)

The interest rate on these investments is subject to a base rate of 3-Month Canadian Banker Acceptance Rate, which at September 30, 2018 was approximately 2.02%. The current base rate for each investment may be different from the reference rate on September 30, 2018.

(p)

The interest rate on these investments is subject to a base rate of 3-Month Euro Interbank Offered Rate, which at September 30, 2018 was approximately (0.32)%. The current base rate for each investment may be different from the reference rate on September 30, 2018.

(q)

The interest rate on these investments is subject to a base rate of the PRIME rate, which at September 30, 2018 was approximately 5.25%. The current base rate for each investment may be different from the reference rate on September 30, 2018.

(r)	Security is non-income producing.

(s)	Security is an unfunded loan commitment.

Abbreviations:

C$ - Canadian Dollar; local currency investment amount is denominated in Canadian Dollar. C$ 1 / U.S. $0.77 as of September 30, 2018.

€ - Local currency investment amount is denominated in Euros. € 1 / U.S. $1.16 as of September 30, 2018.

£ - Local currency investment amount is denominated in British Pound Sterling. £ 1 / U.S. $1.31 as of September 30, 2018.

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

Corporate Capital Trust II

Schedule of Investments

As of December 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)(b)	Footnotes	Industry	Rate	Floor	Maturity Date	No. Shares/ Principal Amount(c)	Cost(d)	Fair Value
First Lien Senior Secured Loans—80.4%
ABB CONCISE Optical Group, LLC	(1)	Retailing	L + 500	1.00%	6/15/23	$510	$508	$511
Accuride Corp.	(e),(1)	Capital Goods	L + 525	1.00%	11/17/23	2,508	2,478	2,555
Acosta Holdco, Inc.	(2)	Commercial & Professional Services	L + 325	1.00%	9/26/21	2,761	2,515	2,439
Advantage Sales & Marketing, Inc.	(1)	Commercial & Professional Services	L + 325	1.00%	7/23/21	616	590	602
Agro Merchants Global, LP	(e),(1)	Transportation	L + 375	1.00%	12/6/24	70	70	71
BakerCorp International, Inc.	(1)	Capital Goods	L + 300	1.25%	2/7/20	4,565	4,418	4,525
Bay Club, Co.	(2)	Consumer Services	L + 650	1.00%	8/31/22	2,224	2,195	2,258
Belk, Inc.	(1)	Retailing	L + 475	1.00%	12/12/22	4,945	4,430	4,075
Commercial Barge Line Co.	(2)	Transportation	L + 875	1.00%	11/12/20	346	330	202
David’s Bridal, Inc.	(1)	Retailing	L + 400	1.25%	10/11/19	398	379	350
DigiCert, Inc.	(1)	Software & Services	L + 475	1.00%	10/31/24	1,975	1,965	2,003
Distribution International, Inc.	(1)	Retailing	L + 500	1.00%	12/15/21	7,560	6,558	6,431
Eacom Timber Corp. (CAN)	(f),(g),(h),(1)	Materials	L + 650	1.00%	11/30/23	2,928	2,899	2,909
FleetPride Corp.	(1)	Capital Goods	L + 400	1.25%	11/19/19	3,412	3,279	3,406
Foresight Energy, LLC	(g),(1)	Materials	L + 575	1.00%	3/17/22	3,676	3,543	3,458
Frontline Technologies Group, LLC	(f),(1)	Software & Services	L + 650	1.00%	9/18/23	4,524	4,446	4,448
Intelsat S.A. (LUX)	(g),(h),(1)	Media	L + 275	1.00%	6/30/19	2,267	2,259	2,265
JC Penney Corp., Inc.	(g),(1)	Retailing	L + 425	1.00%	6/23/23	16	16	15
Jo-Ann Stores, Inc.	(1)	Retailing	L + 500	1.00%	10/20/23	3,497	3,467	3,384
Koosharem, LLC	(1)	Commercial & Professional Services	L + 650	1.00%	5/15/20	2,495	2,292	2,437
MedAssets, Inc.	(2)	Health Care Equipment & Services	L + 450	1.00%	10/20/22	71	72	72
Monitronics International, Inc.	(1)	Commercial & Professional Services	L + 550	1.00%	9/30/22	2,027	1,987	2,013
NCI, Inc.	(f),(1)	Software & Services	L + 750	1.00%	8/15/24	4,330	4,279	4,289
Netsmart Technologies, Inc.	(1)	Health Care Equipment & Services	L + 450	1.00%	4/19/23	81	81	82
P2 Energy Solutions, Inc.	(g),(1)	Software & Services	L + 400	1.00%	10/30/20	3,317	3,246	3,253

See notes to unaudited condensed financial statements.

Corporate Capital Trust II

Schedule of Investments (continued)

As of December 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)(b)	Footnotes	Industry	Rate	Floor	Maturity Date	No. Shares/ Principal Amount(c)		Cost(d)	Fair Value
Polyconcept North America, Inc.	(2)	Consumer Durables & Apparel	L + 475	1.00%	8/16/23		$332	$329	$334
Quorum Health Corp.	(2)	Health Care Equipment & Services	L + 675	1.00%	4/29/22		4,575	4,561	4,632
Revere Superior Holdings, Inc.	(f),(1)	Software & Services	L + 675	1.00%	11/21/22		4,581	4,536	4,567
Revere Superior Holdings, Inc.	(f),(1)	Software & Services	L + 675	1.00%	11/21/22		164	160	163
Revere Superior Holdings, Inc.	(f),(1)	Software & Services	L + 675	1.00%	11/21/22		33	26	2
Savers, Inc.	(1)	Retailing	L + 375	1.25%	7/9/19		1,074	1,000	1,012
Sequa Corp.	(1)	Materials	L + 500	1.00%	11/28/21		1,545	1,557	1,559
SI Organization, Inc.	(1)	Capital Goods	L + 475	1.00%	11/23/19		597	597	604
SIRVA Worldwide, Inc.	(1)	Commercial & Professional Services	L + 650	1.00%	11/22/22		2,061	2,016	2,081
SMART Global Holdings, Inc.	(f),(g),(4)	Semiconductors & Semiconductor Equipment	P + 400	0.00%	2/9/22		46	46	37
SMART Global Holdings, Inc.	(f),(g),(1)	Semiconductors & Semiconductor Equipment	L + 625	1.00%	8/9/22		3,261	3,201	3,288
Staples Canada, Inc.	(f),(g),(h),(5)	Retailing	CDOR + 700	1.00%	9/12/23	C$	5,689	4,608	4,412
Sutherland Global Services, Inc.	(g),(1)	Software & Services	L + 537.5	1.00%	4/23/21		$709	691	682
Sutherland Global Services, Inc.	(g),(1)	Software & Services	L + 537.5	1.00%	4/23/21		3,046	2,967	2,931
Talbots, Inc.	(2)	Retailing	L + 450	1.00%	3/19/20		720	671	701
TruGreen, LP	(1)	Consumer Services	L + 400	1.00%	4/13/23		1,573	1,588	1,598
Utility One Source, LP	(2)	Capital Goods	L + 550	1.00%	4/7/23		3,305	3,287	3,384
Vertafore, Inc.	(2)	Software & Services	L + 325	1.00%	6/30/23		139	139	140
Wheels Up Partners, LLC	(f),(1)	Transportation	L + 855	1.00%	10/15/21		372	370	369
Wheels Up Partners, LLC	(f),(1)	Transportation	L + 855	1.00%	7/15/22		424	422	421
Wheels Up Partners, LLC	(f),(1)	Transportation	L + 710	1.00%	8/1/24		1,347	1,338	1,336
Wheels Up Partners, LLC	(f),(1)	Transportation	L + 710	1.00%	11/1/24		551	547	547
Wheels Up Partners, LLC	(f),(1)	Transportation	L + 710	1.00%	2/1/25		276	273	273

See notes to unaudited condensed financial statements.

Corporate Capital Trust II

Schedule of Investments (continued)

As of December 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)(b)	Footnotes	Industry	Rate	Floor	Maturity Date	No. Shares/ Principal Amount(c)	Cost(d)	Fair Value
WireCo WorldGroup, Inc.	(1)	Capital Goods	L + 550	1.00%	9/29/23	$558	$557	$563

Total First Lien Senior Secured Loans							93,789	93,689

Second Lien Senior Secured Loans—28.6%
ABILITY Network, Inc.	(e)	Health Care Equipment & Services	L + 775	1.00%	12/12/25	856	851	860
Albany Molecular Research, Inc.	(2)	Pharmaceuticals, Biotechnology & Life Sciences	L + 700	1.00%	8/28/25	913	909	901
Applied Systems, Inc.	(1)	Software & Services	L + 700	1.00%	9/12/25	2,624	2,624	2,721
Arclin, Inc.	(1)	Materials	L + 875	1.00%	2/9/25	424	421	430
BJ’s Wholesale Club, Inc.	(3)	Food & Staples Retailing	L + 750	1.00%	1/27/25	949	941	930
CTI Foods Holding Co., LLC	(2)	Food, Beverage & Tobacco	L + 725	1.00%	6/28/21	222	208	173
Direct ChassisLink, Inc.	(e)	Transportation	L + 600	0.00%	6/15/23	587	584	599
Excelitas Technologies Corp.	(e)(1)	Technology Hardware & Equipment	L + 750	1.00%	11/15/25	811	803	820
FleetPride Corp.	(1)	Capital Goods	L + 800	1.25%	5/19/20	853	775	838
Genoa, a QoL Healthcare Co., LLC	(2)	Health Care Equipment & Services	L + 800	1.00%	10/28/24	353	354	359
Grocery Outlet, Inc.	(1)	Food & Staples Retailing	L + 825	1.00%	10/21/22	198	186	199
Higginbotham Insurance Agency, Inc.	(e)(f)(4)	Insurance	L + 725	1.00%	12/19/25	1,304	1,291	1,291
iParadigms Holdings, LLC	(1)	Software & Services	L + 725	1.00%	7/29/22	183	179	179
Misys, Ltd. (GBR)	(g),(h),(1)	Software & Services	L + 725	1.00%	6/13/25	2,814	2,825	2,829
NEP Group, Inc.	(2)	Media	L + 700	1.00%	1/23/23	239	230	241
NeuStar, Inc.	(1)	Software & Services	L + 800	1.00%	8/8/25	1,807	1,781	1,831
Polyconcept North America, Inc.	(f),(2)	Consumer Durables & Apparel	L + 1000	1.00%	2/16/24	624	611	638
Press Ganey Holdings, Inc.	(2)	Health Care Equipment & Services	L + 650	1.00%	10/21/24	1,598	1,622	1,621
Sequa Corp.	(1)	Materials	L + 900	1.00%	4/28/22	3,468	3,507	3,515

See notes to unaudited condensed financial statements.

Corporate Capital Trust II

Schedule of Investments (continued)

As of December 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)(b)	Footnotes	Industry	Rate	Floor	Maturity Date	No. Shares/ Principal Amount(c)	Cost(d)	Fair Value
SI Organization, Inc.	(1)	Capital Goods	L + 875	1.00%	5/23/20	$461	$456	$466
Sparta Systems, Inc.	(f),(1)	Software & Services	L + 825	1.00%	7/27/25	2,438	2,402	2,381
SRS Distribution, Inc.	(2)	Capital Goods	L + 875	1.00%	2/24/23	2,756	2,769	2,842
Sungard Public Sector, LLC	(f),(1)	Software & Services	L + 850	1.00%	1/30/25	654	648	654
Transplace, Inc.	(2)	Transportation	L + 875	1.00%	10/6/25	3,628	3,539	3,637
Vantage Specialty Chemicals, Inc.	(1)	Materials	L + 825	1.00%	10/26/25	755	744	744
WireCo WorldGroup, Inc.	(1)	Capital Goods	L + 900	1.00%	9/30/24	1,632	1,627	1,643

Total Second Lien Senior Secured Loans							32,887	33,342

Other Senior Secured Debt—5.2%
Avantor, Inc.	(i)	Pharmaceuticals, Biotechnology & Life Sciences	6.00%	0.00%	10/1/24	776	776	773
Cleaver-Brooks Inc	(i)	Capital Goods	7.88%	0.00%	3/1/23	1,378	1,378	1,412
Cornerstone Chemical, Co.	(i)	Materials	6.75%	0.00%	8/15/24	2,682	2,687	2,679
DJO Finance, LLC	(i)	Health Care Equipment & Services	8.13%	0.00%	6/15/21	452	429	423
Pattonair Holdings, Ltd.	(g),(i)	Capital Goods	9.00%	0.00%	11/1/22	748	748	773

Total Other Senior Secured Debt							6,018	6,060

Total Senior Debt							132,694	133,091

Subordinated Debt—20.6%
Allegheny Technologies, Inc.	(g)	Materials	7.88%	0.00%	8/15/23	4,350	4,343	4,701
Clear Channel International BV (NLD)	(g),(h),(i)	Media	8.75%	0.00%	12/15/20	3,779	3,915	3,902
ClubCorp Club Operations, Inc.	(i)	Consumer Services	8.50%	0.00%	9/15/25	4,032	3,978	3,931
Datatel, Inc.	(i)	Software & Services	9.00%	0.00%	9/30/23	102	107	108
Envision Healthcare Holdings	(g),(i)	Health Care Equipment & Services	5.13%	0.00%	7/1/22	599	589	581

See notes to unaudited condensed financial statements.

Corporate Capital Trust II

Schedule of Investments (continued)

As of December 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)(b)	Footnotes	Industry	Rate	Floor	Maturity Date	No. Shares/ Principal Amount(c)	Cost(d)	Fair Value
Intelsat S.A. (LUX)	(g),(h)	Media	7.25%	0.00%	10/15/20	$1,334	$1,277	$1,254
Kenan Advantage Group, Inc.	(i)	Transportation	7.88%	0.00%	7/31/23	2,620	2,722	2,712
Pactiv, LLC		Materials	7.95%	0.00%	12/15/25	849	938	962
Pactiv, LLC		Materials	8.38%	0.00%	4/15/27	2,653	2,965	3,038
Plastipak Holdings, Inc.	(i)	Materials	6.25%	0.00%	10/15/25	163	163	167
Surgery Center Holdings, Inc.	(g),(i)	Health Care Equipment & Services	6.75%	0.00%	7/1/25	635	576	600
Tenet Healthcare Corp.	(g),(i)	Health Care Equipment & Services	7.00%	0.00%	8/1/25	31	31	29
Triumph Group, Inc.	(g),(i)	Capital Goods	7.75%	0.00%	8/15/25	1,360	1,360	1,443
Vertiv Group Corp.	(i)	Technology Hardware & Equipment	9.25%	0.00%	10/15/24	508	551	542

Total Subordinated Debt							23,515	23,970

Asset Based Finance—2.3%
Montgomery Credit Holdings, LP, Membership Interest	(f),(g)*	Diversified Financials				2,689,166	2,689	2,682

Total Asset Based Finance							2,689	2,682

Equity/Other—3.6%
Misys, Ltd. (CYM), Perpetual Preferred Equity	(f),(g),(h),(j)	Software & Services	L + 1025	1.00%		2,841	2,788	2,756
Polyconcept North America, Inc. Membership Units	(f)	Consumer Durables & Apparel				624	62	58
VICI Properties, Inc., Common Stock	(g)	Consumer Services				66,020	1,228	1,354

Total Equity/Other							4,078	4,168

TOTAL INVESTMENTS—140.7% (k)							$162,976	163,911

See notes to unaudited condensed financial statements

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

Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has

Corporate Capital Trust II

Notes to Unaudited Condensed Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Significant Accounting Policies (continued)

been condensed or omitted herein. These unaudited condensed financial statements should be read in conjunction with the Company’s financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on March 2, 2018.

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

Corporate Capital Trust II

Notes to Unaudited Condensed Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Significant Accounting Policies (continued)

Derivative Instruments – The Company’s derivative instruments consist of foreign currency forward contracts. The Company recognizes all derivative instruments as assets or liabilities at fair value in its unaudited condensed financial statements. Derivative contracts entered into by the Company are not designated as hedging instruments, and as a result, the Company presents changes in fair value through net change in unrealized appreciation (depreciation) on derivative instruments in the unaudited condensed statements of operations. Realized gains and losses that occur upon the cash settlement of the derivative instruments are included in net realized gains (losses) on derivative instruments in the unaudited condensed statements of operations.

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

Distributions – Weekly or monthly distributions are generally declared from time to time by the Company’s board of trustees and recognized as a liability on the applicable record date. Distributions are generally paid monthly. The Company has adopted a distribution reinvestment plan that provides for reinvestment of distributions on behalf of shareholders. Shareholders who have elected to participate in the distribution reinvestment plan will have their cash distribution automatically reinvested in additional shares of common stock at a price per share equivalent to the then current public offering price, net of up-front selling commissions and dealer manager fees.

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

Reclassifications – As of September 30, 2018, the Company has revised its investment categories to reclassify investments that were previously categorized as Equity/Other to two new categories of Asset Based Finance and Equity/Other. This revision better distinguishes between corporate equity investments and investments that are primarily collateralized by hard assets, financial assets or investments in specialty finance platforms that provide exposure to hard assets or financial assets. The Company’s Asset Based Finance investments may be in the form of debt, equity, derivatives or private placement funds. The Company has adjusted the presentation of its asset categories for all periods presented to conform to the current period presentation.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820)—Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which is designed to improve the effectiveness of disclosures by removing, modifying and adding disclosures related to fair value measurements. ASU No. 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years; the ASU allows for early adoption in any interim period after issuance of the update. The Company is currently assessing the impact this ASU will have on its consolidated financial statements.

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

As of September 30, 2018 and December 31, 2017, the Company’s investment portfolio consisted of the following:

	September 30, 2018
Asset Category	Amortized Cost(1)	Fair Value	Percentage of Investment Portfolio	Percentage of Net Assets
Senior debt
Senior secured loans—first lien	$93,233	$92,646	49.4%	80.2%
Senior secured loans—second lien	34,437	34,402	18.4%	29.8%
Senior secured bonds	12,004	12,207	6.5%	10.5%

Total senior debt	$139,674	$139,255	74.3%	120.5%
Subordinated debt	37,817	38,151	20.3%	33.0%
Asset based finance	5,985	5,852	3.1%	5.1%
Equity/Other	4,078	4,224	2.3%	3.7%

Total	$187,554	$187,482	100.0%	162.3%

	December 31, 2017
Asset Category	Amortized Cost(1)	Fair Value	Percentage of Investment Portfolio	Percentage of Net Assets
Senior debt
Senior secured loans—first lien	$93,789	$93,689	57.2%	80.4%
Senior secured loans—second lien	32,887	33,342	20.3%	28.6%
Senior secured bonds	6,018	6,060	3.7%	5.2%

Total senior debt	$132,694	$133,091	81.2%	114.2%
Subordinated debt	23,515	23,970	14.6%	20.6%
Asset based finance	2,689	2,682	1.6%	2.3%
Equity/Other	4,078	4,168	2.6%	3.6%

Total	$162,976	$163,911	100.0%	140.7%

(1)	Represents amortized costs for debt securities and costs for equity investments translated to U.S. dollars.

As of September 30, 2018 and December 31, 2017, none of the Company’s debt investments were on non-accrual status.

Corporate Capital Trust II

Notes to Unaudited Condensed Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Investments (continued)

The industry composition and geographic dispersion of the Company’s investment portfolio as a percentage of total fair value of the Company’s investments as of September 30, 2018 and December 31, 2017 were as follows:

Industry Composition	September 30, 2018	December 31, 2017
Automobiles & Components	0.5%	—%
Capital Goods	22.0%	14.9%
Commercial & Professional Services	3.9%	5.9%
Consumer Durables & Apparel	1.1%	0.6%
Consumer Services	7.0%	5.6%
Diversified Financials	0.8%	1.6%
Energy	1.6%	—%
Food & Staples Retailing	0.4%	0.7%
Food, Beverage & Tobacco	2.6%	0.1%
Health Care Equipment & Services	7.8%	5.7%
Insurance	2.1%	0.8%
Materials	11.2%	14.8%
Media	5.9%	4.7%
Pharmaceuticals, Biotechnology & Life Sciences	0.8%	1.0%
Retailing	8.0%	12.7%
Semiconductors & Semiconductor Equipment	1.8%	2.0%
Software & Services	17.8%	21.9%
Technology Hardware & Equipment	0.4%	0.8%
Telecommunication Services	0.3%	—%
Transportation	4.0%	6.2%

Total	100.0%	100.0%

Geographic Dispersion(1)	September 30, 2018	December 31, 2017
United States	85.1%	87.6%
Canada	4.0%	4.5%
United Kingdom	3.8%	1.7%
Netherlands	3.9%	2.4%
France	0.8%	—%
Ireland	2.3%	—%
Barbados	0.1%	—%
Luxembourg	—%	2.1%
Cayman Islands	—%	1.7%

Total	100.0%	100.0%

(1)	The geographic dispersion is determined by the portfolio company’s country of domicile or the jurisdiction of the security’s issuer.

Corporate Capital Trust II

Notes to Unaudited Condensed Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Investments (continued)

All investments held at September 30, 2018 were denominated in U.S. dollars except for six investments, which were denominated in Canadian dollars, Euros and British pound sterling and represented 4.1% of the investment portfolio. All investments held at December 31, 2017 were denominated in U.S. dollars except for one investment, which was denominated in Canadian dollars and represented 2.7% of the investment portfolio.

Note 4. Derivative Instruments

The following is a summary of the fair value and location of the Company’s derivative instruments in the unaudited condensed statements of assets and liabilities held as of September 30, 2018 and December 31, 2017:

		Fair Value
Derivative Instrument	Statement Location	September 30, 2018	December 31, 2017
Foreign currency forward contracts	Unrealized appreciation on foreign currency forward contracts	$208	$96

Total		$208	$96

Net unrealized gains and losses on derivative instruments recorded by the Company for the three and nine months ended September 30, 2018 and 2017 are in the following locations in the unaudited condensed statements of operations:

		Net Unrealized Gains (Losses)
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument	Statement Location	2018	2017	2018	2017
Foreign currency forward contracts	Net change in unrealized appreciation on foreign currency forward contracts	$(71)	$77	$112	$77

Total		$(71)	$77	$112	$77

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

Corporate Capital Trust II

Notes to Unaudited Condensed Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Derivative Instruments (continued)

The Company was a party to two foreign currency forward contracts during the period which related to economic hedging of the Company’s foreign currency denominated debt investments. As of September 30, 2018 and December 31, 2017, the Company’s open foreign currency forward contracts were as follows:

Foreign Currency	Settlement Date	Counterparty	Notional Amount and Transaction	US $ Value at Settlement Date	US $ Value at September 30, 2018	Unrealized Appreciation
CAD	October 10, 2019	JP Morgan Chase Bank	C$ 5,690 Sold	$4,642	$4,435	$207
EUR	July 17, 2023	JP Morgan Chase Bank	€ 107 Sold	144	143	1

Total				$4,786	$4,578	$208

Foreign Currency	Settlement Date	Counterparty	Notional Amount and Transaction	US $ Value at Settlement Date	US $ Value at December 31, 2017	Unrealized Appreciation
CAD	October 10, 2019	JP Morgan Chase Bank	C$ 5,690 Sold	$4,642	$4,546	$96

Total				$4,642	$4,546	$96

Note 5. Fair Value of Financial Instruments

The Company’s investments were categorized in the fair value hierarchy described in Note 2. “Significant Accounting Policies,” as follows as of September 30, 2018 and December 31, 2017:

	September 30, 2018
Description	Level 1	Level 2	Level 3	Total
Senior debt	$—	$82,056	$57,199	$139,255
Subordinated debt	—	38,151	—	38,151
Asset based finance	—	—	5,852	5,852
Equity/Other	1,427	—	2,797	4,224

Total investments	$1,427	$120,207	$65,848	$187,482

	December 31, 2017
Description	Level 1	Level 2	Level 3	Total
Senior debt	$—	$101,066	$32,025	$133,091
Subordinated debt	—	23,970	—	23,970
Asset based finance	—	—	2,682	2,682
Equity/Other	1,354	—	2,814	4,168

Total investments	$1,354	$125,036	$37,521	$163,911

In addition, the Company had foreign currency forward contracts, as described in Note 4. “Derivative Instruments,” which were categorized as Level 2 in the fair value hierarchy as of September 30, 2018 and December 31, 2017.

Corporate Capital Trust II

Notes to Unaudited Condensed Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Fair Value of Financial Instruments (continued)

There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2018 and the year ended December 31, 2017. The carrying value of cash is classified as Level 1 with respect to the fair value hierarchy. At September 30, 2018, the Company held 54 distinct investment positions classified as Level 3, representing an aggregate fair value of $65,848 or 35.1% of the total investment portfolio. At December 31, 2017, the Company held 21 distinct investment positions classified as Level 3, representing an aggregate fair value of $37,521 or 22.9% of the total investment portfolio. The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of September 30, 2018 and December 31, 2017 were as follows:

As of September 30, 2018
Asset Group	Fair Value(1)	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(2)	Impact to Valuation from an Increase in Input(3)
Senior Debt	$ 53,103	Discounted Cash Flow	Discount Rate	7.84% - 13.71% (10.35%)	Decrease
	4,096	Cost	Cost	N/A	N/A
Asset Based Finance	1,391	Discounted Cash Flow	Discount Rate	10.70% (10.70%)	Decrease
	4,461	Cost	Cost	N/A	N/A
Equity/Other	2,703	Discounted Cash Flow	Discount Rate	15.15% (15.15%)	Decrease
	94	Market Comparables	Illiquidity Discount	10.00% (10.00%)	Decrease

Total	$ 65,848

As of December 31, 2017
Asset Group	Fair Value(1)	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(2)	Impact to Valuation from an Increase in Input(3)
Senior Debt	$ 32,025	Discounted Cash Flow	Discount Rate	7.52% - 12.32% (9.87%)	Decrease
Asset Based Finance	2,682	Discounted Cash Flow	Discount Rate	17.79% (17.79%)	Decrease
Equity/Other	2,756	Discounted Cash Flow	Discount Rate	13.81% - 17.79% (15.77%)	Decrease
	58	Discounted Cash Flow	Discount Rate	11.02% (11.02%)	Decrease
		Market Comparables	EBITDA Multiple	9.26x - 10.32x (9.79x)	Increase
			Illiquidity Discount	10.00% (10.00%)	Decrease

Total	$ 37,521

(1)	Certain investments may be valued at cost for a period of time after an acquisition as the best indicator of fair value.

(2)	Weighted average amounts are based on the estimated fair values.

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

Corporate Capital Trust II

Notes to Unaudited Condensed Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Fair Value of Financial Instruments (continued)

The preceding tables represent the significant unobservable inputs as they relate to the Company’s determination of fair values for the majority of its investments categorized within Level 3 as of September 30, 2018 and December 31, 2017. In addition to the techniques and inputs noted in the table above, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the fair value estimates for the Company’s investments. Any significant increases or decreases in the unobservable inputs would result in significant increases or decreases in the fair value of the Company’s investments.

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

The following tables provide reconciliations for the nine months ended September 30, 2018 and the year ended December 31, 2017 of investments for which Level 3 inputs were used in determining fair value:

	Nine Months Ended September 30, 2018
	Senior Debt	Asset Based Finance	Equity/Other	Total
Fair value at beginning of period	$32,025	$2,682	$2,814	$37,521
Additions(1)	27,499	4,462	—	31,961
Paid-in-kind interest	75	—	—	75
Net realized gains (losses)(2)	(6)	—	—	(6)
Net change in unrealized appreciation (depreciation)(3)	(391)	(126)	(17)	(534)
Sales or repayments(4)	(2,116)	(1,166)	—	(3,282)
Net discount accretion	113	—	—	113

Fair value at end of period	$57,199	$5,852	$2,797	$65,848

Change in net unrealized appreciation (depreciation) in investments still held at the reporting date(3)	$(381)	$(126)	$(17)	$(524)

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

No securities were transferred into or out of the Level 3 hierarchy during the nine months ended September 30, 2018. All realized and unrealized gains and losses are included in earnings and are reported as separate line items within the Company’s unaudited condensed statements of operations.

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

A subordinated incentive fee on income is payable to the Joint Advisor each calendar quarter if the Company’s pre-incentive fee net investment fee income (as defined in the Joint Advisor Investment Advisory Agreement and approved by the Company’s board of trustees) exceeds the 1.75% quarterly preference return to the Company’s shareholders (the ratio of pre-incentive fee net investment income divided by average adjusted capital).

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

The Company did not incur any subordinated incentive fee on income under the Investment Advisory Agreements during the nine months ended September 30, 2018 and 2017. The Company had accrued $200 of incentive fees payable on capital gains under the Investment Advisory Agreements as of September 30, 2018.

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

On April 30, 2018, the Company terminated its Offering and in conjunction therewith, the Former Advisors agreed to permanently waive their rights to receive reimbursement of approximately $5,000 of organization and offering expenses that they had incurred on the Company’s behalf. As such, as of September 30, 2018, the Company had no contingent obligations to reimburse its Former Advisors for organization and offering expenses.

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

On November 14, 2018, the Joint Advisor announced that for any calendar month ending on or prior to September 30, 2019 it will defer the receipt of base management fees under the Joint Advisor Investment Advisory Agreement if, and to the extent that, the Company’s distributions paid to the Company’s shareholders in the calendar month exceeds the sum of the Company’s investment company taxable income (as defined in Section 852 of the Internal Revenue Code of 1986, as amended, or the Code), net capital gains (as defined in Section 1222 of the Code) and dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent such amounts were not included in net investment company taxable income or net capital gains) in the calendar month, or collectively, the Company’s distributable funds on a tax basis. The Joint Advisor will only receive any deferred fees in a future calendar month if, and to the extent that, the Company’s distributable funds on a tax basis in the future calendar month exceeds the Company’s distributions paid to the Company’s shareholders in such month. In light of this commitment by the Joint Advisor, the Joint Advisor Expense Support Agreement was terminated on November 14, 2018. The Company’s conditional obligation to reimburse the Joint Advisor pursuant to the terms of the Joint Advisor Expense Support Agreement survived the termination of such agreement. Prior to September 30, 2019, the Joint Advisor will evaluate whether to extend this commitment to future periods.

Corporate Capital Trust II

Notes to Unaudited Condensed Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Related Party Transactions (continued)

Related party fees and expenses incurred on behalf of the Company during the three and nine months ended September 30, 2018 and 2017 are summarized below:

		Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Source Agreement & Description	2018	2017	2018	2017
CNL Securities Corp.	Former Managing Dealer Agreement:
	Up-front selling commissions and dealer manager fees	$—	$653	$61	$2,560
	Distribution and shareholder servicing fees	$—	$252	$376	$687
KKR	Former Investment Sub-Advisory Agreement:
	Investment expenses reimbursement(2)	$33	$7	$71	$14
FS/KKR Advisor	Joint Advisor Investment Advisory Agreement:
CNL and KKR	Former Investment Advisory Agreement:
	Base management fees (investment advisory fees)(1)	$724	$629	$2,295	$1,520
	Incentive fee on capital gains(3)	$185	$109	$(79)	$136
	Organization and offering expense reimbursement	$—	$208	$20	$296
FS/KKR Advisor	Joint Advisor Administrative Services Agreement:
CNL	Former Administrative Services Agreement:
	Administrative and compliance services(1)	$(37)	$178	$289	$476
FS/KKR Advisor	Joint Advisor Expense Support Agreement:
CNL and KKR	Former Expense Support Agreement:
	Expense support provided	$(44)	$(606)	$(625)	$(1,866)

(1)	Expenses subject to expense support.

(2)

Includes reimbursement of fees related to transactional expenses for prospective investments, including fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. Broken deal costs were approximately $16 and $12 for the nine months ended September 30, 2018 and 2017, respectively.

(3)

Incentive fees on capital gains are included in performance-based incentive fees in the unaudited condensed statements of operations. The following table provides additional details for the incentive fee on capital gains for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
Incentive Fee on Capital Gains	2018	2017	2018	2017
Accrued incentive fee at beginning of period	$15	$194	$279	$167
Incentive fee on capital gains during the period	185	109	(79)	136
Less: Incentive fee on capital gains paid to the Advisors during the period	—	—	—	—

Accrued incentive fee at end of period	200	303	200	303
Less: Accrued incentive fee on capital gains attributable to unrealized gains at end of period	(200)	(303)	(200)	(303)

Incentive fee on capital gains earned by and payable to the Advisors at end of period	$—	$—	$—	$—

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

The following table presents amounts payable to Advisors as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Receivable from Advisors:
Expense support	$44	$492

Total receivable from Advisors	44	492

Payable to Advisors:
Base management fees (investment advisory fees)	724	556
Operating expense reimbursement	76	146
Offering expense reimbursement	—	77

Total payable to Advisors	800	779

Net due (to) from Advisors	$(756)	$(287)

Note 7. Distributions

The Company currently intends to declare regular cash distributions on a monthly basis and pay such distributions on a monthly basis. On July 31, 2018, the Company’s board of trustees declared regular weekly cash distributions for September through October 2018, each in the amount of $0.011250 per share. These distributions have been recorded weekly and paid monthly to shareholders of record as of monthly record dates previously determined by the Company’s board of trustees. On October 26, 2018, the Company’s board of trustees declared regular monthly cash distributions for November through December 2018, each in the amount of $0.04875 per share. These distributions will be paid monthly to shareholders of record as of monthly record dates previously determined by the Company’s board of trustees. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of trustees.

The total and the sources of declared distributions on a GAAP basis for the nine months ended September 30, 2018 and 2017 are presented in the tables below:

	Nine Months Ended September 30,
	2018			2017
	Per Share	Amount	Allocation	Per Share	Amount	Allocation
Net investment income	$0.41	$5,176	92.7%	$0.28	$2,555	63.5%
Net realized gains	0.02	300	5.4%	0.04	367	9.1%
Distributions in excess of net investment income	0.01	107	1.9%	0.12	1,099	27.4%

Total Declared Distributions	$0.44	$5,583	100.0%	$0.44	$4,021	100.0%

Corporate Capital Trust II

Notes to Unaudited Condensed Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Distributions (continued)

Net investment income includes Expense Support Payments of $625 and $1,866 which supported distributions of $5,583 and $4,021 during the nine months ended September 30, 2018 and 2017, respectively. Sources of distributions, other than net investment income and realized gains on a GAAP basis, include (i) the ordinary income component of prior year tax basis undistributed earnings and (ii) required adjustments to GAAP net investment income and realized gains in the current period to determine taxable income available for distributions.

The following table summarizes the primary sources of differences between (i) GAAP net investment income and realized gains and (ii) taxable income available for distributions that contribute to tax-related distributions in excess of net investment income for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
Ordinary income component of tax basis undistributed earnings	$580	$223
Unearned performance-based incentive fees on unrealized gains	(79)	136
Marked-to-market foreign currency forward contracts	112	—
Organization and offering expenses	10	296
Distribution and shareholder servicing fees	376	687

Total(1)	$999	$1,342

(1)	The above table does not represent all adjustments to calculate taxable income available for distributions.

For the nine months ended September 30, 2018, the tax-related sources of distributions of $999 were greater than the distributions in excess of net investment income of $107. As a result, the Company estimates that none of the distributions declared during the nine months ended September 30, 2018 would be classified as a tax basis return of capital. None of the distributions declared during the year ended December 31, 2017 were classified as a tax basis return of capital. As of September 30, 2018 and December 31, 2017, the Company had distributions in excess of net investment income of $480 and $373, respectively.

Note 8. Fee Income

Fee income, which is non-recurring, consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Fee Income	2018	2017	2018	2017
Capital structuring fees	$29	$332	$135	$332
Prepayment fees	—	—	84	—
Other	23	7	129	53

Total	$52	$339	$348	$385

Corporate Capital Trust II

Notes to Unaudited Condensed Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 9. Share Transactions

The following table summarizes the total shares issued and proceeds received in connection with the Company’s Offering for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018(1)		2017
	Shares	Amount	Shares	Amount
Gross proceeds	136,070	$1,331	5,599,058	$54,791
Up-front selling commissions and dealer manager fees	—	(61)	—	(2,560)

Net proceeds to company	136,070	1,270	5,599,058	52,231
Reinvestment of distributions	296,059	2,744	224,213	2,091

Net proceeds	432,129	$4,014	5,823,271	$54,322

Average net proceeds per share		$9.29		$9.33

(1)	The Company suspended its Offering to new investors effective January 10, 2018. However, the Company continues to issue new shares under its distribution reinvestment plan.

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

From inception through the suspension of the Company’s Offering on January 10, 2018, the Company raised gross proceeds of approximately $123.6 million (12.8 million shares) through its Offering, including approximately $3.4 million (0.4 million shares) through its distribution reinvestment plan. Following the suspension of its Offering, the Company has and will continue to issue shares pursuant to its distribution reinvestment plan. During the nine months ended September 30, 2018, the Company issued $2,744 (296,059 shares) through its distribution reinvestment plan. The Company terminated its Offering effective April 30, 2018 as described in Note 6. “Related Party Transactions.”

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

Corporate Capital Trust II

Notes to Unaudited Condensed Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 9. Share Transactions (continued)

The following table is a summary of the share repurchases completed during the nine months ended September 30, 2018:

Repurchase Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	No. of Shares Repurchased/ Total Offer	Price Paid Per Share
February 20, 2018	249,708	91,276	$840	37%	$9.20
July 2, 2018(1)	356,875	356,875	$3,298	100%	$9.24

(1)

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

On October 1, 2018, the Company repurchased approximately 197,598 shares (representing 65% of the common shares tendered for repurchase) at $9.08 per share for aggregate consideration totaling $1,794.

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

Under the Revolving Credit Facility, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities. The Company was in compliance with all covenants required by the Revolving Credit Facility as of September 30, 2018.

As of September 30, 2018 and December 31, 2017, the principal amount outstanding on the Revolving Credit Facility was approximately $75,471 and $53,000, respectively. Of the $75,471 principal outstanding as of September 30, 2018, approximately $387, $2,484 and $450 were denominated in Canadian dollars, Euros and British pound sterling, respectively. There were no borrowings denominated in foreign currencies as of December 31, 2017.

Corporate Capital Trust II

Notes to Unaudited Condensed Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Borrowings (continued)

The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the Revolving Credit Facility for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest expense	$943	$138	$2,226	$138
Unused commitment fees	6	165	44	165
Amortization of deferred financing costs	28	23	80	23

Total interest expense	$977	$326	$2,350	$326

Weighted average interest rate(1)	4.9%	4.1%	4.8%	4.1%
Average borrowings	$76,773	$13,321	$63,183	$4,489

(1)

Weighted average interest rates for the three and nine months ended September 30, 2018 include the effect of unused commitment fees. Weighted average interest rates for the three and nine months ended September 30, 2017 do not include the effect of unused commitment fees.

The weighted average effective interest rate and weighted average remaining years to maturity of the Company’s outstanding borrowings as of September 30, 2018 were approximately 5.0% and 1.8 years, respectively. As of September 30, 2018, the asset coverage per unit was 2.53. Asset coverage per unit is the ratio of the carrying value of the Company’s total assets available to cover senior securities, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

Corporate Capital Trust II

Notes to Unaudited Condensed Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 11. Commitments and Contingencies

Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s unaudited condensed statements of assets and liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of September 30, 2018, the Company’s unfunded commitments consisted of the following:

Category / Portfolio Company	Cost
Unfunded Term Loan Commitments:
Access CIG, LLC	$11
Berner Food & Beverage Inc.	2,623
Frontline Technologies Group, LLC	878
GC Agile Intermediate Holdings Limited (GBR)	86
GC Agile Intermediate Holdings Limited (GBR)	284
Harrison Gypsum, LLC	260
ID Verde (FRA)(1)	333
Patriot Well Solutions LLC	334
Revere Superior Holdings, Inc.	382
Wheels Up Partners, LLC	827
Unfunded Revolving Loan Commitments:
Eagle Family Foods Group LLC	157
GC Agile Intermediate Holdings Limited (GBR)	237
Revere Superior Holdings, Inc.	129
SMART Global Holdings, Inc.	33
Unfunded Asset Based Finance Commitments:
KKR Zeno Aggregator, LP (IRE)	2,476
Neos SPV I (NLD)(1)	935
Unfunded Equity Commitments:
Polyconcept North America, Inc.	26

Total Unfunded Commitments	$10,011

(1) Local currency commitment amount is denominated in Euros. As of September 30, 2018, €1 equaled approximately US $1.16.

The Company funds its commitments as it receives funding notices from the portfolio companies. At September 30, 2018, the Company’s unfunded commitments have a net fair value of $(142).

On April 30, 2018, the Former Advisors agreed to permanently waive the Company’s obligation to reimburse the Former Advisors approximately $5,400 in expense support payments not previously reimbursed under the Former Expense Support Agreement and approximately $5,000 of organization and offering expenses that they had incurred on the Company’s behalf. As such, as of September 30, 2018, the Company had no contingent obligations to reimburse its Former Advisors for expense support and organization and offering expenses. See Note 6. “Related Party Transactions” for further detail of the agreements with the Former Advisors.

Corporate Capital Trust II

Notes to Unaudited Condensed Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 11. Commitments and Contingencies (continued)

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company had no such guarantees outstanding as of September 30, 2018.

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

Corporate Capital Trust II

Notes to Unaudited Condensed Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 12. Financial Highlights

The following is a schedule of financial highlights for one share of common stock during the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Period	$9.20	$9.26

Net investment income, before expense support(1)	0.36	0.08
Expense support(1)	0.05	0.20

Net investment income(1)	0.41	0.28
Net realized and unrealized gain (loss)(1)(2)	(0.03)	0.09

Net increase resulting from investment operations	0.38	0.37

Distributions from net investment income(3)	(0.41)	(0.28)
Distributions from net realized gains(3)	(0.02)	(0.04)
Distributions in excess of net investment income(3)(4)	(0.01)	(0.12)

Net decrease resulting from distributions to common shareholders	(0.44)	(0.44)

Issuance of common stock above net asset value(5)	0.00	0.04
Repurchases of common stock(6)	0.00	—

Net increase resulting from capital share transactions	0.00	0.04

Net Asset Value, End of Period	$9.14	$9.23

OPERATING PERFORMANCE PER SHARE
Total Investment Return–Net Asset Value(7)	4.16%	4.46%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$115,542	$108,555
Average net assets(8)	$116,916	$85,350
Average borrowings(8)	$63,183	$4,489
Shares outstanding, end of period	12,640,594	11,767,474
Weighted average shares outstanding	12,733,097	9,231,778

Ratios to average net assets:
Total operating expenses before expense support(8)	6.18%	5.71%
Total operating expenses after expense support(8)	5.64%	3.53%
Net investment income	4.43%	2.99%
Portfolio turnover rate	34%	60%

(1)	The per share data was derived by using the weighted average shares outstanding during the period.

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

(6)	The per share impact of the Company’s repurchase of common stock reflects a change in net asset value of less than $0.01 per share during the nine months ended September 30, 2018.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based on the unaudited condensed financial statements as of September 30, 2018 and December 31, 2017, and for the three and nine months ended September 30, 2018 and 2017. Amounts as of December 31, 2017 included in the unaudited condensed financial statements have been derived from the audited financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed financial statements and the notes thereto, as well as, the audited financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the period ended December 31, 2017. Capitalized terms used in this Item 2 have the same meaning as in the accompanying unaudited condensed financial statements in Item 1 unless otherwise defined herein. All amounts are in thousands, except share and per share amounts.

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

Concurrently with our entry into the Joint Advisor Investment Advisory Agreement and the Joint Advisor Administrative Services Agreement, on April 9, 2018, we entered into a new expense support and conditional reimbursement agreement with the Joint Advisor (the “Joint Advisor Expense Support Agreement”), which replaced the Fourth Amended and Restated Expense Support and Conditional Reimbursement Agreement, dated January 22, 2018, by and among us and the Former Advisors (the “Former Advisor Expense Support Agreement”). The Joint Advisor Expense Support Agreement, which was substantially similar to the Former Advisor Expense Support Agreement was terminated on November 14, 2018.

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

Our Common Stock Offering

In December 2017, in conjunction with approving changes to our advisory structure described above, our board of trustees announced that we would suspend our Offering to new investors and on January 10, 2018, we suspended our Offering. From inception through the suspension of our Offering, we raised gross proceeds of approximately $123.6 million (12.8 million shares) through our Offering, including approximately $3.4 million (0.4 million shares) through our distribution reinvestment plan. Following the suspension of our Offering, we have and will continue to issue shares pursuant to our distribution reinvestment plan. From the suspension of our Offering through September 30, 2018, we issued approximately $2.7 million (0.3 million shares) through our distribution reinvestment plan. We formally terminated our Offering effective April 30, 2018, as described above in “Overview—Changes to Advisory Structure and Other Agreements.”

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

Financial and Operating Highlights

The following tables present financial and operating highlights as of September 30, 2018 and December 31, 2017 and for the nine months ended September 30, 2018 and 2017:

	September 30, 2018	December 31, 2017
Total assets	$194,287	$175,079
Adjusted total assets (Total assets, net of payable for investments purchased)	$193,158	$170,859
Investments in portfolio companies	$187,482	$163,911
Borrowings	$75,471	$53,000
Net assets	$115,542	$116,471
Net asset value per share	$9.14	$9.20

	Nine Months Ended September 30,
Activity	2018	2017
Average net assets	$116,916	$85,350
Average borrowings under credit facility	$63,183	$4,489
Purchases of investments	$82,627	$145,853
Sales, principal payments and other exits	$59,405	$54,985
Net investment income	$5,176	$2,555
Net realized gains (losses) on investments, foreign currency forward contracts and foreign currency transactions	$300	$367
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	$(698)	$315
Net increase in net assets resulting from operations	$4,778	$3,237
Total distributions declared	$5,583	$4,021
Net investment income before unearned incentive fees per share	$0.40	$0.29
Net investment income per share	$0.41	$0.28
Earnings per share	$0.38	$0.35
Distributions declared per share outstanding for the entire period	$0.44	$0.44

	Nine Months Ended September 30,
Summary of Common Stock Offering	2018	2017
Gross proceeds, excluding reinvestment of distributions	$1,331	$54,791
Net proceeds to Company, excluding reinvestments of distributions	$1,270	$52,231
Reinvestment of distributions	$2,744	$2,091
Average net proceeds per share	$9.29	$9.33
Shares issued in connection with Offering, excluding reinvestments of distributions	136,070	5,599,058
Shares issued in connection with reinvestment of distributions	296,059	224,213

Business Environment

Our focus is on Originated Strategy investments because they offer an illiquidity premium over broadly syndicated investments and often have better structures and therefore have attractive risk-adjusted returns today. As of September 30, 2018, 35.1% of total investments at fair market value were in Originated Strategy investments. An additional focus is on senior secured investments, which represented 74.3% of the portfolio and also floating rate investments, which comprised 72.6% of the portfolio as of September 30, 2018. We believe that our investment strategy, and as a closed-ended business development company, offers a route for investors to access these risk adjusted returns over the long-term without being subject to the technical pressures of more broadly syndicated or traded assets.

We believe this has been evident over the first nine months of 2018 as the more broadly syndicated, traditional sub-investment grade credit asset classes exhibited volatility due to fears of a global trade war and a move to quantitative tightening by central banks. For example, during the first six months of 2018, the high yield index returned just 0.08% but during the three months ended September 30, 2018 the same index returned 2.4%. Floating rate loans, which have been less impacted by the more hawkish central banks stance, returned 1.8% and 4.0% during the three and nine months ended September 30, 2018, respectively.

Portfolio and Investment Activity

Portfolio Investment Activity for the three and nine months ended September 30, 2018 and 2017

The following tables summarize our investment activity as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017:

	Investment Portfolio
	September 30, 2018	December 31, 2017
Total fair value	$187,482	$163,911
Number of portfolio companies	98	82
Number of debt investments	133	94
Number of equity/other investments	6	4
Weighted average annual yield of debt investments(1)	8.8%	8.6%

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

	Investment Portfolio Activity Summary
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Purchases of investments:
Senior secured loans—first lien	$2,575	$35,344	$38,705	$88,341
Senior secured loans—second lien	4,624	9,364	11,792	23,067
Senior secured bonds	—	3,541	7,934	3,541
Subordinated debt	1,008	15,915	19,734	28,116
Asset based finance	2,936	—	4,462	—
Equity/Other	—	—	—	2,788

Total	$11,143	$64,164	$82,627	$145,853

Sales, principal payments and other exits:
Senior secured loans—first lien	$8,105	$10,453	$40,389	$36,841
Senior secured loans—second lien	2,178	2,934	10,446	9,825
Senior secured bonds	68	—	2,010	—
Subordinated debt	556	1,598	5,394	8,319
Asset based finance	1,166	—	1,166	—

Total	$12,073	$14,985	$59,405	$54,985

Portfolio Company Additions	5	20	57	36
Portfolio Company Exits	(9)	(5)	(42)	(20)
Debt Investment Additions	7	26	88	56
Debt Investment Exits	(11)	(14)	(64)	(35)

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

The following summarizes our investment activity associated with our investment focus on new originated debt investments during the nine months ended September 30, 2018 and the status of originated investments held in the Investment Portfolio as of September 30, 2018:

Directly Originated Transactions Activity	Nine Months Ended September 30, 2018
Number of investments, by issuer	22
Total amount of investments, at cost(1)	$29,516
Percentage of total investment activity	35.7%
Fee income recognized in connection with directly originated investments	$149

Directly Originated Transactions Investment Summary	September 30, 2018
Total investments, at fair value	$65,848
Percentage of total investment portfolio, at fair value	35.1%
Weighted average annual yield of debt investments(2)(3)	9.6%

(1)	The total amount of investments, at cost, includes new issuers during the reporting periods and any follow-on investments from existing issuers.

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

(3)

The weighted average annual yield of originated debt investments is higher than what our investors will realize because it does not reflect the impact of leverage, fund expenses or any sales load. Total investment return–net asset value was 4.2% for the nine months ended September 30, 2018, as compared to 4.5% for the nine months ended September 30, 2017. See Note 12. “Financial Highlights” in our unaudited condensed financial statements for information on how such returns were calculated.

The changes in the fair value of our investment portfolio are directly related to (i) the changes in their cost basis as a result of incremental purchases and (ii) the changes in fair value for assets held at the beginning and end of the period. The net change in unrealized depreciation for the nine months ended September 30, 2018 was $1,007. See “Results of Operations—Net Change in Unrealized Appreciation or Depreciation” below for further details relating to the changes.

	September 30, 2018		December 31, 2017
Asset Category	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior debt
Senior secured loans—first lien	$93,233	$92,646	$93,789	$93,689
Senior secured loans—second lien	34,437	34,402	32,887	33,342
Senior secured bonds	12,004	12,207	6,018	6,060

Total senior debt	$139,674	$139,255	$132,694	$133,091
Subordinated debt	37,817	38,151	23,515	23,970
Asset based finance	5,985	5,852	2,689	2,682
Equity/Other	4,078	4,224	4,078	4,168

Total	$187,554	$187,482	$162,976	$163,911

The weighted average yield on debt investments at amortized cost held in our investment portfolio as of September 30, 2018 and December 31, 2017 were as follows:

Asset Category	September 30, 2018	December 31, 2017
Senior debt(1)
Senior secured loans—first lien	8.6%	8.4%
Senior secured loans—second lien	10.6%	10.0%
Senior secured bonds	7.3%	7.4%
Subordinated debt(1)	7.9%	7.6%

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

The following table presents a summary of interest rate and maturity statistics for the debt investments, based on par value, in our investment portfolio as of September 30, 2018 and December 31, 2017:

Floating interest rate debt investments:	September 30, 2018	December 31, 2017
Percent of debt portfolio	72.6%	81.7%
Percent of floating rate debt investments with interest rate floors	87.7%	99.5%
Weighted average interest rate floor	1.0%	1.0%
Weighted average coupon spread to base rate	635 bps	612 bps
Weighted average years to maturity	4.8	5.0
Fixed interest rate debt investments:
Percent of debt portfolio	27.4%	18.3%
Weighted average coupon rate	8.2%	7.9%
Weighted average years to maturity	5.6	6.0

All of our floating interest rate debt investments have base rate reset frequencies of less than twelve months with the majority resetting at least quarterly. USD three-month LIBOR, the most prevalent index employed among our floating interest rate debt investments, ranged between 1.69% and 2.40%, and 1.00% and 1.33% during the nine months ended September 30, 2018 and 2017, respectively, and was 2.40% and 1.69% on September 30, 2018 and December 31, 2017, respectively. Base rate resets for floating interest rate investments will only result in interest income increases when the reset base interest rate exceeds the associated interest rate floor.

Our weighted average annual yield on debt investments was 8.8%, as based on amortized cost, as of September 30, 2018, as compared to 8.6% as of December 31, 2017. The weighted average yield on debt investments is higher than what our investors will realize because it does not reflect our expenses or any sales load. Total investment return–net asset value was 4.2% for the nine months ended September 30, 2018, as compared to 4.5% for the nine months ended September 30, 2017. See Note 12. “Financial Highlights” in our unaudited condensed financial statements for information on how such returns were calculated.

The following table shows the credit ratings of the investments in our investment portfolio, based upon the rating scale of Standard & Poor’s Ratings Services, as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
Standard & Poor’s Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
BB+	$7	0.0%	$—	—%
BB	203	0.1%	—	—%
BB-	2,721	1.5%	4,227	2.6%
B+	1,283	0.7%	5,251	3.2%
B	23,889	12.7%	38,142	23.3%
B-	33,911	18.1%	30,787	18.8%
CC	1,968	1.0%	—	—%
CCC+	36,247	19.3%	32,582	19.9%
CCC	16,773	9.0%	14,501	8.8%
CCC-	5,264	2.8%	838	0.5%
Not Rated	65,216	34.8%	37,583	22.9%

Total	$187,482	100.0%	$163,911	100.0%

As of September 30, 2018, we had two debt investments (both originated investments) held in our investment portfolio with par values of €1.2 million and $1.2 million, respectively, that featured a PIK interest provision for some or all of the portfolio company’s interest payment obligation. As of September 30, 2018, both of our investments had active PIK elections. There was $75 of PIK interest income activity for the nine months ended September 30, 2018. As of December 31, 2017, we did not have any debt investments which featured PIK interest provisions. There was no PIK interest income activity for the nine months ended September 30, 2017.

The following table presents a summary of our investment portfolio arranged by industry classifications of the portfolio companies as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$1,013	0.5%	$—	—%
Capital Goods	41,170	22.0%	24,454	14.9%
Commercial & Professional Services	7,279	3.9%	9,573	5.9%
Consumer Durables & Apparel	2,105	1.1%	1,030	0.6%
Consumer Services	13,063	7.0%	9,140	5.6%
Diversified Financials	1,516	0.8%	2,683	1.6%
Energy	2,952	1.6%	—	—%
Food & Staples Retailing	736	0.4%	1,129	0.7%
Food, Beverage & Tobacco	4,846	2.6%	173	0.1%
Health Care Equipment & Services	14,676	7.8%	9,258	5.7%
Insurance	3,903	2.1%	1,291	0.8%
Materials	20,957	11.2%	24,161	14.8%
Media	11,144	5.9%	7,662	4.7%
Pharmaceuticals, Biotechnology & Life Sciences	1,497	0.8%	1,674	1.0%
Retailing	15,011	8.0%	20,890	12.7%
Semiconductors & Semiconductor Equipment	3,281	1.8%	3,325	2.0%
Software & Services	33,458	17.8%	35,940	21.9%
Technology Hardware & Equipment	824	0.4%	1,362	0.8%
Telecommunication Services	487	0.3%	—	—%
Transportation	7,564	4.0%	10,166	6.2%

Total	$187,482	100.0%	$163,911	100.0%

All investments held at September 30, 2018 were denominated in U.S. dollars except for six investments, which were denominated in Canadian dollars, Euros and British pound sterling and represented 4.1% of the investment portfolio. All investments held at December 31, 2017 were denominated in U.S. dollars except for one investment, which was denominated in Canadian dollars and represented 2.7% of the investment portfolio.

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

Our capital resources and liquidity are primarily derived from (i) cash flows from operations, including sales and repayments, (ii) our distribution reinvestment plan, (iii) borrowings under our credit facility and (iv) prior to the suspension of our Offering on January 10, 2018, from equity capital proceeds from our Offering. Our primary uses of funds include (i) investments in portfolio companies, (ii) distributions to our shareholders, (iii) repurchases under our share repurchase program, (iv) interest payments on borrowings under our credit facility and (v) operating expenses. We expect to use proceeds from the sales and repayments of our investment portfolio and proceeds from borrowings under our credit facility to finance our investment activities at our discretion.

Liquidity

As of September 30, 2018, we had approximately $3,122 in cash and foreign currency.

We raised approximately $4,014 and $54,322 (432,129 and 5,823,271 shares of common stock), including dividends reinvested of $2,744 and $2,091 (296,059 and 224,213 shares of common stock) during the nine months ended September 30, 2018 and 2017, respectively. Distributions reinvested in the Company as a percentage of total distributions declared and distributions reinvested for the nine months ended September 30, 2018 and 2017 was 49% and 52%, respectively. In addition, proceeds from sales of investments and principal payments totaled $59,405 and $54,985, during the nine months ended September 30, 2018 and 2017, respectively. Based on the aggregate principal amount and the collateral in place, we could borrow an additional $6,529 under our Revolving Credit Facility as of September 30, 2018.

From January 2018 through the suspension of our Offering on January 10, 2018, we received additional net proceeds of approximately $1,270 (136,070 shares of common stock) from our Offering. Following the suspension of our Offering, we have and will continue to issue shares pursuant to our distribution reinvestment plan. From the suspension of our Offering through September 30, 2018, we had issued approximately $2,744 (296,059 shares of common stock) through our distribution reinvestment plan. During the period from October 1, 2018 to November 9, 2018, we issued an additional $334 (36,887 shares of common stock) pursuant to our distribution reinvestment plan.

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

The Revolving Credit Facility also requires mandatory prepayment of interest and principal upon certain events during the term-out period commencing on the Revolver Termination Date. The stated borrowing rate under the Revolving Credit Facility is based on LIBOR or with respect to borrowings in foreign currencies on a base rate applicable to such currency borrowings plus an applicable spread of 2.75%, or on an “alternate base rate” (as defined in the Credit Agreement). The Revolving Credit Facility includes an “accordion” feature that allows us, under certain circumstances, to increase the size of the facility to a maximum of $200,000. Under the Revolving Credit Facility, we have made certain representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities. During the nine months ended September 30, 2018, we borrowed approximately $53,068 and repaid approximately $30,398 on our Revolving Credit Facility. We have and will continue to use proceeds from borrowings to make investments in portfolio companies.

Our total all-in cost of financing, including the amortization of fees and expenses, was 5.0% for the nine months ended September 30, 2018, as compared to 10.1% for the nine months ended September 30, 2017.

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

On October 1, 2018, we repurchased approximately 197,598 shares (representing 65% of the common shares tendered for repurchase) at $9.08 per share for aggregate consideration totaling $1,794.

Commitments and Contingencies

See Note 11. “Commitments and Contingencies” in our unaudited condensed financial statements for information on our commitments and contingencies as of September 30, 2018.

Distributions to Shareholders

We currently declare distributions monthly and pay distributions monthly to our shareholders in the form of cash. Shareholders may elect to reinvest their distributions as additional shares of our common stock under our distribution reinvestment plan. Dividends are taxable to our shareholders even if they are reinvested in additional shares of our common stock. The following table reflects the cash distributions per share and the total amount of distributions that we have declared on our common stock during the nine months ended September 30, 2018 and 2017:

Quarter Ended:	Per Share	Amount
March 31, 2018	$0.146250	$1,868
June 30, 2018	0.146250	1,876
September 30, 2018	0.146250	1,839

	$0.438750	$5,583

Quarter Ended:
March 31, 2017	$0.146250	$1,021
June 30, 2017	0.146250	1,394
September 30, 2017	0.146250	1,606

	$0.438750	$4,021

Approximately 49% and 52% of the distributions declared during the nine months ended September 30, 2018 and 2017, respectively, were reinvested in shares of our common stock by participants in our distribution reinvestment plan and the reinvested distributions represent an additional source of capital to us. See Note 7. “Distributions” in our unaudited condensed financial statements for additional disclosures on distributions.

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

On October 26, 2018, our board of trustees declared distributions for November through December 2018, which have been or will be recorded and paid monthly. Based on our regular monthly cash distribution amount of $0.04875 per share and our distribution reinvestment price of $9.14 as of September 30, 2018, the annualized distribution rate to shareholders as of September 30, 2018 was 6.4%. The annualized distribution rate should not be interpreted to be a measure of our current or future performance. It is anticipated that these distributions, in the aggregate, will be substantially supported by our taxable income and the sources of distributions will be disclosed in our regular financial reports.

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

Results of Operations

As of September 30, 2018, the fair value of our investment portfolio totaled $187,482. The majority of our investments at September 30, 2018 consisted of debt investments. See the section entitled “Portfolio and

Investment Activity” above for a discussion of the general terms and characteristics of our investments, and for information regarding investment activities during the nine months ended September 30, 2018 and 2017.

The following is a summary of our operating results for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total investment income	$4,245	$2,542	$11,772	$5,566
Net operating expenses(1)	2,507	1,543	6,596	3,011

Net investment income	1,738	999	5,176	2,555

Net realized gains	91	60	300	367
Net change in unrealized appreciation (depreciation)	831	487	(698)	315

Net increase (decrease) in net assets resulting from operations	$2,660	$1,546	$4,778	$3,237

(1)	Net of expense support of $44 and $606 for the three months ended September 30, 2018 and 2017, respectively, and $625 and $1,866 for the nine months ended September 30, 2018 and 2017, respectively.

Investment income

Investment income consisted of the following for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income	$4,173	$2,203	$11,377	$5,181
Fee income	52	339	348	385
Dividend and other income	20	—	47	—

Total investment income	$4,245	$2,542	$11,772	$5,566

As of September 30, 2018, our weighted average annual yield on our accruing debt investments was 8.8% based on amortized cost, as defined above in “Portfolio and Investment Activity.” The weighted average annual yield on debt investments is higher than what our investors will realize because it does not reflect our expenses or any sales load. As of September 30, 2018, approximately 72.6% of our debt investments had floating rate interest; therefore, changes in interest rates could have a material impact on our interest income in the future. The increase in interest income was due primarily to the growth of our portfolio of investments. Our fee income consists of transaction-based fees and is non-recurring.

See Item 3. “Quantitative and Qualitative Disclosures about Market Risk” for further information on the impact interest rate changes could have on our results of operations.

Operating expenses

Our operating expenses for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Investment advisory fees	$724	$629	$2,295	$1,520
Professional services	247	65	654	496
Administrative services	128	327	780	720
Custodian and accounting fees	84	89	253	243
Interest expense	977	326	2,350	326
Trustee fees and expenses	72	52	200	155
Insurance	41	42	122	123
Performance-based incentive fees	185	109	(79)	136
Distribution and shareholder servicing fees	—	252	376	687
Offering expense	—	91	20	91
Organization expenses	—	117	—	205
Other	93	50	250	175

Total operating expenses	2,551	2,149	7,221	4,877
Expense support	(44)	(606)	(625)	(1,866)

Net operating expenses	$2,507	$1,543	$6,596	$3,011

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

Net realized gains or losses

For the three and nine months ended September 30, 2018 and 2017, net realized gains (losses) consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net realized gains (losses) on:
Investments	$101	$57	$332	$361
Foreign currency forward contracts	—	—	(1)	—
Foreign currency transactions	(10)	3	(31)	6

Total net realized gains (losses)	$91	$60	$300	$367

Net change in unrealized appreciation or depreciation

For the three and nine months ended September 30, 2018 and 2017, net change in unrealized appreciation (depreciation) consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net change in unrealized appreciation (depreciation) on:
Investments	$875	$410	$(1,007)	$233
Foreign currency forward contracts	(71)	77	112	77
Foreign currency translation	27	—	197	5

Total net change in unrealized appreciation (depreciation)	$831	$487	$(698)	$315

For the three and nine months ended September 30, 2018 and 2017, net change in unrealized appreciation (depreciation) on investments consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net change in unrealized appreciation (depreciation) on investments:
Unrealized appreciation	$10	$646	$285	$1,048
Unrealized depreciation	865	(236)	(1,292)	(815)

Total net change in unrealized appreciation (depreciation)	$875	$410	$(1,007)	$233

Approximately 4.1% of our investment portfolio, measured at fair value, is denominated in foreign currencies. Such investments expose our portfolio to the risk that the value of the investments will be affected by changes in exchange rates between the currency in which the investments are denominated and the currency in which the investments are made. Our practice is to minimize these risks in certain cases by employing hedging techniques, including using foreign exchange forward contracts, to reduce exposure to changes in exchange rates when a meaningful amount of capital has been invested in foreign currencies. We do not, however, hedge our currency exposure in all currencies or all investments.

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

Net investment income and adjusted net investment income

Our net investment income totaled $1,738 ($0.14 per share) and $5,176 ($0.41 per share) for the three and nine months ended September 30, 2018, respectively. We accrue estimated performance-based incentive fees with respect to any net realized and unrealized appreciation in our investment portfolio. The performance-based incentive fees are treated as an operating expense and therefore are a deduction in calculating our net investment income on a GAAP basis. However, our net realized and unrealized appreciation on our investment portfolio that partly determines these fees are not included in net investment income. Therefore, in order to evaluate our net investment income without regard to realized and unrealized appreciation in our investment portfolio, including the impact of related accrued performance-based fees, we have developed a supplemental, non-GAAP measure, which we refer to as “adjusted net investment income,” which presents net investment income before the effects of unearned performance-based incentive fees. Adjusted net investment income is also impacted by the Expense Support Payments and reimbursements.

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

The following table presents a reconciliation of our net investment income to adjusted net investment income for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net investment income (GAAP)	$1,738	$999	$5,176	$2,555
Deduct: Expense support	(44)	(606)	(625)	(1,866)
Add: Estimated unearned performance-based incentive fees	185	109	(79)	136

Adjusted net investment income (non-GAAP)	$1,879	$502	$4,472	$825

Net investment income per share (GAAP)	$0.14	$0.09	$0.41	$0.28

Adjusted net investment income per share (non-GAAP)	$0.15	$0.05	$0.35	$0.09

Net Assets, Net Asset Value per Share, Annual Investment Return and Total Return Since Inception

Net assets decreased $929 and increased $53,538 during the nine months ended September 30, 2018 and 2017, respectively. During the nine months ended September 30, 2018, the decrease in net assets was attributable to distributions to shareholders of $5,583 and the decrease in capital transactions of $124. Our overall decrease in net assets for the nine months ended September 30, 2018 was partially offset by the increase in net assets resulting from operations of $4,778. During the nine months ended September 30, 2017, the increase in net assets was attributable to capital transactions of $54,322, including net proceeds from the issuance of shares of common stock, and the increase in net assets resulting from operations of $3,237. Our overall increase in net assets for the nine months ended September 30, 2017 was partially offset by distributions to shareholders of $4,021.

Our net asset value per share was $9.14 and $9.23 on September 30, 2018 and 2017, respectively. After considering (i) the overall changes in net asset value per share, (ii) distributions paid of approximately $0.44 and $0.44 per share during the nine months ended September 30, 2018 and 2017, respectively, and (iii) the assumed reinvestment of those distributions at 95.25% of the prevailing offering price per share, the total investment return–net asset value was 4.2% and 4.5% (not annualized) for shareholders who held our shares over the entire nine months ended September 30, 2018 and 2017, respectively.

Initial shareholders who subscribed to our initial offering in March 2016 with an initial investment of $10,000 and an initial purchase price equal to $9.45 per share (public offering price including all sales load and distribution and shareholder servicing fee) have seen the value of their investment grow by 13.90% (see chart below). Initial shareholders who subscribed to the initial offering in March 2016 with an initial investment of $10,000 and an initial purchase price equal to $9.00 per share (the initial public offering price excluding sales load and distribution and shareholder servicing fee) have registered a total investment return of 22.47% (see chart below). The S&P/LSTA Leveraged Loan Index, a primary measure of senior debt covering the U.S. leveraged loan market, which currently consists of approximately 1,100 credit facilities throughout numerous industries, and the Merrill Lynch US High Yield Master II Index, a primary measure of subordinated debt consisting of approximately 2,000 high yield corporate bonds, registered cumulative total returns of approximately 20.65% and 29.85%, respectively, in the period from March 1, 2016 to September 30, 2018.

Growth of $10,000 Initial Investment(1)

(1)	Cumulative performance: March 1, 2016 to September 30, 2018

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

The table below presents information on investments classified as Level 3 as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Fair value of investments classified as Level 3	$65,848	$37,521
Total fair value of investments	$187,482	$163,911
% of fair value classified as Level 3	35.1%	22.9%
Number of positions classified as Level 3	54	21
Total number of positions	139	98
% of positions classified as Level 3	38.8%	21.4%
Fair value of individual positions classified as Level 3:
Highest fair value	$4,654	$4,567
Lowest fair value	$30	$2
Average fair value	$1,341	$1,787

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of September 30, 2018 and December 31, 2017 are described in Note 5. “Fair Value of Financial Instruments” in our unaudited condensed financial statements, as well as the directional impact to the valuation from an increase in various unobservable inputs.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2018.

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

As of September 30, 2018, we had accrued an incentive fee on capital gains of $200. See Note 6. “Related Party Transactions” in our unaudited condensed financial statements and above in “Overview—Changes to Advisory Structure and Other Agreements” for an expanded discussion of the agreements with our Former Advisors until the termination of those agreements and the new agreements entered into with the Joint Advisor on April 9, 2018.

Unfunded Commitments

Unfunded commitments to provide funds to portfolio companies are not recorded on our statements of assets and liabilities. Because these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We intend to use cash flow from scheduled and early principal repayments, proceeds from borrowings and proceeds from sales of investments to fund these commitments. As of September 30, 2018, our unfunded commitments were as follows:

Category / Portfolio Company	Cost
Unfunded Term Loan Commitments:
Access CIG, LLC	$11
Berner Food & Beverage Inc.	2,623
Frontline Technologies Group, LLC	878
GC Agile Intermediate Holdings Limited (GBR)	86
GC Agile Intermediate Holdings Limited (GBR)	284
Harrison Gypsum, LLC	260
ID Verde (FRA)(1)	333
Patriot Well Solutions LLC	334
Revere Superior Holdings, Inc.	382
Wheels Up Partners, LLC	827
Unfunded Revolving Loan Commitments:
Eagle Family Foods Group LLC	157
GC Agile Intermediate Holdings Limited (GBR)	237
Revere Superior Holdings, Inc.	129
SMART Global Holdings, Inc.	33
Unfunded Asset Based Finance Commitments:
KKR Zeno Aggregator, LP (IRE)	2,476
Neos SPV I (NLD)(1)	935
Unfunded Equity Commitments:
Polyconcept North America, Inc.	26

Total Unfunded Commitments	$10,011

(1)	Local currency commitment amount is denominated in Euros. As of September 30, 2018, €1 equaled approximately U.S. $1.16.

We estimate we have sufficient liquidity in the form of cash on hand, borrowing capacity under our revolving credit facilities, scheduled and early principal repayments and proceeds from sales of investments to fund such unfunded commitments when the need arises.

Related Party Transactions

We have entered into agreements with our Joint Advisor, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Joint Advisor for investment and advisory services and reimbursement of administrative and operating costs. See Note 6. “Related Party Transactions” in our unaudited condensed financial statements and above in “Overview—Changes to Advisory Structure and Other Agreements” for an expanded discussion of the various related party transactions, agreements and fees.

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

As of September 30, 2018, approximately 72.6% of our portfolio of debt investments, or approximately $131,390 measured at par value, featured floating or variable interest rates. The variable interest rate debt investments usually provide for interest payments based on three-month LIBOR (the base rate) and typically have durations of three months after which the base rates are reset to then prevailing three-month LIBOR. As of September 30, 2018, 87.7% of our portfolio of variable interest rate debt investments, or approximately $115,268 measured at par value, featured minimum base rates, or base rate floors, and the weighted average base rate floor for such investments was 1.0%. Variable interest rate investments that feature a base rate floor generally reset to the then prevailing three-month LIBOR only if the reset base rate exceeds the base rate floor on the applicable interest rate reset date, in which cases we may benefit through an increase in interest income from such interest rate adjustments.

Based on the September 30, 2018 unaudited condensed statement of assets and liabilities, the following table shows the annual impact of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

	As of September 30, 2018
Basis Point Change	Interest Income	Interest Expense	Net Investment Income(1)
Down 50 basis points	$(614)	$376	$(238)
Up 50 basis points	$614	$(376)	$238
Up 100 basis points	$1,228	$(751)	$477
Up 150 basis points	$1,842	$(1,127)	$715
Up 200 basis points	$2,455	$(1,503)	$952

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

Approximately 27.4% of our debt investment portfolio was invested in fixed interest rate, high yield corporate debt investments as of September 30, 2018. Rising market interest rates will most likely lead to fair value declines for high yield corporate bonds and a decline in the net asset value of our common stock, while declining market interest rates will most likely lead to an increase in bond values.

As of September 30, 2018, 67.8% of our debt investments had prices that are generally available from third party pricing services. We consider these debt investments to be liquid since these types of assets are generally broadly syndicated and owned by a wide group of institutional investors, business development companies, mutual funds and other investment funds. Additionally, this group of assets is susceptible to revaluation, or changes in bid-ask values, in response to sudden changes in expected rates of return associated with these investments.

We have computed a duration of approximately 4.3 for this liquid/fixed subset of our total portfolio. This implies that a sudden increase in the market’s expected rate of return of 100 basis points for this subset of our Investment Portfolio may result in a reduction in fair value of approximately 4.3%, all other financial and market factors assuming to remain unchanged. A 4.3% decrease in the valuation of this Investment Portfolio subset equates to a decrease of $2,152, or a 1.9% decline in net assets relative to $9.14 net asset value per share as of September 30, 2018.

Foreign Currency Risk

From time to time, we may make investments that are denominated in a foreign currency that are subject to the effects of exchange rate movements between the foreign currency of each such investment and the U.S. dollar, which may affect future fair values and cash flows, as well as amounts translated into U.S. dollars for inclusion in our consolidated financial statements.

The table below presents the effect that a 10% immediate, unfavorable change in the foreign currency exchange rates (i.e. further strengthening U.S. Dollar) would have on the fair value of investments in our Investment Portfolio denominated in foreign currencies as of September 30, 2018, by foreign currency, all other valuation assumptions remaining constant. In addition, the table below presents the par value of our investments denominated in foreign currencies and the notional amount of foreign currency forward contracts in local currency in place as of September 30, 2018, to hedge against foreign currency risks.

	Debt Investments Denominated in Foreign Currencies					Hedges
Foreign Currency	Par Value in Local Currency		Par Value in U.S. Dollars	Fair Value	Reduction in Fair Value as of September 30, 2018 if 10% Adverse Change in Exchange Rate(1)	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Canadian Dollars	C$	5,942	$4,807	$4,654	$465	C$	5,690	$4,435
Euros		€2,151	2,564	2,451	245		€107	143

Total			$7,371	$7,105	$710			$4,578

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

As of September 30, 2018, the contractual notional balance of our foreign currency forward contracts were approximately €107 and C$5,690, all of which related to hedging of our foreign currency denominated debt investments. As of September 30, 2018, approximately $387, $2,484 and $450 of our outstanding borrowings on our Revolving Credit Facility were denominated in Canadian dollars, Euros and British pound sterling, respectively.

During the nine months ended September 30, 2018, our foreign currency transactions and foreign currency translation adjustment recorded in our unaudited condensed statement of operations resulted in net realized and unrealized losses of approximately $277. Our foreign currency forward contracts, employed for hedging purposes, generated net unrealized gains of approximately $208 during the nine months ended September 30, 2018. We do not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in fair values of investments held; therefore, the fluctuations related to foreign exchange rate conversion are included with the net realized gain (loss) and unrealized appreciation (depreciation) on investments. See “Results of Operations—Net Change in Unrealized Appreciation or Depreciation” for additional information on the foreign currency exchange changes.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.

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

On November 14, 2018, the Joint Advisor announced that for any calendar month ending on or prior to September 30, 2019 it will defer the receipt of base management fees under the Joint Advisor Investment Advisory Agreement if, and to the extent that, the Company’s distributions paid to the Company’s shareholders in the calendar month exceeds the sum of the Company’s investment company taxable income (as defined in Section 852 of the Code), net capital gains (as defined in Section 1222 of the Code) and dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent such amounts were not included in net investment company taxable income or net capital gains) in the calendar month, or collectively, the Company’s distributable funds on a tax basis. The Joint Advisor will only receive any deferred fees in a future calendar month if, and to the extent that, the Company’s distributable funds on a tax basis in the future calendar month exceeds the Company’s distributions paid to the Company’s shareholders in such month. Prior to September 30, 2019, the Joint Advisor will evaluate whether to extend this commitment to future periods. In light of this commitment by the Joint Advisor, the Joint Advisor Expense Support Agreement was terminated on November 14, 2018. The Company’s conditional obligation to reimburse the Joint Advisor pursuant to the terms of the Joint Advisor Expense Support Agreement survived the termination of such agreement. No early termination penalties will be incurred by the Company in light of the termination of the Joint Advisor Expense Support Agreement. See Note 6 – Related Party Transactions – Expense Support Agreements in our unaudited consolidated financial statements included herein for a description of the material terms and conditions of the Joint Advisor Expense Support Agreement.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2018.

CORPORATE CAPITAL TRUST II

By:	/s/ Michael C. Forman

Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ William Goebel

William Goebel Chief Financial Officer (Principal Financial and Accounting Officer)