Form 10-K
period 2018-12-31
Corporate Capital Trust II
filed 2019-03-21
CIK 1617896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

Registrant’s telephone number, including area code: (215) 495-1150

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

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

There is no established market for the registrant’s shares of common stock. The registrant closed the public offering of its shares of common stock in April 2018. The last offering price at which the registrant issued shares in its public offering was $9.80 per share. Since the registrant closed its public offering, it has continued to issue shares pursuant to its distribution reinvestment plan. The most recent price at which the registrant has issued shares pursuant to the distribution reinvestment plan was $8.54 per share.

There were 12,320,120 shares of the registrant’s common stock outstanding as of March 12, 2019.

CORPORATE CAPITAL TRUST II

FORM 10-K FOR THE FISCAL YEAR

ENDED DECEMBER 31, 2018

PART I

Many of the amounts and percentages presented in Part I have been rounded for convenience of presentation, and all dollar amounts, excluding share and per share amounts, are presented in thousands unless otherwise noted.

Item 1.	Business.

General

Corporate Capital Trust II (the “Company”), which may also be referred to as “we,” “us” or “our,” was formed as a Delaware statutory trust on August 12, 2014 and formally commenced investment operations on March 1, 2016. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended (the “1940 Act”). As such, we are required to comply with certain regulatory requirements. In addition, we have elected to be taxed as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986 (as amended, the “Code”) and operated in a manner as to qualify for tax treatments applicable to RICs. As of December 31, 2018, we had total assets of approximately $183,823.

We are managed by FS/KKR Advisor, LLC, or the Advisor, a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act, which oversees the management of our operations and is responsible for making investment decisions with respect to our portfolio.

Through April 8, 2018, we were managed by CNL Fund Advisors II, LLC (“CNL”) and KKR Credit Advisors (US) LLC (“KKR”), (together, our “Former Advisors”) under the Former Investment Advisory Agreement, as defined and further described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Changes to Advisory Structure and Other Agreements.” On April 9, 2018, we entered into a new investment advisory agreement (the “Investment Advisory Agreement”) with FS/KKR Advisor, LLC. The Investment Advisory Agreement replaced the Former Investment Advisory Agreement with KKR and CNL, as defined and further described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Changes to Advisory Structure and Other Agreements.”

Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. We seek to meet our investment objectives by:

•	utilizing the experience and expertise of the management team of the Advisor;

•	employing a defensive investment approach focused on long-term credit performance and principal protection;

•

focusing primarily on debt investments in a broad array of private U.S. companies, including middle market companies, which we define as companies with annual earnings before interest, taxes, depreciation and amortization, or EBITDA, of $25 million to $100 million at the time of investment. In many market environments, we believe such a focus offers an opportunity for superior risk adjusted returns;

•	investing primarily in established, stable enterprises with positive cash flows; and

•

maintaining rigorous portfolio monitoring, in an attempt to anticipate and pre-empt negative credit events within our portfolio, such as an event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company.

Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies.

Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter,” or OTC, market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in our target companies, generally in conjunction with one of our debt investments, including through the restructuring of such investments, or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, structured products, other debt securities and derivatives, including total return swaps and credit default swaps. The Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or otherwise make opportunistic investments, such as where the market price of loans, bonds or other securities reflects a lower value than deemed warranted by the Advisor’s fundamental analysis, which may occur due to general dislocations in the markets, a misunderstanding by the market of a particular company or an industry being out of favor with the broader investment community and may include event driven investments, anchor orders and structured products.

The senior secured loans, second lien secured loans and senior secured bonds in which we invest generally have stated terms of three to seven years and subordinated debt investments that we make generally have stated terms of up to ten years, but the expected average life of such securities is generally between three and seven years. However, there is no limit on the maturity or duration of any security in our portfolio. Our debt investments may be rated by a nationally recognized statistical rating organization, or NRSRO, and, in such case, generally will carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investors Service, Inc., or Moody’s, or lower than “BBB-” by Standard & Poor’s Ratings Services, or S&P). We also invest in non-rated debt securities.

To seek to enhance our returns, we employ leverage as market conditions permit and at the discretion of the Advisor, but in no event will leverage employed exceed the maximum amount permitted by the 1940 Act. With certain limited exceptions, we are only allowed to borrow amounts or issue debt securities if our asset coverage, as calculated pursuant to the 1940 Act, equals at least 200% immediately after such borrowing. The minimum asset coverage requirement applicable to BDCs under the 1940 Act, however, is currently 150% provided that certain disclosure, approval and other requirements are met.

As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the U.S. Securities and Exchange Commission, or the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. In an order dated April 3, 2018 (“the SEC Exemptive Order”), the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by the Advisor or KKR Credit Advisors (US) LLC, or KKR Credit, with our co-investment affiliates. The SEC Exemptive Order extended the co-investment exemptive order previously granted by the SEC to us in June 2017. We believe this relief enhances our ability to further our investment objectives and strategy. We believe this relief may also increase favorable investment opportunities for us, in part, by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us if such relief had not been obtained.

While a BDC may list its shares for trading in the public markets, we have currently elected not to do so. We believe that a non-traded structure is generally more appropriate for the long-term nature of the assets in which we invest. This structure allows us to operate with a long-term view, similar to that of other types of private investment funds, instead of managing to quarterly market expectations. Furthermore, while our distribution reinvestment and share repurchase prices are subject to adjustment in accordance with the 1940 Act and our pricing policy, because our shares of common stock are not currently listed on a national securities exchange, our stockholders are not subject to the daily share price volatility associated with the public markets. However, the net asset value of our shares of common stock may still be volatile.

For information regarding our share repurchase program, distributions and our distribution reinvestment plan, including certain related tax considerations, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Repurchase Program and Distributions” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—RIC Status and Distributions.”

About the Advisor

The Advisor is a Delaware limited liability company, located at 201 Rouse Boulevard, Philadelphia, PA 19112, registered as an investment adviser with the SEC under the Advisers Act. The Advisor is a partnership between an affiliate of Franklin Square Holdings, L.P. (which does business as FS Investments), or FS Investments, and KKR Credit. Our chief executive officer, Michael C. Forman, serves as the Advisor’s chairman and chief executive officer, and Todd C. Builione, our chairman and president, serves as the Advisor’s president.

The Advisor’s management team has significant experience in private lending and private equity investing, and has developed an expertise in using all levels of a firm’s capital structure to produce income-generating investments, while focusing on risk management. The team also has extensive knowledge of the managerial, operational and regulatory requirements of publicly registered alternative asset entities, such as BDCs. We believe that the active and ongoing participation by FS Investments, KKR Credit and their respective affiliates in the credit markets, and the depth of experience and disciplined investment approach of the Advisor’s management team, will allow the Advisor to successfully execute our investment strategies.

Our board of trustees, including a majority of independent trustees, oversees and monitors our investment performance, and beginning with the second anniversary of the effective date of the Investment Advisory Agreement, will review such agreement, among other things, whether the fees payable under such agreement are reasonable in light of the services provided.

About FS Investments

FS Investments is a leading asset manager dedicated to helping individuals, financial professionals and institutions design better portfolios. The firm provides access to alternative sources of income and growth, and focuses on setting the industry standards for investor protection, education and transparency. FS Investments is headquartered in Philadelphia, PA with offices in New York, NY, Orlando, FL, and Washington, DC. The firm had approximately $23 billion in assets under management as of December 31, 2018.

About KKR Credit

KKR Credit is a Delaware limited liability company, located at 555 California Street, 50th Floor, San Francisco, CA 94104, registered as an investment adviser with the SEC under the Advisers Act. It had approximately $65.6 billion of assets under management as of December 31, 2018 across investment funds, structured finance vehicles, specialty finance companies and separately managed accounts that invest capital in both liquid and illiquid credit strategies on behalf of some of the largest public and private pension plans, global financial institutions, university endowments and other institutional and public market investors. Its investment professionals utilize an industry and thematic approach to investing and benefit from access, where appropriate, to the broader resources and intellectual capital of KKR & Co. Inc., or KKR & Co.

KKR Credit is a subsidiary of KKR & Co., a leading global investment firm with approximately $194.7 billion in assets under management as of December 31, 2018, that manages investments across multiple asset classes, including private equity, energy, infrastructure, real estate and credit, with strategic manager partnerships that manage hedge funds. KKR & Co. aims to generate attractive investment returns for its fund investors by following a patient and disciplined investment approach, employing world-class people, and driving growth and value creation with KKR & Co. portfolio companies. KKR & Co. invests its own capital alongside the capital it manages for fund investors and provides financing solutions and investment opportunities through its capital markets business.

Potential Market Opportunity

We believe that there are and will continue to be significant investment opportunities in the senior secured and second lien secured loan asset class, as well as investments in debt securities of middle market companies.

Attractive Opportunities in Senior Secured and Second Lien Secured Loans

We believe that opportunities in senior secured and second lien secured loans are significant because of the variable rate structure of most senior secured debt issues and because of the strong defensive characteristics of this investment class. Given current market conditions, we believe that debt issues with variable interest rates often offer a superior return profile to fixed-rate securities, since variable interest rate structures are generally less susceptible to declines in value experienced by fixed-rate securities in a rising interest rate environment.

Senior secured debt also provides strong defensive characteristics. Because this debt has priority in payment among an issuer’s security holders (i.e., holders are due to receive payment before junior creditors and equity holders), they carry the least potential risk among investments in the issuer’s capital structure. Further, these investments are secured by the issuer’s assets, which may be seized in the event of a default, if necessary. They generally also carry restrictive covenants aimed at ensuring repayment before junior creditors, such as most types of unsecured bondholders, and other security holders and preserving collateral to protect against credit deterioration.

Opportunity in Middle Market Private Companies

In addition to investing in senior secured and second lien secured loans generally, we believe that the market for lending to private companies, particularly middle market private companies within the United States, is underserved and presents a compelling investment opportunity. We believe that the following characteristics support our belief:

Large Target Market

Middle market companies represent, we believe, a significant portion of the growth segment of the U.S. economy and often require substantial capital investment to grow their businesses. Middle market companies have generated a significant number of investment opportunities for us and investment programs managed by our affiliates over the past several years, and we believe that this market segment will continue to produce significant investment opportunities for us.

Limited Investment Competition

Despite the size of the market, we believe that regulatory changes and other factors have diminished the role of traditional financial institutions in providing financing to middle market companies. As tracked by S&P Capital IQ LCD, U.S. banks’ share of senior secured loans to middle market companies represented approximately 4% of overall middle market loan volume in 2018 and 1% of overall middle market loan volume in 2017, down from nearly 25% in 2000. However, the continuation of lower levels of participation by traditional financial institutions in the middle market is uncertain as a result of changing investment opportunities in the broader market and a potentially changing regulatory landscape.

We also believe that lending and originating new loans to middle market companies, which are often private, generally requires a greater dedication of the lender’s time and resources compared to lending to larger companies, due in part to the smaller size of each investment and the often fragmented nature of information available from these companies. Further, many investment firms lack the breadth and scale necessary to identify investment opportunities, particularly in regards to directly originated investments in middle market companies, and thus we believe that attractive investment opportunities are often overlooked. In addition, middle market companies may require more active monitoring and participation on the lender’s part. We believe that many large financial organizations, which often have relatively high cost structures, are not suited to deal with these factors and instead emphasize services and transactions to larger corporate clients with a consequent reduction in the availability of financing to middle market companies.

Attractive Market Segment

We believe that the underserved nature of such a large segment of the market can at times create a significant opportunity for investment. In many environments, we believe that middle market companies are more likely to offer attractive economics in terms of transaction pricing, up-front and ongoing fees, prepayment penalties and security features in the form of stricter covenants and quality collateral than loans to larger companies. In addition, as compared to larger companies, middle market companies often have simpler capital structures and carry less leverage, thus aiding the structuring and negotiation process and allowing us greater flexibility in structuring favorable transactions. We believe that these factors will result in advantageous conditions in which to pursue our investment objectives of generating current income and, to a lesser extent, long-term capital appreciation.

Characteristics of and Risks Related to Investments in Private Companies

We invest primarily in the debt of private middle market U.S. companies. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress. As a result, these companies, which may present greater credit risk than public companies, may be unable to meet the obligations under their debt securities that we hold. Second, the investments themselves may often be illiquid. The securities of most of the companies in which we invest are not publicly-traded or actively-traded on the secondary market and are, instead, traded on a privately negotiated OTC secondary market for institutional investors. In addition, our directly originated investments generally will not be traded on any secondary market and a trading market for such investments may not develop. These securities may also be subject to legal and other restrictions on resale. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. These investments may also be difficult to value because little public information generally exists about private companies, requiring an experienced due diligence team to analyze and value the potential portfolio company. Finally, these companies often may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of the Advisor to obtain adequate information through its due diligence efforts to evaluate the creditworthiness of, and risks involved in, investing in these companies, and to determine the optimal time to exit an investment. These companies and their financial information will also generally not be subject to the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and other rules and regulations that govern public companies that are designed to protect investors.

Investment Strategy

Our principal focus is to invest in senior secured and second lien secured loans of private middle market U.S. companies, and to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the OTC market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in our target companies, generally in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of bonds, structured products, other debt securities and derivatives. The Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or otherwise make opportunistic investments, such as where the market price of loans, bonds or other securities reflects a lower value than deemed warranted by the Advisor’s fundamental analysis, which may occur due to general dislocations in the markets, a misunderstanding by the market of a particular company or an industry being out of favor with the broader investment community and may include event driven investments, anchor orders and structured products.

When identifying prospective portfolio companies, we focus primarily on the attributes set forth below, which we believe will help us generate higher total returns with an acceptable level of risk. While these criteria provide general guidelines for our investment decisions, we caution investors that, if we believe the benefits of investing are sufficiently strong, not all of these criteria necessarily will be met by each prospective portfolio company in which we choose to invest. These attributes are:

•

Leading, defensible market positions. We seek to invest in companies that have developed strong positions within their respective markets and exhibit the potential to maintain sufficient cash flows and profitability to service our debt in a range of economic environments. We seek companies that can protect their competitive advantages through scale, scope, customer loyalty, product pricing or product quality versus their competitors, thereby minimizing business risk and protecting profitability.

•

Investing in stable companies with positive cash flow. We seek to invest in established, stable companies with strong profitability and cash flows. Such companies, we believe, are well-positioned to maintain consistent cash flow to service and repay our loans and maintain growth in their businesses or market share. We do not intend to invest to any significant degree in start-up companies, turnaround situations or companies with speculative business plans.

•

Proven management teams. We focus on companies that have experienced management teams with an established track record of success. We typically prefer our portfolio companies to have proper incentives in place, which may include non-cash and performance-based compensation, to align management’s goals with ours.

•

Private equity sponsorship. Often, we seek to participate in transactions sponsored by what we believe to be sophisticated and seasoned private equity firms. The Advisor’s management team believes that a private equity sponsor’s willingness to invest significant sums of equity capital into a company is an endorsement of the quality of the investment. Further, by co-investing with such experienced private equity firms which commit significant sums of equity capital ranking junior in priority of payment to our debt investments, we may benefit from the due diligence review performed by the private equity firm, in addition to our own due diligence review. Further, strong private equity sponsors with significant investments at risk have the ability and a strong incentive to contribute additional capital in difficult economic times should operational or financial issues arise, which could provide additional protections for our investments.

•

Allocation among various issuers and industries. We seek to allocate our portfolio broadly among issuers and industries, thereby attempting to reduce the risk of a downturn in any one company or industry having a disproportionate adverse impact on the value of our portfolio.

•

Viable exit strategy. While we attempt to invest in securities that may be sold in a privately negotiated OTC market, providing us a means by which we may exit our positions, we expect that a large portion of our portfolio may not be sold on this secondary market. For any investments that are not able to be sold within this market, we focus primarily on investing in companies whose business models and growth prospects offer attractive exit possibilities, including repayment of our investments, an initial public offering of equity securities, a merger, a sale or a recapitalization, in each case with the potential for capital gains.

Potential Competitive Strengths

We believe that we offer investors the following potential competitive strengths:

Global platform with seasoned investment professionals

We believe that the breadth and depth of the experience of the Advisor’s senior management team, which is dedicated to sourcing, structuring, executing, monitoring and harvesting a broad range of private investments, provide us with a significant competitive advantage in sourcing and analyzing attractive investment opportunities.

Long-term investment horizon

Our long-term investment horizon gives us great flexibility, which we believe allows us to maximize returns on our investments. Unlike most private equity and venture capital funds, as well as many private debt funds, we are not required to return capital to our stockholders once we exit a portfolio investment. We believe that freedom from such capital return requirements, which allows us to invest using a longer-term focus, provides us with the opportunity to increase total returns on invested capital, compared to other private company investment vehicles.

Disciplined, income-oriented investment philosophy

The Advisor employs a defensive investment approach focused on long-term credit performance and principal protection. This investment approach involves a multi-stage selection process for each investment opportunity, as well as ongoing monitoring of each investment made, with particular emphasis on early detection of deteriorating credit conditions at portfolio companies which would result in adverse portfolio developments. This strategy is designed to maximize current income and minimize the risk of capital loss while maintaining the potential for long-term capital appreciation.

Investment expertise across all levels of the corporate capital structure

The Advisor believes that its broad expertise and experience investing at all levels of a company’s capital structure enable us to manage risk while affording us the opportunity for significant returns on our investments. We attempt to capitalize on this expertise in an effort to produce and maintain an investment portfolio that will perform in a broad range of economic conditions.

International capital markets capabilities

The Advisor leverages the intellectual capital, industry experience and global network of KKR & Co.’s Capital Markets team to support the origination of new private credit investment opportunities. Through KKR & Co.’s Capital Markets franchise, the Advisor benefits from expanded sources of deal flow, real-time market intelligence on pricing trends and continuous dialogue with issuers and sponsors to provide holistic financing solutions to current and prospective portfolio companies. In addition, KKR & Co.’s Capital Markets franchise gives us the ability to access and originate larger transactions and enhances the Advisor’s ability to manage risk.

Ability to create bespoke financing solutions through asset based finance

The Advisor believes that there is an expansive and growing opportunity to create customized solutions in underserved and mispriced asset classes, including across the aircraft, consumer finance, real estate and auto and equipment finance sectors. The Advisor will seek to identify investments with strong collateral protection, a low correlation to the broader markets and equity-like upside potential.

Operating and Regulatory Structure

Our investment activities are managed by the Advisor and supervised by our board of trustees, a majority of whom are independent. Under the Investment Advisory Agreement, we have agreed to pay the Advisor an annual base management fee based on the average value of our gross assets and an incentive fee based on our performance. See Notes 2 and 4 to our financial statements included in this annual report on Form 10-K for a description of the fees we pay to the Advisor.

From time to time, the Advisor may enter into sub-advisory relationships with registered investment advisers that possess skills or attributes that the Advisor believes will aid it in achieving our investment objectives.

The Advisor oversees our day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations, certain government and regulatory affairs activities, and other administrative services. The Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our stockholders and reports filed with the SEC. In addition, the Advisor assists us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.

Pursuant to our administrative services agreement (the “Administrative Services Agreement”), we reimburse the Advisor for expenses necessary to perform services related to our administration and operations, including the Advisor’s allocable portion of the compensation and related expenses of certain personnel of FS Investments and KKR Credit providing administrative services to us on behalf of the Advisor. We reimburse the Advisor quarterly for expenses necessary to perform services related to our administration and operations. The amount of this reimbursement is set at the lesser of (1) the Advisor’s actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. The Advisor allocates the cost of such services to us based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. Our board of trustees reviews the methodology employed in determining how the expenses are allocated to us and the proposed allocation of administrative expenses among us and certain affiliates of the Advisor and assesses the reasonableness of such reimbursements.

We have contracted with State Street Bank and Trust Company to provide various accounting and administrative services, including, but not limited to, preparing preliminary financial information for review by the Advisor, preparing and monitoring expense budgets, maintaining accounting and corporate books and records, processing trade information provided by us and performing testing with respect to RIC compliance.

As a BDC, we are required to comply with certain regulatory requirements. Also, while we are permitted to finance investments using debt, our ability to use debt will be limited in certain significant respects pursuant to the 1940 Act. Within the limits of existing regulation, we will adjust our use of debt, according to market conditions, to the level we believe will allow us to generate maximum risk-adjusted returns. See “—Regulation.” We have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a RIC under Subchapter M of the Code.

Investment Types

We primarily focus on the following investment types:

Senior Secured Loans

Senior secured loans are situated at the top of the capital structure. Because these loans generally have priority in payment, they carry the least risk among all investments in a firm. Generally, our senior secured loans are expected to have maturities of three to seven years, offer some form of amortization, and have first priority security interests in the assets of the borrower. Generally, we expect that the interest rate on our senior secured loans typically will have variable rates over a standard benchmark, such as the prime rate or the London Interbank Offered Rate, or LIBOR.

Second Lien Secured Loans

Second lien secured loans are immediately junior to senior secured loans and have substantially the same maturities, collateral and covenant structures as senior secured loans. Second lien secured loans, however, are granted a second priority security interest in the assets of the borrower, which means that any realization of collateral will generally be applied to pay senior secured loans in full before second lien secured loans are paid and the value of the collateral may not be sufficient to repay in full both senior secured loans and second lien secured loans. In return for this junior ranking, second lien secured loans generally offer higher returns compared to senior secured debt. These higher returns come in the form of higher interest and in some cases the potential for equity participation through warrants, though to a lesser extent than with subordinated loans. Generally, we expect these loans to carry a fixed rate, or a floating current yield over a standard benchmark. In addition, we may receive additional returns from any warrants we may receive in connection with these investments.

Senior Secured Bonds

Senior secured bonds are generally secured by collateral on a senior, pari passu or junior basis with other debt instruments in an issuer’s capital structure and have similar maturities and covenant structures as senior secured loans. Generally, we expect these investments to carry a fixed rate.

Subordinated Debt

In addition to senior secured loans, second lien secured loans and senior secured bonds, we may invest a portion of our assets in subordinated debt. Subordinated debt investments usually rank junior in priority of payment to senior debt and are often unsecured, but are situated above preferred equity and common equity in the capital structure. In return for their junior status compared to senior debt, subordinated debt investments typically offer higher returns through both higher interest rates and possible equity ownership in the form of warrants, enabling the lender to participate in the capital appreciation of the borrower. These warrants typically require only a nominal cost to exercise. We generally target subordinated debt with interest-only payments throughout the life of the security, with the principal due at maturity. Typically, subordinated debt investments have maturities of five to ten years. Generally, we expect these securities to carry a fixed rate, or a floating current yield over a standard benchmark. In addition, we may receive additional returns from any warrants we may receive in connection with these investments. In some cases, a portion of the total interest may accrue or be paid-in-kind, or PIK.

Equity and Equity-Related Securities

While we intend to maintain our focus on investments in debt securities, from time to time, when we see the potential for extraordinary gain, or in connection with securing particularly favorable terms in a debt investment, we may enter into investments in preferred or common equity, typically in conjunction with a private equity sponsor we believe to be sophisticated and seasoned. In addition, we typically receive the right to make equity investments in a portfolio company whose debt securities we hold in connection with the next equity financing round for that company. This right may provide us with the opportunity to further enhance our returns over time through equity investments in our portfolio companies. In addition, we may hold equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, generally obtained in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In the future, we may achieve liquidity through a merger or acquisition of a portfolio company, a public offering of a portfolio company’s stock or by exercising our right, if any, to require a portfolio company to repurchase the equity-related securities we hold.

Convertible Securities

We may invest in convertible securities, such as bonds, debentures, notes, preferred stocks or other securities that may be converted into, or exchanged for, a specified amount of common stock of the same or different issuer within a particular period of time at a specified price or formula.

Non-U.S. Securities

We may invest in non-U.S. securities, which may include securities denominated in U.S. dollars or in non-U.S. currencies and securities of companies in emerging markets, to the extent permitted by the 1940 Act.

Structured Products

We may invest in structured products, which may include collateralized debt obligations, collateralized bond obligations, collateralized loan obligations, structured notes and credit-linked notes. The issuers of such investment products may be structured as trusts or other types of pooled investment vehicles. Such products may also involve the deposit with or purchase by an entity of the underlying investments and the issuance by that entity of one or more classes of securities backed by, or representing interests in, the underlying investments or referencing an indicator related to such investments.

Derivatives

We may also invest from time to time in derivatives, including total return swaps, interest rate swaps, credit default swaps and foreign currency forward contracts. We anticipate that any use of derivatives would primarily be as a substitute for investing in conventional securities or to hedge potential risk that is identified by the Advisor.

Investments in Private Investment Funds

We may invest in, or wholly own, private investment funds, including hedge funds, private equity funds, limited liability companies, real estate investment trusts and other business entities. In particular, we expect we may invest in asset-based opportunities through joint ventures, investment platforms or build-ups that provide one or more of the following services: origination or sourcing of potential investment opportunities, due diligence and negotiation of potential investment opportunities and/or servicing, development and management (including turnaround) and disposition of investments. Such investments in joint ventures, platforms and build-ups may be in or alongside existing or newly formed operators, consultants and/or managers that pursue such opportunities and may or may not include capital and/or assets contributed by third party investors. Such investments may include opportunities to direct-finance physical assets, such as airplanes and ships, and/or operating assets, such as financial service entities, as opposed to investment securities, or to invest in origination and/or servicing platforms directly. These asset-based opportunities are expected to offer mezzanine-like structural downside protection as well as asset collateral, and equity-like upside that can be achieved through appreciation at the asset-level or, in the case of platforms, through growth of the enterprise value. Key areas of focus include, without limitation, (i) aircraft, (ii) shipping, (iii) renewables, (iv) real estate, (v) consumer finance, and (vi) energy/infrastructure.

Investments with Third-Parties

We may co-invest with third parties through partnerships, joint ventures or other entities, thereby acquiring jointly-controlled or non-controlling interests in certain investments in conjunction with participation by one or more third parties in such investment. Such joint venture partners or third party managers may include former personnel of the Advisor or its affiliates or associated persons.

Cash and Cash Equivalents

We may maintain a certain level of cash or equivalent instruments, including money market funds, to make follow-on investments, if necessary, in existing portfolio companies or to take advantage of new opportunities.

Comparison of Targeted Debt Investments to Corporate Bonds

Loans to private companies are debt instruments that can be compared to corporate bonds to aid an investor’s understanding. As with corporate bonds, loans to private companies can range in credit quality depending on security-specific factors, including total leverage, amount of leverage senior to the security in question, variability in the issuer’s cash flows, the quality of assets securing debt and the degree to which such assets cover the subject company’s debt obligations. As is the case in the corporate bond market, we will require greater returns for securities that we perceive to carry increased risk. The companies in which we invest may be leveraged, often as a result of leveraged buyouts or other recapitalization transactions, and, in many cases, will not be rated by national rating agencies. When our targeted debt investments do carry ratings from a NRSRO, we believe that such ratings generally will be below investment grade (rated lower than “Baa3” by Moody’s or lower than “BBB-” by S&P). To the extent we make unrated investments, we believe that such investments would likely receive similar ratings if they were to be examined by a NRSRO. Compared to below-investment grade corporate bonds that are typically available to the public, our targeted senior secured and second lien secured loan investments are higher in the capital structure, have priority in receiving payment, are secured by the issuer’s assets, allow the lender to seize collateral if necessary, and generally exhibit higher rates of recovery in the event of default. Corporate bonds, on the other hand, are often unsecured obligations of the issuer.

The market for loans to private companies possesses several key differences compared to the corporate bond market. For instance, due to a possible lack of debt ratings for certain middle market firms, and also due to the reduced availability of information for private companies, investors must conduct extensive due diligence investigations before committing to an investment. This intensive due diligence process gives the investor significant access to management, which is often not possible in the case of corporate bondholders, who rely on underwriters, debt rating agencies and publicly available information for due diligence reviews and monitoring of corporate issuers. While holding these investments, private debt investors often receive monthly or quarterly updates on the portfolio company’s financial performance, along with possible representation on the company’s board of trustees, which allows the investor to take remedial action quickly if conditions happen to deteriorate. Due to reduced liquidity, the relative scarcity of capital and extensive due diligence and expertise required on the part of the investor, we believe that private debt securities typically offer higher returns than corporate bonds of equivalent credit quality.

Sources of Income

The primary means through which our stockholders will receive a return of value is through interest income, dividends and capital gains generated by our investments. In addition to these sources of income, we may receive fees paid by our portfolio companies, including one-time closing fees paid at the time each investment is made.

Closing fees typically range from 1.0% to 2.0% of the purchase price of an investment. In addition, we may generate revenues in the form of non-recurring commitment, origination, structuring or diligence fees, fees for providing managerial assistance, consulting fees and performance-based fees.

Risk Management

We seek to limit the downside potential of our investment portfolio by, among other things:

•	applying our investment strategy guidelines for portfolio investments;

•	requiring a total return on investments (including both interest and potential appreciation) that adequately compensates us for credit risk;

•	allocating our portfolio among various issuers and industries, size permitting, with an adequate number of companies, across different industries, with different types of collateral; and

•

negotiating or seeking debt investments with covenants or features that protect us while affording portfolio companies flexibility in managing their businesses consistent with preservation of capital, which may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights.

We may also enter into interest rate hedging transactions at the sole discretion of the Advisor. Such transactions will enable us to selectively modify interest rate exposure as market conditions dictate.

Affirmative Covenants

Affirmative covenants require borrowers to take actions that are meant to ensure the solvency of the company, facilitate the lender’s monitoring of the borrower, and ensure payment of interest and loan principal due to lenders. Examples of affirmative covenants include covenants requiring the borrower to maintain adequate insurance, accounting and tax records, and to produce frequent financial reports for the benefit of the lender.

Negative Covenants

Negative covenants impose restrictions on the borrower and are meant to protect lenders from actions that the borrower may take that could harm the credit quality of the lender’s investments. Examples of negative covenants include restrictions on the payment of dividends and restrictions on the issuance of additional debt without the lender’s approval. In addition, certain covenants restrict a borrower’s activities by requiring it to meet certain earnings interest coverage ratio and leverage ratio requirements. These covenants are also referred to as financial or maintenance covenants.

Investment Process

The investment professionals employed by the Advisor or its affiliates have spent their careers developing the resources necessary to invest in private companies. Our current transaction process is highlighted below.

Our Transaction Process

Sourcing

The relationships of the Advisor and its affiliates provide us with access to a robust and established pipeline of investment opportunities sourced from a variety of different investment channels, including private equity sponsors, non-sponsored corporates, financial advisors, banks, brokers and family offices. In addition, access to KKR & Co.’s Capital Markets and KKR’s Principal Finance strategies provide us with additional origination opportunities.

Evaluation

Screening: Once a potential investment has been identified, the Advisor screens the opportunity and makes a preliminary determination concerning whether to proceed with a more comprehensive deal-level due diligence review.

Pipeline/Risk Update: Upon review of the full deal pipeline, the Advisor raises key risks and issues to determine whether or not an investment meets our basic investment criteria and offers an acceptable probability of attractive returns with identifiable downside risk. The objective is for the Advisor to identify a suitable and attractive opportunity for a more comprehensive due diligence review based on the facts and circumstances surrounding the investment.

Deal-level Q&A: After an investment has been identified and preliminary due diligence has been completed, screening memos and a credit research analysis is prepared. These reports are reviewed by the Advisor’s investment committee, or the Investment Committee, to discuss key diligence and structuring issues. Following the Advisor’s review, the Investment Committee will complete any incremental due diligence prior to formal Investment Committee approval. Though each transaction may involve a somewhat different approach, the Advisor’s diligence of each opportunity could include:

•	a full operational analysis to identify the key risks and opportunities of the target’s business, including a detailed review of historical and projected financial results;

•	a detailed analysis of industry dynamics, competitive position, regulatory, tax and legal matters;

•	on-site visits, if deemed necessary;

•	background checks to further evaluate management and other key personnel;

•	a review by legal and accounting professionals, environmental or other industry consultants, if necessary;

•	financial sponsor due diligence, including portfolio company and lender reference checks, if necessary; and

•	a review of management’s experience and track record.

Execution

Following any incremental due diligence, the Investment Committee is presented with a formal recommendation for approval. Once the Investment Committee has determined that the portfolio company is suitable for investment, the Advisor works with the management team of the prospective company to finalize the structure and terms of the investment. We believe that structuring transactions appropriately is a key factor to producing strong investment results. Accordingly, we will actively consider transaction structures and seek to process and negotiate terms that provide the best opportunities for superior risk-adjusted returns.

Post-Investment Monitoring

Portfolio Monitoring. The Advisor monitors our portfolio with a focus toward anticipating negative credit events. To maintain portfolio company performance and help to ensure a successful exit, the Advisor works closely with, as applicable, the lead equity sponsor, loan syndicator, portfolio company management, consultants, advisers and other security holders to discuss financial position, compliance with covenants, financial requirements and execution of the company’s business plan. In addition, depending on the size, nature and performance of the transaction, we may occupy a seat or serve as an observer on a portfolio company’s board of trustees or similar governing body.

Typically, the Advisor receives financial reports detailing operating performance, sales volumes, margins, cash flows, financial position and other key operating metrics on a quarterly basis from our portfolio companies. The Advisor uses this data, combined with due diligence gained through contact with the company’s customers, suppliers, competitors, market research and other methods, to conduct an ongoing, rigorous assessment of the company’s operating performance and prospects.

In addition to various risk management and monitoring tools, the Advisor uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. The Advisor uses an investment rating scale of 1 to 4. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio Asset Quality” for a description of the conditions associated with each investment rating.

Valuation Process. Each quarter, we value investments in our portfolio, and such values are disclosed each quarter in reports filed with the SEC. Investments for which market quotations are readily available are recorded at such market quotations. With respect to investments for which market quotations are not readily available, our board of trustees determines the fair value of such investments in good faith, utilizing the input of our audit committee, the Advisor and any other professionals or materials that our board of trustees deems relevant, including independent third-party pricing services and independent third-party valuation services, if applicable. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Managerial Assistance. As a BDC, we must offer, and provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Depending on the nature of the assistance required, the Advisor will provide such managerial assistance on our behalf to portfolio companies that request this assistance. To the extent fees are paid for these services, we, rather than the Advisor, will retain any fees paid for such assistance.

Exit

While we attempt to invest in securities that may be sold in a privately negotiated OTC market, providing us a means by which we may exit our positions, we expect that a large portion of our portfolio may not be sold on this secondary market. For any investments that are not able to be sold within this market, we focus primarily on investing in companies whose business models and growth prospects offer attractive exit possibilities, including repayment of our investments, an initial public offering of equity securities, a merger, a sale or a recapitalization, in each case with the potential for capital gains.

Regulation

We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates, principal underwriters and affiliates of those affiliates or underwriters. The 1940 Act requires that a majority of our directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities.

The 1940 Act defines “a majority of the outstanding voting securities” as the lesser of (i) 67% or more of the voting securities present at a meeting if the holders of more than 50% of our outstanding voting securities are present or represented by proxy or (ii) 50% of our voting securities.

We will generally not be able to issue and sell our common stock at a price per share, after deducting underwriting commissions and discounts, that is below our net asset value per share. See “Item 1A. Risk Factors—Risks Related to Business Development Companies—Regulations governing our operation as a BDC and a RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.” We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our board of trustees determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below net asset value per share in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. On April 3, 2018, the SEC granted the SEC Exemptive Order permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by the Advisor or KKR Credit, with our co-investment affiliates. The SEC Exemptive Order extended the co-investment exemptive order previously granted by the SEC to us in June 2017. Under the terms of this relief, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objectives and strategy and any criteria established by our board of trustees.

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are any of the following:

1.

Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

a.	is organized under the laws of, and has its principal place of business in, the United States;

b.

is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

c.	satisfies any of the following:

i.	does not have any class of securities that is traded on a national securities exchange;

ii.	has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;

iii.	is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company; or

iv.	is a small and solvent company having total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.

2.	Securities of any eligible portfolio company that we control.

3.

Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

4.

Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

5.	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

6.	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

In addition, a BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.

Managerial Assistance to Portfolio Companies

In order to count portfolio securities as qualifying assets for the purpose of the 70% test, we must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where we purchase such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, including money market funds, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to maintain our qualification as a RIC for U.S. federal income tax purposes as described below under “—Taxation as a RIC.” Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. The Advisor will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors—Risks Related to Debt Financing” and “Item 1A. Risk Factors—Risks Related to Business Development Companies.”

Code of Ethics

We and the Advisor have each adopted a code of ethics pursuant to Rule 17j-1 promulgated under the 1940 Act that, among other things, establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the codes may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with each code’s requirements. Each code of ethics is available on our website at www.fsinvestments.com.

Compliance Policies and Procedures

We and the Advisor have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation. Our chief compliance officer and the chief compliance officer of the Advisor are responsible for administering these policies and procedures.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to the Advisor. The proxy voting policies and procedures of the Advisor are set forth below. The guidelines are reviewed periodically by the Advisor and our independent directors, and, accordingly, are subject to change.

As an investment adviser registered under the Advisers Act, the Advisor has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, it recognizes that it must vote client securities in a timely manner free of conflicts of interest and in the best interests of its clients. These policies and procedures for voting proxies for the investment advisory clients of the Advisor are intended to comply with Section 206 of, and Rule 206(4)-6 promulgated under, the Advisers Act.

The Advisor will vote proxies relating to our securities in the best interest of its clients’ stockholders. It will review on a case-by-case basis each proposal submitted for a stockholder vote to determine its impact on the portfolio securities held by its clients. Although the Advisor will generally vote against proposals that may have a negative impact on its clients’ portfolio securities, it may vote for such a proposal if there exists compelling long-term reasons to do so.

The proxy voting decisions of the Advisor are made by the senior officers who are responsible for monitoring each of its clients’ investments. To ensure that its vote is not the product of a conflict of interest, it will require that: (a) anyone involved in the decision-making process disclose to its chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (b) employees involved in the decision-making process or vote administration are prohibited from revealing how the Advisor intends to vote on a proposal in order to reduce any attempted influence from interested parties.

You may obtain information, without charge, regarding how the Advisor voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, Corporate Capital Trust II, 201 Rouse Boulevard, Philadelphia, Pennsylvania 19112 or by calling us collect at (215) 495-1150.

Other

We will be periodically examined by the SEC for compliance with the 1940 Act.

We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misconduct, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

Securities Exchange Act and Sarbanes-Oxley Act Compliance

We are subject to the reporting and disclosure requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including the filing of quarterly, annual and current reports, proxy statements and other required items. In addition, we are subject to the Sarbanes-Oxley Act, which imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•

pursuant to Rule 13a-14 promulgated under the Exchange Act, our chief executive officer and chief financial officer are required to certify the accuracy of the financial statements contained in our periodic reports;

•	pursuant to Item 307 of Regulation S-K, our periodic reports are required to disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•	pursuant to Rule 13a-15 promulgated under the Exchange Act, our management is required to prepare a report regarding its assessment of our internal control over financial reporting; and

•	pursuant to Item 308 of Regulation S-K, our auditors must attest to, and report on, our management’s assessment of our internal control over financial reporting.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and take actions necessary to ensure that we are in compliance therewith.

Taxation as a RIC

We have elected to be subject to tax as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we timely distribute each tax year as distributions to our stockholders. To qualify for and maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to maintain RIC tax treatment, we must distribute to our stockholders, for each tax year, distributions generally of an amount at least equal to 90% of our “investment company taxable income,” which is generally the sum of our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, determined without regard to any deduction for distributions paid, or the Annual Distribution Requirement.

If we:

•	qualify as a RIC; and

•	satisfy the Annual Distribution Requirement;

then we will not be subject to U.S. federal income tax on the portion of our income or capital gains we distribute (or are deemed to distribute) as distributions to our stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) as distributions to our stockholders.

As a RIC, we will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute distributions in a timely manner to our stockholders generally of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income, which is the excess of capital gains in excess of capital losses, or “capital gain net income” (as adjusted for certain ordinary losses), for the one-year period ending October 31 of that calendar year and (3) any net ordinary income and capital gain net income for the preceding years that were not distributed during such years and on which we paid no U.S. federal income tax, or the Excise Tax Avoidance Requirement. Any distribution declared by us during October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been paid by us, as well as received by our U.S. stockholders, on December 31 of the calendar year in which the distribution was declared.

We have previously incurred, and may incur in the future, such excise tax on a portion of our income and capital gains. While we intend to distribute income and capital gains to minimize exposure to the 4% excise tax, we may not be able to, or may choose not to, distribute amounts sufficient to avoid the imposition of the tax entirely. In that event, we generally will be liable for the excise tax only on the amount by which we do not meet the excise tax avoidance requirement.

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•	continue to qualify as a BDC under the 1940 Act at all times during each tax year;

•

derive in each tax year at least 90% of our gross income from dividends, interest, payments with respect to certain securities, loans, gains from the sale of stock or other securities, net income from certain “qualified publicly-traded partnerships,” or other income derived with respect to our business of investing in such stock or other securities, or the 90% Income Test; and

•	diversify our holdings so that at the end of each quarter of the tax year:

•

at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of such issuer; and

•

no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly-traded partnerships,” or the Diversification Tests.

A RIC is limited in its ability to deduct expenses in excess of its investment company taxable income. If our expenses in a given tax year exceed our investment company taxable income, we may experience a net operating loss for that tax year. However, a RIC is not permitted to carry forward net operating losses to subsequent tax years and such net operating losses do not pass through to its stockholders. In addition, deductible expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, the excess of realized capital losses over realized capital gains) to offset its investment company taxable income, but may carry forward such net capital losses, and use them to offset future capital gains, indefinitely. Due to these limits on deductibility of expenses and net capital losses, we may for tax purposes have aggregate taxable income for several years that we are required to distribute and that is taxable to our stockholders even if such taxable income is greater than the net income we actually earn during those years.

For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt instruments that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each tax year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same tax year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we have elected to amortize market discount and include such amounts in our taxable income in the current tax year, instead of upon their disposition, as an election not to do so would limit our ability to deduct interest expense for tax purposes.

We invest a portion of our net assets in below investment grade instruments. Investments in these types of instruments may present special tax issues for us. U.S. federal income tax rules are not entirely clear about issues such as when we may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt instruments in a bankruptcy or workout context are taxable. We will address these and other issues to the extent necessary in order to seek to ensure that we distribute sufficient income to avoid any material U.S. federal income or excise tax.

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the tax year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under Subchapter M of the Code. We may have to sell or otherwise dispose of some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

Although we do not presently expect to do so, we are authorized to borrow funds and to sell or otherwise dispose of assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “—Regulation—Senior Securities.” Moreover, our ability to sell or otherwise dispose of assets to meet the Annual Distribution Requirement may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we sell or otherwise dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

A portfolio company in which we invest may face financial difficulties that require us to work-out, modify or otherwise restructure our investment in the portfolio company. Any such transaction could, depending upon the specific terms of the transaction, result in unusable capital losses and future non-cash income. Any such transaction could also result in our receiving assets that give rise to non-qualifying income for purposes of the 90% Income Test or otherwise would not count toward satisfying the Diversification Tests.

Some of the income that we might otherwise earn, such as fees for providing managerial assistance, certain fees earned with respect to our investments, income recognized in a work-out or restructuring of a portfolio investment, or income recognized from an equity investment in an operating partnership, may not satisfy the 90% Income Test. To manage the risk that such income might disqualify us as a RIC for failure to satisfy the 90% Income Test, one or more subsidiary entities treated as U.S. corporations for entity-level income tax purposes may be employed to earn such income and (if applicable) hold the related asset. Such subsidiary entities will be required to pay U.S. federal income tax on their earnings, which ultimately will reduce the yield to our stockholders on such fees and income.

Competition

Our primary competitors for investments include other BDCs and investment funds (including private equity funds, mezzanine funds and CLO funds). In addition, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in middle market private U.S. companies. We also compete with traditional financial services companies such as commercial banks. We believe we will be able to compete with these entities for financing opportunities on the basis of, among other things, the experience of the Advisor’s senior management team. Furthermore, while we believe that regulatory changes and other factors have diminished the role of traditional financial institutions and certain other capital providers in providing financing to middle market private U.S. companies, we are not certain whether this trend will continue as a result of the potentially changing regulatory landscape . For additional information, see “—Potential Market Opportunity” and “—Potential Competitive Strengths.”

Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than us. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC. For additional information concerning the competitive risks we face, see “Item 1A. Risk Factors-Risks Related to Our Business and Structure—We may face increasing competition for investment opportunities, which could delay deployment of our capital, reduce returns and result in losses.”

Employees

We do not currently have any employees. Each of our executive officers is a principal, officer or employee of the Advisor or its affiliates, which manages and oversees our investment operations. In the future, the Advisor may retain additional investment personnel based upon its needs.

Available Information

We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Exchange Act. This information is available free of charge by calling us collect at (215) 495-1150 or on our website at www.fsinvestments.com. Information contained on our website is not incorporated into this annual report on Form 10-K and you should not consider such information to be part of this annual report on Form 10-K. Such information is also available from the EDGAR database on the SEC’s web site at www.sec.gov.

Item 1A.	Risk Factors.

Investing in our securities involves a number of significant risks. In addition to the other information contained in this annual report on Form 10-K, investors should consider carefully the following information before making an investment in our securities. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, the net asset value and market price of our common stock could decline or the value of our debt or equity investments may decline, and investors may lose all or part of their investment.

Risks Related to Economic Conditions

Future disruptions or instability in capital markets could negatively impact the valuation of our investments and our ability to raise capital.

From time to time, the global capital markets may experience periods of disruption and instability, which could be prolonged and which could materially and adversely impact the broader financial and credit markets, have a negative impact on the valuations of our investments and reduce the availability to us of debt and equity capital. For example, between 2008 and 2009, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest.

While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity) and impairments of the market values or fair market values of our investments, even if unrealized, must be reflected in our financial statements for the applicable period, which could result in significant reductions to our net asset value for the period. With certain exceptions, we are only allowed to borrow amounts or issue debt securities if our asset coverage, as calculated pursuant to the 1940 Act, equals at least 200% immediately after such borrowing. Equity capital may also be difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. If we are unable to raise capital or refinance existing debt on acceptable terms, then we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. Significant changes in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes.

Uncertainty with respect to the financial stability of the United States and several countries in the European Union could have a significant adverse effect on our business, financial condition and results of operations.

In August 2011, S&P lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+,” which was last affirmed by S&P in June 2018. Moody’s and Fitch Ratings, Inc. have also warned that they may downgrade the U.S. federal government’s credit rating. In addition, the economic downturn and the significant government interventions into the financial markets and fiscal stimulus spending over the last several years have contributed to significantly increased U.S. budget deficits. The U.S. government has on several occasions adopted legislation to suspend the federal debt ceiling to allow the U.S. Treasury Department to issue additional debt. Further downgrades or warnings by S&P or other rating agencies, and the U.S. government’s credit and deficit concerns in general, including issues around the federal debt ceiling, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. Furthermore, in February 2014, the Federal Reserve began scaling back its bond-buying program, or quantitative easing, which it ended in October 2014. Quantitative easing was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities until key economic indicators, such as the unemployment rate, showed signs of improvement. The Federal Reserve also raised interest rates several times since the fourth quarter of 2015. To the extent the Federal Reserve continues to raise rates, and without quantitative easing by the Federal Reserve, there is a risk that the debt markets may experience increased volatility and that the liquidity of certain of our investments may be reduced. It is unclear what other effects, if any, the end of quantitative easing, future interest rate raises, if any, and the pace of any such raises will have on the value of our investments or our ability to access the debt markets on favorable terms.

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

We may invest in European companies and companies that have operations that may be affected by the Eurozone economy.

We may invest in European companies and companies that have operations that may be affected by the Eurozone economy. For example, concerns regarding the sovereign debt of various Eurozone countries and proposals for investors to incur substantial write-downs and reductions in the face value of certain countries’ sovereign debt have given rise to new concerns about sovereign defaults, particularly following the vote by the United Kingdom to leave the European Union, or EU, and the possibility that one or more further countries might leave the EU or the Eurozone and various proposals for support of affected countries and the Euro as a currency. The outcome of this situation cannot yet be predicted. Sovereign debt defaults and EU and/or Eurozone exits, could have material adverse effects on our investments in European companies, including, but not limited to, the availability of credit to support such companies’ financing needs, uncertainty and disruption in relation to financing, customer and supply contracts denominated in the Euro and wider economic disruption in markets served by those companies, while austerity and other measures introduced in order to limit or contain these issues may themselves lead to economic contraction and resulting adverse effects for our business, financial condition and results of operations. It is possible that a number of our investments will be denominated in the Euro. Greece, Ireland and Portugal received one or more “bailouts” from other members of the EU. Although several countries in the Eurozone have agreed to multi-year bailout loans with the European Central Bank and the International Monetary Fund, it is unclear how much additional funding these countries, or other Eurozone countries, will require. Legal uncertainty about the funding of Euro denominated obligations following any breakup or exits from the Eurozone (particularly in the case of investments in companies in affected countries) could also have material adverse effects on our business, financial condition and results of operations.

On June 23, 2016, the United Kingdom voted, via referendum, to exit from the EU, triggering political, economic and legal uncertainty. While such uncertainty most directly affects the United Kingdom and the EU, global markets suffered immediate and significant disruption. On March 29, 2017, the United Kingdom made a formal notification to the European Council under Article 50 of the Treaty on EU, which triggered a two year period during which the terms of an exit will be negotiated. The United Kingdom and the EU are therefore in a period of legal, regulatory and political uncertainty. The United Kingdom’s exit from the EU will impact us and ours investments (and their underlying issuers) in a variety of ways, not all of which are currently readily apparent immediately following the exit vote. We may invest in portfolio companies and other issuers with significant operations and/or assets in the United Kingdom, any of which could be adversely impacted by any new legal, tax and regulatory environment, whether by increased costs or impediments to the implementation of their business plan. Further, the vote by the United Kingdom to leave the EU may increase the likelihood of similar referenda in other member states of the EU, which could result in additional departures from the EU and may trigger steps by countries within the United Kingdom to leave the United Kingdom. The uncertainty resulting from any such developments, or the possibility of such developments, would also be likely to cause significant market disruption in the EU and the United Kingdom and more broadly across the global economy, as well as introduce further legal, tax and regulatory uncertainty in the EU and the United Kingdom.

Economic sanction laws in the United States and other jurisdictions may prohibit us and our affiliates from transacting with certain countries, individuals and companies.

Economic sanction laws in the United States and other jurisdictions may prohibit us or our affiliates from transacting with certain countries, individuals and companies. In the United States, the U.S. Department of the Treasury’s Office of Foreign Assets Control administers and enforces laws, executive orders and regulations establishing U.S. economic and trade sanctions, which prohibit, among other things, transactions with, and the provision of services to, certain non-U.S. countries, territories, entities and individuals. These types of sanctions may significantly restrict or completely prohibit investment activities in certain jurisdictions, and if we, our portfolio companies or other issuers in which we invest were to violate any such laws or regulations, we may face significant legal and monetary penalties.

The Foreign Corrupt Practices Act, or FCPA, and other anti-corruption laws and regulations, as well as anti-boycott regulations, may also apply to and restrict our activities, our portfolio companies and other issuers of our investments. If an issuer or we were to violate any such laws or regulations, such issuer or we may face significant legal and monetary penalties. The U.S. government has indicated that it is particularly focused on FCPA enforcement, which may increase the risk that an issuer or us becomes the subject of such actual or threatened enforcement. In addition, certain commentators have suggested that private investment firms and the funds that they manage may face increased scrutiny and/or liability with respect to the activities of their underlying portfolio companies. As such, a violation of the FCPA or other applicable regulations by us or an issuer of our portfolio investments could have a material adverse effect on us. We are committed to complying with the FCPA and other anti-corruption laws and regulations, as well as anti-boycott regulations, to which it is subject. As a result, we may be adversely affected because of its unwillingness to enter into transactions that violate any such laws or regulations.

Future economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing our debt investments. A prolonged recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income and net asset value. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and harm our operating results. Economic downturns or recessions may also result in a portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders, which could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its assets representing collateral for its obligations, which could trigger cross defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt that we hold and the value of any equity securities we own. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company.

A prolonged continuation of depressed oil and natural gas prices could negatively impact the energy and power industry and energy-related investments within our investment portfolio.

Prices for oil and natural gas, which historically have been volatile and may continue to be volatile, may be subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas. A prolonged continuation of depressed oil and natural gas prices would adversely affect the credit quality and performance of certain of our debt and equity investments in energy and power and related companies. A decrease in credit quality and performance would, in turn, negatively affect the fair value of these investments, which would consequently negatively affect our net asset value. Should a prolonged period of depressed oil and natural gas prices occur, the ability of certain of our portfolio companies in the energy and power and related industries to satisfy financial or operating covenants imposed by us or other lenders may be adversely affected, which could, in turn, negatively impact their financial condition and their ability to satisfy their debt service and other obligations. Likewise, should a prolonged period of depressed oil and natural gas prices occur, it is possible that the cash flow and profit generating capacity of these portfolio companies could also be adversely affected thereby negatively impacting their ability to pay us dividends or distributions on our investments.

Risks Related to Our Business and Structure

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

Our ability to achieve our investment objectives depends on the Advisor’s ability to manage and support our investment process and if our agreement with the Advisor were to be terminated, or if the Advisor loses any members of its senior management team, our ability to achieve our investment objectives could be significantly harmed.

Because we have no employees, we depend on the investment expertise, skill and network of business contacts of the Advisor. The Advisor evaluates, negotiates, structures, executes, monitors and services our investments. Our future success depends to a significant extent on the continued service of the Advisor, as well as its senior management teams. The departure of any members of the Advisor’s senior management team could have a material adverse effect on our ability to achieve our investment objectives.

Our ability to achieve our investment objectives depends on the Advisor’s ability to identify, analyze, invest in, finance and monitor companies that meet our investment criteria. The Advisor’s capabilities in structuring the investment process, providing competent, attentive and efficient services to us, and facilitating access to financing on acceptable terms depend on the employment of investment professionals in an adequate number and of adequate sophistication to match the corresponding flow of transactions. To achieve our investment objectives, the Advisor may need to hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process. The Advisor may not be able to find investment professionals in a timely manner or at all. Failure to support our investment process could have a material adverse effect on our business, financial condition and results of operations.

In addition, each of the Investment Advisory Agreement and Administrative Services Agreement has termination provisions that allow the parties to terminate the agreements without penalty. The Investment Advisory Agreement and Administrative Services Agreement may each be terminated at any time, without penalty, by the Advisor, upon 60 days’ notice to us. If the Investment Advisory Agreement is terminated, it may adversely affect the quality of our investment opportunities. In addition, in the event such agreement is terminated, it may be difficult for us to replace the Advisor and the termination of such agreement may adversely impact the terms of any existing or future financing arrangement, which could have a material adverse effect on our business and financial condition.

The Advisor is a recently-formed investment adviser with a limited track record of acting as an investment adviser to a BDC, and any failure by the Advisor to manage and support our investment process may hinder the achievement of our investment objectives.

The Advisor is a recently-formed investment adviser jointly operated by an affiliate of FS Investments and KKR Credit with limited prior experience acting as an investment adviser to a BDC. The 1940 Act and the Code impose numerous constraints on the operations of BDCs that do not apply to other investment vehicles. While both affiliates of FS Investments and KKR Credit have individually acted as investment advisers to BDCs previously, the Advisor’s limited experience in managing a portfolio of assets under the constraints of the 1940 Act and the Code may hinder the Advisor’s ability to take advantage of attractive investment opportunities and, as a result, may adversely affect our ability to achieve our investment objectives. FS Investments’ and KKR Credit’s individual track records and achievements are not necessarily indicative of the future results they will achieve as a joint investment adviser. Accordingly, we can offer no assurance that we will replicate the historical performance of other investment companies with which FS Investments and KKR Credit have been affiliated, and we caution that our investment returns could be lower than the returns achieved by such other companies.

Because our business model depends to a significant extent upon relationships with private equity sponsors, investment banks and commercial banks, the inability of the Advisor to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

If the Advisor fails to maintain its existing relationships with private equity sponsors, investment banks and commercial banks on which it relies to provide us with potential investment opportunities, or develop new relationships with other sponsors or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom the Advisor has relationships generally are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

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

Subject to our board of trustees’ discretion and applicable legal restrictions, we currently authorize and declare cash distributions on a quarterly basis. However, we cannot assure you that we will achieve investment results that will allow us to make a consistent targeted level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of the risks described in the prospectus. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC can limit our ability to pay distributions. Distributions from proceeds from our offering or borrowings also could reduce the amount of capital we ultimately invest in debt or equity securities of portfolio companies. We cannot assure you that we will continue to pay distributions to our shareholders in the future.

Our distribution proceeds may exceed our earnings. Therefore, portions of the distributions that we make may represent a return of capital to stockholders, which will lower their tax basis in their shares of common stock.

The tax treatment and characterization of our distributions may vary significantly from time to time due to the nature of our investments. The ultimate tax characterization of our distributions made during a tax year may not finally be determined until after the end of that tax year. We may make distributions during a tax year that exceed our investment company taxable income and net capital gains for that tax year. In such a situation, the amount by which our total distributions exceed investment company taxable income and net capital gains generally would be treated as a return of capital up to the amount of a stockholder’s tax basis in the shares, with any amounts exceeding such tax basis treated as a gain from the sale or exchange of such shares. A return of capital generally is a return of a shareholder’s investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with the offering, including any fees payable to our Advisor. Moreover, we may pay all or a substantial portion of our distributions from borrowings in anticipation of future cash flow, which could constitute a return of stockholders’ capital and will lower such stockholders’ tax basis in our shares, which may result in increased tax liability to stockholders when they sell such shares.

We may face increasing competition for investment opportunities, which could delay deployment of our capital, reduce returns and result in losses.

We compete for investments with other BDCs and investment funds (including private equity funds, mezzanine funds and CLO funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in middle market private U.S. companies. Furthermore, the potentially changing regulatory landscape as a result of the presidential administration may increase the number of middle-market investors. As a result of these new entrants, competition for investment opportunities in middle market private U.S. companies may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in middle market private U.S. companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC.

A significant portion of our investment portfolio is and will be recorded at fair value as determined in good faith by our board of trustees and, as a result, there is and will be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value, as determined by our board of trustees. There is not a public market for the securities of the privately held companies in which we invest. Most of our investments are not publicly traded or actively traded on a secondary market but are, instead, traded on a privately negotiated OTC secondary market for institutional investors or are not traded at all. As a result, we value these securities quarterly at fair value as determined in good faith by our board of trustees.

Certain factors that may be considered in determining the fair value of our investments include dealer quotes for securities traded on the secondary market for institutional investors, the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly traded companies, discounted cash flows and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these non-traded securities existed. Due to this uncertainty, our fair value determinations may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon the sale of one or more of our investments.

Our board of trustees may change our operating policies and strategies without prior notice or shareholder approval, the effects of which may be adverse to our shareholders.

Our board of trustees has the authority to modify or waive current operating policies, investment criteria and strategies without prior notice and without shareholder approval. Moreover, we have significant investment flexibility within our investment strategies. Therefore, we may invest our assets in ways with which investors may not agree. We also cannot predict the effect any changes to current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and the value of our securities. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment.

We may experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the debt securities we acquire, the level of our expenses, variations in and the timing of fee income and the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.

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

If we, our affiliates and our and their respective third-party service providers are unable to maintain the availability of electronic data systems and safeguard the security of data, our ability to conduct business may be compromised, which could impair our liquidity, disrupt our business, damage our reputation or otherwise adversely affect our business.

Cybersecurity refers to the combination of technologies, processes, and procedures established to protect information technology systems and data from unauthorized access, attack, or damage. We, our affiliates and our and their respective third-party service providers are subject to cybersecurity risks. Cybersecurity risks have significantly increased in recent years and, while we have not experienced any material losses relating to cyber attacks or other information security breaches, we could suffer such losses in the future. Our, our affiliates and our and their respective third-party service providers’ computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code and other events that could have a security impact. If one or more of such events occur, this potentially could jeopardize confidential and other information, including nonpublic personal information and sensitive business data, processed and stored in, and transmitted through, computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our affiliates and our and their respective third-party service providers. This could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise adversely affect our business, financial condition or results of operations. Privacy and information security laws and regulation changes, and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks.

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

Changes in laws or regulations governing our operations or the operations of our business partners may adversely affect our business or cause us to alter our business strategy.

We, our portfolio companies and our business partners are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make and the deductibility of interest expense by our portfolio companies, potentially with retroactive effect. In particular, over the last several years there has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. New or repealed legislation, interpretations, rulings or regulations could require changes to certain business practices of us or our portfolio companies, negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition, any changes to the laws and regulations governing our operations, including with respect to permitted investments, may cause us to alter our investment strategy to avail ourselves of new or different opportunities or make other changes to our business. Such changes could result in material differences to our strategies and plans as set forth in this annual report on Form 10-K and may result in our investment focus shifting from the areas of expertise of the Advisor to other types of investments in which the Advisor may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of a stockholder’s investment.

The impact on us of recent financial reform legislation, including the Dodd-Frank Act, is uncertain.

The Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended, or the Dodd-Frank Act, made broad changes to the OTC derivatives market, granted significant new authority to the Commodity Futures Trading Commission, or CFTC, and the SEC to regulate OTC derivatives (swaps and security-based swaps) and participants in these markets. The Dodd-Frank Act is intended to regulate the OTC derivatives market by requiring many derivative transactions to be cleared and traded on an exchange, expanding entity registration requirements, imposing business conduct requirements on dealers and requiring banks to move some derivatives trading units to a non-guaranteed affiliate separate from the deposit-taking bank or divest them altogether. The CFTC has implemented mandatory clearing and exchange-trading of certain OTC derivatives contracts including many standardized interest rate swaps and credit default index swaps. The CFTC continues to approve contracts for central clearing. Exchange-trading and central clearing are expected to reduce counterparty credit risk by substituting the clearinghouse as the counterparty to a swap and increase liquidity, but exchange-trading and central clearing do not make swap transactions risk-free. Uncleared swaps, such as non-deliverable foreign currency forwards, are subject to certain margin requirements that mandate the posting and collection of minimum margin amounts. This requirement may result in the portfolio and its counterparties posting higher margin amounts for uncleared swaps than would otherwise be the case. Certain rules require centralized reporting of detailed information about many types of cleared and uncleared swaps. Reporting of swap data may result in greater market transparency, but may subject a portfolio to additional administrative burdens, and the safeguards established to protect trader anonymity may not function as expected. Future CFTC or SEC rulemakings to implement the Dodd-Frank Act requirements could potentially limit or completely restrict our ability to use these instruments as a part of our investment strategy, increase the costs of using these instruments or make them less effective. Limits or restrictions applicable to the counterparties with which we engage in derivative transactions could also prevent us from using these instruments or affect the pricing or other factors relating to these instruments, or may change availability of certain investments. The SEC has also indicated that it may adopt new policies on the use of derivatives by registered investment companies. Such policies could affect the nature and extent of our use of derivatives.

The presidential administration has announced its intention to repeal, amend or replace certain portions of Dodd-Frank and the regulations implemented thereunder. Given the uncertainty associated with the manner in which and whether the provisions of the Dodd-Frank Act will be implemented, repealed, amended or replaced, the full impact such requirements will have on our business, results of operations or financial condition is unclear. The changes resulting from the Dodd-Frank Act or any changes to the regulations already implemented thereunder may require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. Failure to comply with any such laws, regulations or principles, or changes thereto, may negatively impact our business, results of operations and financial condition. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us as a result of recent financial reform legislation, these changes could be materially adverse to us and our stockholders.

Regulations adopted by prudential regulators have begun to require that certain qualified financial contracts entered into with certain counterparties that are part of a U.S. or foreign banking organization designated as a global-systemically important banking organization to include contractual provisions that delay or restrict the rights of counterparties, such as the portfolio, to exercise certain close-out, cross-default and similar rights under certain conditions. Qualified financial contracts include agreements relating to swaps, foreign currency forward contracts and other derivatives. Qualified financial contracts are subject to a stay for a specified time period during which counterparties, such as the portfolio, will be prevented from closing out a qualified financial contract if the counterparty is subject to resolution proceedings and prohibit the portfolio from exercising default rights due to a receivership or similar proceeding of an affiliate of the counterparty. Implementation of these requirements may increase credit and other risks to the portfolio.

The SBCA Act allows us to incur additional leverage.

On March 23, 2018, the Small Business Credit Availability Act, or the SBCA Act, became law. The SBCA Act, among other things, amends Section 61(a) of the 1940 Act to add a new Section 61(a)(2) which reduces the asset coverage requirements for senior securities applicable to BDCs from 200% to 150% provided that certain disclosure, approval and other requirements are met. Before the reduced asset coverage requirements under Section 61(a)(2) are effective with respect to us, the application of that section of the 1940 Act must be approved by either (1) a “required majority,” as defined in the Section 57(o) of the 1940 Act, of our board of trustees or (2) a majority of votes cast at a special or annual meeting of our shareholders. As a result, we may be able to incur additional indebtedness in the future, and, therefore the risk of an investment in us may increase.

Future legislation or rules could modify how we treat derivatives and other financial arrangements for purposes of our compliance with the leverage limitations of the 1940 Act.

Future legislation or rules may modify how we treat derivatives and other financial arrangements for purposes of our compliance with the leverage limitations of the 1940 Act. For example, the SEC proposed a new rule in December 2015 that is designed to enhance the regulation of the use of derivatives by registered investments companies and BDCs. While the adoption of the December 2015 rule is currently uncertain, the proposed rule, if adopted, or any future legislation or rules, may modify how leverage is calculated under the 1940 Act and, therefore, may increase or decrease the amount of leverage currently available to us under the 1940 Act, which may be materially adverse to us and our shareholders.

Risks Related to the Advisor and its Affiliates

The Advisor and its affiliates, including our officers and some of our trustees, face conflicts of interest as a result of compensation arrangements between us and the Advisor, which could result in actions that are not in the best interests of our shareholders.

The Advisor and its affiliates receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. We pay to the Advisor an incentive fee that is based on the performance of our portfolio and an annual base management fee that is based on the average value of our gross assets. Because the incentive fee is based on the performance of our portfolio, the Advisor may be incentivized to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee is determined may also encourage the Advisor to use leverage to increase the return on our investments. In addition, because the base management fee is based upon the average value of our gross assets, which includes any borrowings for investment purposes, the Advisor may be incentivized to recommend the use of leverage or the issuance of additional equity to make additional investments and increase the average value of our gross assets. Under certain circumstances, the use of leverage may increase the likelihood of default, which could disfavor holders of our common stock. Our compensation arrangements could therefore result in our making riskier or more speculative investments, or relying more on leverage to make investments, than would otherwise be the case. This could result in higher investment losses, particularly during cyclical economic downturns.

We may be obligated to pay the Advisor incentive compensation on income that we have not received.

Any incentive fee payable by us that relates to our net investment income may be computed and paid on income that may include interest that has been accrued but not yet received. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously included in the calculation of the incentive fee will become uncollectible. The Advisor is not under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued income that we never received as a result of a default by an entity on the obligation that resulted in the accrual of such income, and such circumstances would result in our paying an incentive fee on income we never received.

For U.S. federal income tax purposes, we are required to recognize taxable income (such as deferred interest that is accrued as original issue discount) in some circumstances in which we do not receive a corresponding payment in cash. Under such circumstances, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay an incentive fee with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

There may be conflicts of interest related to obligations the Advisor’s senior management and investment teams have to our affiliates and to other clients.

The members of the senior management and investment teams of the Advisor serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment vehicles managed by the same personnel. For example, the Advisor is also the investment adviser to FS KKR Capital Corp., FS Investment Corporation II, FS Investment Corporation III and FS Investment Corporation IV, or together with the Company, the Fund Complex, and the officers, managers and other personnel of the Advisor may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with FS Investments or KKR Credit. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our stockholders. Our investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For example, we rely on the Advisor to manage our day-to-day activities and to implement our investment strategy. The Advisor and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to us. As a result of these activities, the Advisor, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of other entities affiliated with FS Investments or KKR Credit. The Advisor and its employees will devote only as much of its or their time to our business as the Advisor and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.

The time and resources that individuals employed by the Advisor devote to us may be diverted and we may face additional competition due to the fact that individuals employed by the Advisor are not prohibited from raising money for or managing another entity that makes the same types of investments that we target.

Neither the Advisor, nor persons providing services to us on behalf of the Advisor, are prohibited from raising money for and managing another investment entity that makes the same types of investments as those we target. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities.

The Advisor’s liability is limited under the Investment Advisory Agreement and we are required to indemnify it against certain liabilities, which may lead it to act in a riskier manner on our behalf than it would when acting for its own account.

Pursuant to the Investment Advisory Agreement, the Advisor and its officers, managers, partners, members (and their members, including the owners of their members), agents, employees, controlling persons and any other person or entity affiliated with, or acting on behalf of, the Advisor will not be liable to us for their acts under the Investment Advisory Agreement, absent willful misfeasance, bad faith or gross negligence in the performance of their duties. We have agreed to indemnify, defend and protect the Advisor and its officers, managers, partners, members (and their members, including the owners of their members), agents, employees, controlling persons and any other person or entity affiliated with, or acting on behalf of, the Advisor with respect to all damages, liabilities, costs and expenses resulting from acts of the Advisor not arising out of willful misfeasance, bad faith or gross negligence in the performance of their duties under the Investment Advisory Agreement. These protections may lead the Advisor to act in a riskier manner when acting on our behalf than it would when acting for its own account.

Our Advisor and its affiliates may experience conflicts of interest in connection with the negotiation of arranging and other transaction-related fees paid by our portfolio companies.

In negotiating originated loans and certain other originated credit investments on our behalf, our Advisor and its affiliate may have the ability to negotiate the payment of arranging and other transaction-related fees by the relevant counterparty to the Advisor and its affiliates and/or an original issue discount (“OID”). In such circumstances, our Advisor will face a conflict of interest to the extent that a portion of any arranging or transaction-related fees payable to our Advisor and its affiliates may be retained by the Advisor and

Our access to confidential information may restrict our ability to take action with respect to some investments, which, in turn, may negatively affect our results of operations.

We, directly or through our Advisor, may obtain confidential information about the companies in which we have invested or may invest. If we possess confidential information about such companies, there may be restrictions on our ability to make, dispose of, increase the amount of, or otherwise take action with respect to, an investment in those companies. The impact of these restrictions on our ability to take action with respect to our investments could have an adverse effect on our results of operations.

Our Advisor will face restrictions on its use of inside information about existing or potential investments that they acquire through relationships with other advisory clients, and those restrictions may limit the freedom of our Advisor to enter into or exit from investments for us, which could have an adverse effect on our results of operations.

In the course of its duties, the members, officers, trustees, employees, principals or affiliates of our Advisor may come into possession of material, non-public information. The possession of such information may to our detriment, limit the ability of our Advisor to buy or sell a security or otherwise to participate in an investment opportunity for us. In certain circumstances, employees of our Advisor may serve as board members or in other capacities for portfolio or potential portfolio companies, which could restrict our ability to trade in the securities of such companies. For example, if personnel of the Advisor come into possession of material non-public information with respect to our investments, such personnel will be restricted by our Advisor’s information-sharing policies and procedures or by law or contract from sharing such information with our management team, even where the disclosure of such information would be in our best interests or would otherwise influence decisions taken by the members of the management team with respect to that investment. This conflict and these procedures and practices may limit the freedom of our Advisor to enter into or exit from potentially profitable investments for us which could have an adverse effect on our results of operations. Accordingly, there can be no assurance that we will be able to fully leverage the resources and industry expertise of our Advisor’s other businesses. Additionally, there may be circumstances in which one or more individuals associated with our Advisor will be precluded from providing services to us because of certain confidential information available to those individuals or to other parts of our Advisor.

Risks Related to Business Development Companies

Failure to maintain our status as a BDC would reduce our operating flexibility.

If we do not remain a BDC, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility.

We are uncertain of our sources for funding our future capital needs and if we cannot obtain debt or equity financing on acceptable terms, or at all, our ability to acquire investments and to expand our operations will be adversely affected.

Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require debt or equity financing to operate. We may also need to access the capital markets to refinance existing debt obligations to the extent maturing obligations are not repaid with cash flows from operations. In order to maintain RIC tax treatment, we must distribute distributions to our stockholders each tax year on a timely basis generally of an amount at least equal to 90% of our investment company taxable income, determined without regard to any deduction for distributions paid, and the amounts of such distributions will therefore not be available to fund investment originations or to repay maturing debt. In addition, with certain limited exceptions, we are only allowed to borrow amounts or issue debt securities or preferred stock, which we refer to collectively as “senior securities,” such that our asset coverage, as calculated pursuant to the 1940 Act, equals at least 200% immediately after such borrowing, which, in certain circumstances, may restrict our ability to borrow or issue debt securities or preferred stock. In the event that we develop a need for additional capital in the future for investments or for any other reason, and we cannot obtain debt or equity financing on acceptable terms, or at all, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to allocate our portfolio among various issuers and industries and achieve our investment objectives, which may negatively impact our results of operations and reduce our ability to make distributions to our stockholders.

The requirement that we invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a BDC.

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of such acquisition, at least 70% of our total assets are qualifying assets. Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets. Similarly, these rules could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time to comply with the

1940 Act. If we were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments. Conversely, if we fail to invest a sufficient portion of our assets in qualifying assets, we could lose our status as a BDC, which would subject us to substantially more regulatory restrictions and significantly decrease our operating flexibility.

Regulations governing our operation as a BDC and a RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.

As a result of our need to satisfy the Annual Distribution Requirement in order to maintain RIC tax treatment under Subchapter M of the Code, we may need to periodically access the capital markets to raise cash to fund new investments. We may issue “senior securities,” as defined in the 1940 Act, including issuing preferred stock, borrowing money from banks or other financial institutions, or issuing debt securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. Our ability to issue certain other types of securities is also limited. Under the 1940 Act, we are also generally prohibited from issuing or selling our common stock at a price per share, after deducting underwriting commissions, that is below our net asset value per share, without first obtaining approval for such issuance from our stockholders and our independent directors. Compliance with these limitations on our ability to raise capital may unfavorably limit our investment opportunities. These limitations may also reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend.

In addition, because we incur indebtedness for investment purposes, if the value of our assets declines, we may be unable to satisfy the asset coverage test under the 1940 Act, which would prohibit us from paying distributions and, as a result, could cause us to be subject to corporate-level tax on our income and capital gains, regardless of the amount of distributions paid. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous.

Our ability to enter into transactions with our affiliates is restricted.

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent members of our board of trustees and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we will generally be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our board of trustees. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our board of trustees and, in some cases, the SEC. The SEC Exemptive Order permits us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by the Advisor or KKR Credit, with our co-investment affiliates. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons to the extent not covered by the exemptive relief, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their respective affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company of a fund managed by the Advisor without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

Risks Related to Our Investments

Our investments in prospective portfolio companies may be risky, and we could lose all or part of our investment.

Our investments in senior secured loans, second lien secured loans, senior secured bonds, subordinated debt and equity of private U.S. companies, including middle market companies, may be risky and there is no limit on the amount of any such investments in which we may invest.

Senior Secured Loans, Second Lien Secured Loans and Senior Secured Bonds. There is a risk that any collateral pledged by portfolio companies in which we have taken a security interest may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. To the extent our debt investment is collateralized by the securities of a portfolio company’s subsidiaries, such securities may lose some or all of their value in the event of the bankruptcy or insolvency of the portfolio company. Also, in some circumstances, our security interest may be contractually or structurally subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the debt. Secured debt that is under-collateralized involves a greater risk of loss. In addition, second lien secured debt is granted a second priority security interest in collateral, which means that any realization of collateral will generally be applied to pay senior secured debt in full before second lien secured debt is paid. Consequently, the fact that debt is secured does not guarantee that we will receive principal and interest payments according to the debt’s terms, or at all, or that we will be able to collect on the debt should we be forced to enforce our remedies.

Subordinated Debt. Our subordinated debt investments will generally rank junior in priority of payment to senior debt and will generally be unsecured. This may result in a heightened level of risk and volatility or a loss of principal, which could lead to the loss of the entire investment. These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our stockholders to non-cash income. Because we will not receive any principal repayments prior to the maturity of some of our subordinated debt investments, such investments will be of greater risk than amortizing loans.

Equity and Equity-Related Securities. We may make select equity investments. In addition, in connection with our debt investments, we on occasion receive equity interests such as warrants or options as additional consideration. The equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Convertible Securities. We may invest in convertible securities, such as bonds, debentures, notes, preferred stocks or other securities that may be converted into, or exchanged for, a specified amount of common stock of the same or different issuer within a particular period of time at a specified price or formula. A convertible security may be subject to redemption at the option of the issuer at a price established in the convertible security’s governing instrument. If a convertible security held by us is called for redemption, it will be required to permit the issuer to redeem the security, convert it into the underlying common stock or sell it to a third party. Any of these actions could have an adverse effect on our ability to achieve our investment objective.

Structured Products. We may invest in structured products, which may include collateralized debt obligations, collateralized bond obligations, collateralized loan obligations, structured notes and credit-linked notes. When investing in structured products, we may invest in any level of the subordination chain, including subordinated (lower-rated) tranches and residual interests (the lowest tranche). Structured products may be highly levered and therefore, the junior debt and equity tranches that we may invest in are subject to a higher risk of total loss and deferral or nonpayment of interest than the more senior tranches to which they are subordinated. In addition, we will generally have the right to receive payments only from the issuer or counterparty, and will generally not have direct rights against the underlying borrowers or entities. Furthermore, the investments we make in structured products are at times thinly traded or have only a limited trading market. As a result, investments in such structured products may be characterized as illiquid securities.

Non-U.S. Securities. We may invest in non-U.S. securities, which may include securities denominated in U.S. dollars or in non-U.S. currencies and securities of companies in emerging markets, to the extent permitted by the 1940 Act. Because evidences of ownership of such securities usually are held outside the United States, we would be subject to additional risks if we invested in non-U.S. securities, which include possible adverse political and economic developments, seizure or nationalization of foreign deposits and adoption of governmental restrictions which might adversely affect or restrict the payment of principal and interest on the non-U.S. securities to investors located outside the country of the issuer, whether from currency blockage or otherwise.

Because non-U.S. securities may be purchased with and payable in foreign currencies, the value of these assets as measured in U.S. dollars may be affected unfavorably by changes in currency rates and exchange control regulations. In addition, investing in securities of companies in emerging markets involves many risks, including potential inflationary economic environments, regulation by foreign governments, different accounting standards, political uncertainties and economic, social, political, financial, tax and security conditions in the applicable emerging market, any of which could negatively affect the value of companies in emerging markets or investments in their securities.

Derivatives. We may invest from time to time in derivatives, including total return swaps, interest rate swaps, credit default swaps and foreign currency forward contracts. Derivative investments have risks, including: the imperfect correlation between the value of such instruments and our underlying assets, which creates the possibility that the loss on such instruments may be greater than the gain in the value of the underlying assets in our portfolio; the loss of principal; the possible default of the other party to the transaction; and illiquidity of the derivative investments. If a counterparty becomes bankrupt or otherwise fails to perform its obligations under a derivative contract due to financial difficulties, we may experience significant delays in obtaining any recovery under the derivative contract in a bankruptcy or other reorganization proceeding, or may not recover at all. In addition, in the event of the insolvency of a counterparty to a derivative transaction, the derivative contract would typically be terminated at its fair market value. If we are owed this fair market value in the termination of the derivative contract and our claim is unsecured, we will be treated as a general creditor of such counterparty and will not have any claim with respect to the underlying security. Certain of the derivative investments in which we may invest may, in certain circumstances, give rise to a form of financial leverage, which may magnify the risk of owning such instruments. The ability to successfully use derivative investments depends on the ability of the Advisor to predict pertinent market movements, which cannot be assured. In addition, amounts paid by us as premiums and cash or other assets held in margin accounts with respect to our derivative investments would not be available to it for other investment purposes, which may result in lost opportunities for gain.

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

Investments in Private Funds. We may invest in, or wholly own, private investment funds, including hedge funds, private equity funds, limited liability companies, real estate investment trusts, and other business entities. In valuing our investments in private investment funds, we rely primarily on information provided by managers of such funds. Valuations of illiquid securities, such as interests in certain private investment funds, involve various judgments and consideration of factors that may be subjective. There is a risk that inaccurate valuations provided by managers of private investment funds could adversely affect the value of our common stock. We may not be able to withdraw our investment in certain private investment funds promptly after it has made a decision to do so, which may result in a loss to us and adversely affect our investment returns.

Below Investment Grade Risk. In addition, we invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be difficult to value and illiquid.

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

•

The presence of OID and PIK creates the risk of non-refundable cash payments to our Advisor in the form of subordinated incentive fees on income based on non-cash OID and PIK income accruals that may never be realized; and

•	In the case of PIK “toggle” debt, the PIK election has the simultaneous effects of increasing the investment income, thus increasing the potential for realizing incentive fees.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

We pursue a strategy focused on investing primarily in the debt of privately owned U.S. companies with a focus on originated transactions sourced through the network of our Advisor. Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

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

Although we generally structure certain of our investments as senior debt, if one of the portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we provided managerial assistance to that portfolio company or a representative of us or our Advisor sat on the board of trustees of such portfolio company, a bankruptcy court might re-characterize our debt investment and subordinate all or a portion of our claim to that of other creditors. In situations where a bankruptcy carries a high degree of political significance, our legal rights may be subordinated to other creditors.

In addition a number of U.S. judicial decisions have upheld judgments obtained by borrowers against lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has violated a duty (whether implied or contractual) of good faith, commercial reasonableness and fair dealing, or a similar duty owed to the borrower or has assumed an excessive degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. Because of the nature of our investments in portfolio companies (including that, as a BDC, we may be required to provide managerial assistance to those portfolio companies), we may be subject to allegations of lender liability.

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

Declines in market values or fair market values of our investments could result in significant net unrealized depreciation of our portfolio, which in turn would reduce our net asset value.

Under the 1940 Act, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by or under the direction of our board of trustees. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity) and impairments of the market values or fair market values of our investments, even if unrealized, must be reflected in our financial statements for the applicable period as unrealized depreciation, which could result in a significant reduction to our net asset value for a given period.

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

We rely primarily on information provided by managers of private investment funds in valuing our investments in such funds. There is a risk that inaccurate valuations provided by managers of private investment funds could adversely affect the value of our common stock. In addition, there can be no assurance that a manager of a private investment fund will provide advance notice of any material change in such private investment fund’s investment program or policies and thus, our investment portfolio may be subject to additional risks which may not be promptly identified by our Advisor. Moreover, we may not be able to withdraw our investments in certain private investment funds promptly after we have made a decision to do so, which may result in a loss to us and adversely affect our investment returns.

Before investing in any private investment fund, the Advisor, under the oversight of our board of trustees, will conduct a due diligence review of the valuation methodology utilized by the private investment fund, which as a general matter we expect would utilize market values when available, and otherwise utilize principles of fair value that the Advisor reasonably believe to be consistent with those used by us for valuing our own investments. After investing in a private investment fund, the Advisor will monitor the valuation methodology used by the asset manager and/or issuer of the private investment fund. Following procedures adopted by our board of trustees, in the absence of specific transaction activity in a particular private investment fund, our board of trustees will consider whether it is appropriate, in light of all relevant circumstances, to value our investment at the net asset value reported by the private investment fund at the time of valuation or to adjust the value to reflect a premium or discount.

Our Advisor will provide our board of trustees with periodic reports, no less frequently than quarterly, that discuss the functioning of the valuation process, if applicable to that period, and that identify issues and valuations problems that have arisen, if any. To the extent deemed necessary by the Advisor, our board of trustees will review any securities valued by the Advisor in accordance with our valuation policies.

Our board of trustees—with the assistance of the Advisor, officers and, through them, independent valuation agents—is responsible for determining in good faith the fair value of our portfolio investments for which market quotations are not readily available (as is the case of private investment funds). Our board of trustees will make this determination on a monthly basis and any other time when a decision is required regarding the fair value of our investments in private investment funds or other portfolio investments for which market quotations are not available. A determination of fair value involves subjective judgments and estimates, and it is possible that the fair value determined for a security may differ materially from the value that could be realized upon the sale of the security.

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

Our investments are primarily in privately held companies. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and the ability to withstand financial distress. As a result, these companies, which may present greater credit risk than public companies, may be unable to meet the obligations under their debt securities that we hold. Second, the investments themselves often may be illiquid. The securities of most of the companies in which we invest are not publicly traded or actively traded on the secondary market and are, instead, traded on a privately negotiated OTC secondary market for institutional investors. In addition, such securities may be subject to legal and other restrictions on resale. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. In addition, in a restructuring, we may receive substantially different securities than our original investment in a portfolio company, including securities in a different part of the capital structure. These investments may also be difficult to value because little public information generally exists about private companies, requiring an experienced due diligence team to analyze and value the potential portfolio company. Finally, these companies often may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of the Advisor to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. These companies and their financial information will generally not be subject to the Sarbanes-Oxley Act and other rules and regulations that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.

A lack of liquidity in certain of our investments may adversely affect our business.

We invest in certain companies whose securities are not publicly traded or actively traded on the secondary market and are, instead, traded on a privately negotiated OTC secondary market for institutional investors and whose securities are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. The illiquidity of certain of our investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price or at all, and, as a result, we may suffer losses.

Certain investment analyses and decisions by the Advisor may be required to be undertaken on an expedited basis.

Investment analyses and decisions by the Advisor may be required to be undertaken on an expedited basis to take advantage of investment opportunities. While we generally will not seek to make an investment until the Advisor have conducted sufficient due diligence to make a determination as to the acceptability of the credit quality of the investment and the underlying issuer, in such cases, the information available to the Advisor at the time of making an investment decision may be limited. Therefore, no assurance can be given that the Advisor will have knowledge of all circumstances that may adversely affect an investment. In addition, the Advisor expect often to rely upon independent consultants in connection with its evaluation of proposed investments. No assurance can be given as to the accuracy or completeness of the information provided by such independent consultants and we may incur liability as a result of such consultants’ actions.

We may not have the funds or ability to make additional investments in our portfolio companies or to fund our unfunded commitments.

After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the exercise of a warrant or other right to purchase common stock. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Even if we do have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, we prefer other opportunities, we are limited in our ability to do so by compliance with BDC requirements, or we desire to maintain our RIC status. Our ability to make follow-on investments may also be limited by our Advisor’s allocation policies. Any decisions not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful operation or may reduce the expected return on the investment.

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

The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. If we use leverage to partially finance our investments, through borrowing from banks and other lenders you will experience increased risks of investing in our securities. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would if we had not borrowed and employed leverage. Similarly, any decrease in our income would cause net income to decline more sharply than it would have if we had not borrowed and employed leverage. Such a decline could negatively affect our ability to service our debt or make distributions to our shareholders. In addition, our shareholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management or incentive fees payable to our Advisor.

The amount of leverage that we employ will depend on our Advisor’s and our board of trustees’ assessment of market and other factors at the time of any proposed borrowing. There can be no assurance that leveraged financing will be available to us on favorable terms or at all. However, to the extent that we use leverage to finance our assets, our financing costs will reduce cash available for distributions to shareholders. Moreover, we may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.

Risks Related to an Investment in Our Common Stock

Our ongoing, continuous “best efforts” offering was terminated in April 2018. Because we were unable to raise a substantial portion of the maximum offering size, we will be more limited in the number and size of investments we may make, and the value of your investment in us may be reduced in the event our assets under-perform.

In January 2018, we suspended its Offering to new investors and on April 30, 2018, we terminated the Offering. As a result, we may not be able to obtain the additional capital we require from other sources. There can be no assurance that we will be able to generate capital from alternative sources, including from the sale of shares through the distribution reinvestment plan or through borrowings, to fund our operating and capital needs, including cash required to fund repurchases under our share repurchase program, or to make distributions to our shareholders. If we are required to sell assets to generate needed cash, our ability to generate future cash flow from operations will be adversely impacted. Moreover, the opportunity for diversification of our investments may be decreased and the returns achieved on those investments may be reduced as a result of allocating all of our expenses among a smaller capital base. In addition, our failure to raise adequate capital due to the termination of our Offering or for any other reason may impact our ability to successfully implement our investment strategy or achieve portfolio diversification, which could adversely impact the value of an investment in our common shares.

Our shares are not listed on an exchange or quoted through a quotation system, and will not be for the foreseeable future, if ever. Therefore, it is unlikely that stockholders will be able to sell our shares and, if they are able to do so, it is unlikely that they will receive a full return of their invested capital.

Our shares are illiquid assets for which there is not a secondary market and it is not expected that any will develop in the foreseeable future. There can be no assurance that we will complete a liquidity event. A liquidity event could include: (1) a listing of our shares on a national securities exchange; (2) the sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation; or (3) a merger or another transaction approved by our board of trustees in which our stockholders likely will receive cash or shares of a publicly traded company, including potentially a company that is an affiliate of us.

In addition, any shares repurchased pursuant to our share repurchase program may be purchased at a price which may reflect a discount from the purchase price stockholders paid for the shares being repurchased. If our shares are listed, we cannot assure shareholders that a public trading market will develop. In addition, a liquidity event involving a listing of our shares on a national securities exchange may include certain restrictions on the ability of shareholders to sell their shares. Further, even if we do complete a liquidity event, stockholders may not receive a return of all of their invested capital. See “Share Repurchase Program” for a detailed description of the share repurchase program.

We are not obligated to complete a liquidity event by a specified date; therefore, it will be difficult for an investor to sell his or her shares.

A liquidity event could include: (1) a listing of our common stock on a national securities exchange; (2) the sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation; or (3) a merger or another transaction approved by our board of trustees in which our shareholders likely will receive cash or shares of a publicly traded company, including potentially a company that is an affiliate of us. However, there can be no assurance that we will complete a liquidity event by a specified date or at all. If we do not successfully complete a liquidity event, liquidity for a stockholder’s shares will be limited to our share repurchase program, which we have no obligation to maintain.

We intend, but are not required, to offer to repurchase our shares on a quarterly basis. As a result, shareholders will have limited opportunities to sell their shares.

We have adopted a share repurchase program to allow you to tender your shares to us on a quarterly basis at a price that is approximately equal to our net asset value as of the end of the most recent relevant calendar quarter. On January 18, 2018, we commenced our first tender offer. The share repurchase program includes numerous restrictions that limit your ability to sell your shares. We limit repurchases in each quarter to 2.5% of the weighted average number of shares of our common stock outstanding in the prior four calendar quarters. We intend to limit the number of shares to be repurchased during any calendar year to the number of shares we can repurchase with the proceeds we receive from the sale of shares of our common stock under our distribution reinvestment plan, although at the discretion of our board of trustees, we may also use cash on hand, cash available from borrowings, and cash from the sale of our investments as of the end of the applicable period to repurchase shares. To the extent that the number of shares put to us for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, not on a first-come, first-served basis. Further, we have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under federal law or Delaware law, which prohibits distributions that would cause a trust to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all repurchase requests made in any year. Our board of trustees may amend, suspend or terminate the share repurchase program upon 30 days’ notice. We will notify our shareholders of such developments: (i) in our quarterly reports or (ii) by means of a separate mailing to you, accompanied by disclosure in a current or periodic report under the Exchange Act. In addition, under the quarterly share repurchase program, if implemented, we will have discretion to not repurchase shares, to suspend the program, and to cease repurchases. Further, the program may have many limitations and should not be relied upon as a method to sell shares promptly and at a desired price. See “Share Repurchase Program.”

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

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;

•	loss of RIC or BDC status;

•	distributions that exceed our net investment income and net income as reported according to GAAP;

•	changes in earnings or variations in operating results;

•	changes in accounting guidelines governing valuation of our investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors;

•	departure of our Advisor or certain of its key personnel;

•	general economic trends and other external factors; and

•	loss of a major funding source.

We may pay distributions from offering proceeds, borrowings or the sale of assets to the extent our cash flows from operations, net investment income or earnings are not sufficient to fund declared distributions.

We may fund distributions from the uninvested proceeds of a securities offering and borrowings, and we have not established limits on the amount of funds we may use from such proceeds or borrowings to make any such distributions. We have paid and may continue to pay distributions from the sale of assets to the extent distributions exceed our earnings or cash flows from operations. Distributions from offering proceeds (including the sale of shares through the distribution reinvestment plan) or from borrowings could reduce the amount of capital we ultimately invest in our portfolio companies.

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

Risks Related to U.S. Federal Income Tax

We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code or to satisfy the RIC annual distribution requirements.

Besides maintaining our election to be treated as a BDC under the 1940 Act, in order for us to qualify as a RIC under Subchapter M of the Code, we must meet the following annual distribution, income source and asset diversification requirements. See “Item 1. Business—Taxation as a RIC.”

•	The 90% Income Test will be satisfied if we earn at least 90% of our gross income for each tax year from dividends, interest, gains from the sale of securities or similar sources.

•

The Diversification Tests will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our tax year. To satisfy these requirements, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of such issuer; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly-traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

In any tax year in which we qualify as a RIC, in order for us to be able to be subject to tax as a RIC, we are required to meet an annual distribution requirement. The annual distribution requirement for RIC tax treatment will be satisfied if we distribute to our stockholders, for each tax year, dividends of an amount generally at least equal to the sum of 90% of our investment company taxable income, which is generally the sum of our ordinary net income and realized net short-term capital gains in excess of realized net long-term capital losses, without regard to any deduction for dividends paid. Because we may use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and may in the future become subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the annual distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

We must satisfy these tests on an ongoing basis in order to maintain RIC tax treatment, and may be required to make distributions to stockholders at times when it would be more advantageous to invest cash in our existing or other investments, or when we do not have funds readily available for distribution. Compliance with the RIC tax requirements may hinder our ability to operate solely on the basis of maximizing profits and the value of our stockholders’ investments. Also, the rules applicable to our qualification as a RIC are complex, with many areas of uncertainty. If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure may have a material adverse effect on us and on any investment in us. The Code provides certain forms of relief from RIC disqualification due to failures of the 90% Income Test or any of the Diversification Tests, although there may be additional taxes due in such cases. We cannot assure you that we would qualify for any such relief should we fail either the 90% Income Test or any of the Diversification Tests.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, our investments may include debt instruments that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants). To the extent original issue discount or PIK interest constitutes a portion of our income, we must include in taxable income each tax year a portion of the original issue discount or PIK interest that accrues over the life of the instrument, regardless of whether cash representing such income is received by us in the same tax year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discount and include such amounts in our taxable income in the current tax year, instead of upon disposition, as not making the election would limit our ability to deduct interest expenses for tax purposes.

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the tax year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for or maintain RIC tax treatment and thus become subject to corporate-level income tax.

Furthermore, we may invest in the equity securities of non-U.S. corporations (or other non-U.S. entities classified as corporations for U.S. federal income tax purposes) that could be treated under the Code and U.S. Treasury regulations as “passive foreign investment companies” and/or “controlled foreign corporations.” The rules relating to investment in these types of non-U.S. entities are designed to ensure that U.S. taxpayers are either, in effect, taxed currently (or on an accelerated basis with respect to corporate level events) or taxed at increased tax rates at distribution or disposition. In certain circumstances, these rules also could require us to recognize taxable income or gains where we do not receive a corresponding payment in cash and, under recently proposed U.S. federal income tax regulations, all or a portion of such taxable income and gains may not be considered qualifying income for purposes of the 90% Income Test.

Our portfolio investments may present special tax issues.

Investments in below-investment grade debt instruments and certain equity securities may present special tax issues for us. U.S. federal income tax rules are not entirely clear about issues such as when we may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless debt in equity securities, how payments received on obligations in default should be allocated between principal and interest income, as well as whether exchanges of debt instruments in a bankruptcy or workout context are taxable. Such matters could cause us to recognize taxable income for U.S. federal income tax purposes, even in the absence of cash or economic gain, and require us to make taxable distributions to our stockholders to maintain our RIC status or preclude the imposition of either U.S. federal corporate income or excise taxation. Additionally, because such taxable income may not be matched by corresponding cash received by us, we may be required to borrow money or dispose of other investments to be able to make distributions to our stockholders. These and other issues will be considered by us, to the extent determined necessary, in order that we minimize the level of any U.S. federal income or excise tax that we would otherwise incur. See “Item 1. Business—Taxation as a RIC.”

Legislative or regulatory tax changes could adversely affect investors.

At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. Any of those new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or our stockholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our shares or the value or the resale potential of our investments. In particular, on December 22, 2017, the Tax Cuts and Jobs Act was signed into law. This tax legislation lowers the general corporate income tax rate from 35 percent to 21 percent, makes changes regarding the use of net operating losses, repeals the corporate alternative minimum tax and makes significant changes with respect to the U.S. international tax rules. In addition, the legislation generally requires a holder that uses the accrual method of accounting for U.S. tax purposes to include certain amounts in income no later than the time such amounts are reflected on certain financial statements, which therefore if applicable would require us to accrue income earlier than under prior law, although the precise application of this rule is un-clear at this time. The legislation also limits the amount or value of interest deductions of borrowers and in that way may potentially affect the loan market and our and our portfolio companies’ use of leverage. For individual taxpayers, the legislation reduces the maximum individual income tax rate and eliminates the deductibility of miscellaneous itemized deductions for taxable years 2018 through 2025. The impact of this new legislation is uncertain.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 201 Rouse Boulevard, Philadelphia, Pennsylvania, 19112. We believe that our office facilities are suitable and adequate for our business as it is presently conducted.

Item 3.	Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of any legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material adverse effect upon our financial condition or results of operations.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Many of the amounts and percentages presented in Part II have been rounded for convenience of presentation, and all dollar amounts, excluding share and per share amounts, are presented in thousands unless otherwise noted.

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is currently no established public trading market for our common stock. Therefore, there is a risk that a shareholder may not be able to sell our shares of common stock at a time or price acceptable to the shareholder, or at all.

Continuous Public Offering of Common Stock

On September 29, 2014, our company filed our Registration Statement with the SEC to register our Offering. The Registration Statement was declared effective by the SEC on October 9, 2015 and our company commenced its Offering. We commenced operations on March 1, 2016, when we satisfied our minimum offering requirement and through the suspension of our Offering, we raised gross proceeds of approximately $123.6 million (12.8 million shares) through our Offering, including approximately $3.4 million (0.4 million shares) through our distribution reinvestment plan.

In January 2018, we suspended our Offering to new investors. Following the suspension of our Offering, we have and will continue to issue shares pursuant to our distribution reinvestment plan. From the suspension of our Offering through December 31, 2018, we issued approximately $3.6 million (0.4 million shares) through our distribution reinvestment plan. We formally terminated our Offering effective April 30, 2018, as described in “Item 7. Overview—Changes to Advisory Structure and Other Agreements.”

Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion related to our Offering.

Holders

As of March 12, 2019, we had 2,512 record holders of our common stock.

Recent Sales of Unregistered Securities

None.

Share Repurchase Program and Distributions

We intend to continue to conduct quarterly tender offers pursuant to our share repurchase program.

Subject to the discretion of our trustees, we conduct tender offers on approximately 10% of our weighted average number of outstanding shares in any 12-month period to allow shareholders to tender shares to us on a quarterly basis at a specific offer price that is determined based upon our net asset value as of the last date of the prior quarter prior to the initiation of each tender offer program. Our share repurchase program includes numerous restrictions that limit your ability to sell your shares.

On January 7, 2019, the Company repurchased approximately 315,173 shares (representing 90% of the common shares tendered for repurchase) at $9.14 per share for aggregate consideration totaling $2,881.

Subject to applicable legal restrictions and the sole discretion of our board of trustees, we currently intend to declare and pay regular cash distributions to shareholders on a quarterly basis. From time to time, we may also pay special interim distributions in the form of cash or shares of our common stock at the discretion of our board of trustees. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of trustees.

Any distributions to our shareholders are declared out of assets legally available for distribution. We may fund our cash distributions to shareholders from any sources of funds available to us, including fee waivers or reductions by our Advisors that may be subject to repayment, as well as offering proceeds and borrowings.

The following table reflects the cash distributions per share and the total amount of distributions that we have declared on our common stock during the years ended December 31, 2018, 2017 and 2016:

For the Year Ended December 31,	Per Share	Amount
2016	$0.483928	$1,247
2017	$0.585000	$5,806
2018	$0.585000	$7,408

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—RIC Status and Distributions” and Note 5 to our financial statements contained in this annual report on Form 10-K for additional information regarding our distributions and our distribution reinvestment plan.

Item 6.  Selected Financial Data.

The following selected financial data for the years ended December 31, 2018, 2017, 2016 and 2015 is derived from our financial statements. The following selected financial data for Corporate Capital Trust II should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included elsewhere in this annual report on Form 10-K.

	Year Ended December 31,			Period from August 27, 2015 (Inception) to December 31, 2015
	2018	2017	2016
Statements of operations data:

Investment income	$16,060	$8,870	$1,327	$—

Operating expenses

Total expenses and excise taxes	9,512	7,440	2,614	—

Expense support	(746)	(2,644)	(2,196)	—

Net expenses and excise taxes	8,766	4,796	418	—

Net investment income (loss)	7,294	4,074	909	—

Total net realized and unrealized gain (loss)	(8,126)	563	833	—

Net increase (decrease) in net assets resulting from operations	$(832)	$4,637	$1,742	—

Per share data:

Net investment income (loss)—basic and diluted(1)	$0.58	$0.41	$0.35	—

Net increase (decrease) in net assets resulting from operations—basic and diluted(1)	$(0.07)	$0.46	$0.66	—

Distributions declared(2)	$0.59	$0.59	$0.48	—

Balance sheet data:

Total assets	$183,823	$175,079	$63,248	$202

Total liabilities	$76,653	$58,608	$8,231	$—

Total net assets	$107,170	$116,471	$55,017	$202

Other data:

Total investment return—net asset value(3)	(0.97)%	5.76%	8.45%	—

Number of portfolio company investments at period end	94	82	55	—

Total portfolio investments for the period	$97,488	$173,988	$63,509	—

Proceeds from sales and prepayments of investments	$78,749	$67,548	$8,457	—

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(2)	The per share data for distributions reflect the actual amount of distributions paid per share during the applicable period.

(3)

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with our financial statements and related notes thereto appearing elsewhere in this annual report on Form 10-K.

Forward-Looking Statements

Some of the statements in this annual report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K may include statements as to:

•	our future operating results;

•	our business prospects and the prospects of the companies in which we may invest;

•	the impact of the investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives;

•	our current and expected financings and investments;

•	receiving and maintaining corporate credit ratings and changes in the general interest rate environment;

•	the adequacy of our cash resources, financing sources and working capital;

•	the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	actual and potential conflicts of interest with the other funds in the Fund Complex, their respective current or future investment advisers or any of their affiliates;

•	the dependence of our future success on the general economy and its effect on the industries in which we may invest;

•	our use of financial leverage;

•	the ability of the Advisor to locate suitable investments for us and to monitor and administer our investments;

•	the ability of the Advisor or its affiliates to attract and retain highly talented professionals;

•	our ability to maintain our qualification as a RIC and as a BDC;

•	the impact on our business of the Dodd-Frank Act, and the rules and regulations issued thereunder;

•	the effect of changes to tax legislation on us and the portfolio companies in which we may invest and our and their tax position; and

•	the tax status of the enterprises in which we may invest.

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including those factors set forth in “Item 1A. Risk Factors.” Factors that could cause actual results to differ materially include:

•	changes in the economy;

•	risks associated with possible disruption in our operations or the economy generally due to terrorism or natural disasters; and

•	future changes in laws or regulations and conditions in our operating areas.

We have based the forward-looking statements included in this annual report on Form 10-K on information available to us on the date of this annual report on Form 10-K. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. Shareholders are advised to consult any additional disclosures that we may make directly to shareholders or through reports that we may file in the future with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements and projections contained in this annual report on Form 10-K are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act.

Overview

We are a non-diversified closed-end management investment company that has elected to be treated as a BDC under the 1940 Act and has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code. We commenced operations on March 1, 2016 when we satisfied our minimum offering requirement. Formed as a Delaware statutory trust on August 12, 2014, we were externally managed by our Former Advisors through April 8, 2018 under the Former Investment Advisory Agreement and the Former Administrative Services Agreement (as defined and further described below under “Changes to Advisory Structure and Other Agreements).”

On April 9, 2018, we entered into the Investment Advisory Agreement with the Advisor. The Investment Advisory Agreement replaced the Former Investment Advisory Agreement with KKR and CNL, as further described below under “Changes to Advisory Structure and Other Agreements.” In addition, we entered into the Administrative Services Agreement, which replaced the Former Administrative Services Agreement between us and CNL, as further described below under “Changes to Advisory Structure and Other Agreements.”

Through April 8, 2018, our Former Advisors were, and commencing April 9, 2018, our Advisor is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments, determining the securities and other assets that we purchase, retain or sell and monitoring our portfolio on an ongoing basis, as well as providing the administrative services necessary for our company to operate. Our Former Advisors were, and our Advisor is, registered as investment advisers with the SEC.

Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. We pursue our investment objective by investing primarily in the debt of middle market U.S. companies with a focus on originated transactions sourced through the network of the Advisor and its affiliates. We define direct originations as any investment where the Advisor or its affiliates negotiates the terms of the transaction beyond just the price, which, for example, may include negotiating financial covenants, maturity dates or interest rate terms. These directly originated transactions include participation in other originated transactions where there may be third parties involved, or a bank acting as an intermediary, for a closely held club, or similar transactions.

Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the OTC market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in our target companies, generally in conjunction with one of our debt investments, including through the restructuring of such investments, or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, structured products, other debt securities and derivatives, including total return swaps and credit default swaps. The Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or otherwise make opportunistic investments, such as where the market price of loans, bonds or other securities reflects a lower value than deemed warranted by the Advisor’s fundamental analysis, which may occur due to general dislocations in the markets, a misunderstanding by the market of a particular company or an industry being out of favor with the broader investment community and may include event driven investments, anchor orders and structured products.

The senior secured loans, second lien secured loans and senior secured bonds in which we invest generally have stated terms of three to seven years and subordinated debt investments that we make generally have stated terms of up to ten years, but the expected average life of such securities is generally between three and seven years. However, there is no limit on the maturity or duration of any security in our portfolio. Our debt investments may be rated by a NRSRO and, in such case, generally will carry a rating below investment grade (rated lower than “Baa3” by Moody’s or lower than “BBB-” by S&P). We also invest in non-rated debt securities.

Revenues

The principal measure of our financial performance is net increase in net assets resulting from operations, which includes net investment income, net realized gain or loss on investments, net realized gain or loss on foreign currency, net unrealized appreciation or depreciation on investments and net unrealized gain or loss on foreign currency. Net investment income is the difference between our income from interest, dividends, fees and other investment income and our operating and other expenses. Net realized gain or loss on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost, including the respective realized gain or loss on foreign currency for those foreign denominated investment transactions. Net realized gain or loss on foreign currency is the portion of realized gain or loss attributable to foreign currency fluctuations. Net unrealized appreciation or depreciation on investments is the net change in the fair value of our investment portfolio, including the respective unrealized gain or loss on foreign currency for those foreign denominated investments. Net unrealized gain or loss on foreign currency is the net change in the value of receivables or accruals due to the impact of foreign currency fluctuations.

We principally generate revenues in the form of interest income on the debt investments we hold. In addition, we may generate revenues in the form of non-recurring commitment, closing, origination, structuring or diligence fees, monitoring fees, fees for providing managerial assistance, consulting fees, prepayment fees and performance-based fees. We may also generate revenues in the form of dividends and other distributions on the equity or other securities we hold.

Expenses

Our primary operating expenses include the payment of management and incentive fees and other expenses under Investment Advisory Agreement and the Administrative Services Agreement, interest expense from financing arrangements and other indebtedness, and other expenses necessary for our operations. The management and incentive fees compensate the Advisor for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments.

The Advisor oversees our day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations, certain government and regulatory affairs activities, and other administrative services. The Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our stockholders and reports filed with the SEC. In addition, the Advisor assists us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.

Pursuant to the Administrative Services Agreement, we reimburse the Advisor for expenses necessary to perform services related to our administration and operations, including the Advisor’s allocable portion of the compensation and related expenses of certain personnel of FS Investments and KKR Credit providing administrative services to us on behalf of the Advisor. We reimburse the Advisor quarterly for expenses necessary to perform services related to our administration and operations. The amount of this reimbursement is set at the lesser of (1) the Advisor’s actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. The Advisor allocates the cost of such services to us based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. Our board of trustees reviews the methodology employed in determining how the expenses are allocated to us and the proposed allocation of administrative expenses among us and certain affiliates of the Advisor and assesses the reasonableness of such reimbursements.

We bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

•	corporate and organization expenses relating to offerings of our securities, subject to limitations included in the Investment Advisory Agreement;

•	the cost of calculating our net asset value, including the cost of any third-party pricing or valuation services;

•	the cost of effecting sales and repurchases of shares of our common stock and other securities;

•	investment advisory fees;

•

fees payable to third parties relating to, or associated with, making investments and valuing investments, including fees and expenses associated with performing due diligence reviews of prospective investments;

•	interest payments on our debt or related obligations;

•	transfer agent and custodial fees;

•

research and market data (including news and quotation equipment and services, and any computer hardware and connectivity hardware (e.g., telephone and fiber optic lines) incorporated into the cost of obtaining such research and market data);

•	fees and expenses associated with marketing efforts;

•	federal and state registration fees;

•	federal, state and local taxes;

•	fees and expenses of directors not also serving in an executive officer capacity for us or the Advisor;

•	costs of proxy statements, stockholders’ reports, notices and other filings;

•	fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums;

•	direct costs such as printing, mailing, long distance telephone and staff;

•	fees and expenses associated with accounting, corporate governance, government and regulatory affairs activities, independent audits and outside legal costs;

•	costs associated with our reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws, including compliance with the Sarbanes-Oxley Act;

•	brokerage commissions for our investments; and

•

all other expenses incurred by the Advisor or us in connection with administering our business, including expenses incurred by the Advisor in performing administrative services for us and administrative personnel paid by the Advisor, to the extent they are not controlling persons of the Advisor or any of its affiliates, subject to the limitations included in Administrative Services Agreement.

In addition, we have contracted with State Street Bank and Trust Company to provide various accounting and administrative services, including, but not limited to, preparing preliminary financial information for review by the Advisor, preparing and monitoring expense budgets, maintaining accounting and corporate books and records, processing trade information provided by us and performing testing with respect to RIC compliance.

Changes to Advisory Structure and Other Agreements

On April 9, 2018, we entered into the Investment Advisory Agreement, which replaced the Former Investment Advisory Agreement, dated September 24, 2015, by and between us and our Former Advisors. We pay the Advisor a fee for its services under the Investment Advisory Agreement consisting of two components – a base management fee based on the average value of the Company’s gross assets and an incentive fee based on the Company’s performance. Under the Investment Advisory Agreement, the base management fee calculation is at an annual rate of 1.50% of the average value of the Company’s gross assets, as compared to the annual rate of 2.00% under the Former Investment Advisory Agreement. Under the Investment Advisory Agreement, the Advisor serves as our sole investment adviser. The terms of the incentive fee are substantially the same as those under the Former Investment Advisory Agreement.

On April 9, 2018, we also entered into the Administrative Services Agreement, which replaced the Former Advisor Administrative Services Agreement, dated September 24, 2015, by and between us and CNL (one of our Former Advisors). Under the Administrative Services Agreement, the Advisor serves as our administrator. The terms of the Administrative Services Agreement, including the services provided by the Advisor and the amount of reimbursements paid by us for certain administrative expenses, are substantially the same as those of the Former Advisor Administrative Services Agreement.

Concurrently with our entry into the Investment Advisory Agreement and the Administrative Services Agreement, on April 9, 2018, we entered into a new expense support and conditional reimbursement agreement with the Advisor (the “Expense Support Agreement”), which replaced the Fourth Amended and Restated Expense Support and Conditional Reimbursement Agreement, dated January 22, 2018, by and among us and the Former Advisors (the “Former Advisor Expense Support Agreement”). The Expense Support Agreement, which was substantially similar to the Former Advisor Expense Support Agreement, was terminated on November 14, 2018.

On April 5, 2018, in connection with the transition of investment advisory services to the Advisor and due to the January 10, 2018 suspension of our continuous public offering of our common shares (the “Offering”), our board of trustees approved the termination, effective as of April 30, 2018, of (i) the Amended and Restated Managing Dealer Agreement with an affiliate of CNL that became effective on April 28, 2017, and (ii) our amended and restated distribution and shareholder servicing plan that became effective on April 28, 2017. We will not incur any distribution and shareholder servicing fees subsequent to the April 30, 2018 termination of the plan.

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

Portfolio Investment Activity for the Years Ended December 31, 2018 and 2017

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the years ended December 31, 2018 and 2017:

	For the Year Ended
Net Investment Activity	December 31, 2018	December 31, 2017
Purchases	$97,488	$173,988
Sales and Repayments	(78,749)	(67,548)

Net Portfolio Activity	$18,739	$106,440

	For the Year Ended
	December 31, 2018		December 31, 2017
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$ 48,862	50.1%	$ 100,072	57.5%
Senior Secured Loans—Second Lien	14,237	14.6%	31,111	17.9%
Other Senior Secured Debt	9,280	9.5%	6,017	3.5%
Subordinated Debt	19,309	19.8%	29,860	17.2%
Asset Based Finance	5,756	5.9%	2,689	1.5%
Equity/Other	44	0.1%	4,239	2.4%

Total	$ 97,488	100.0%	$ 173,988	100.0%

The following table summarizes the composition of our investment portfolio at cost and fair value as of December 31, 2018 and 2017:

	December 31, 2018			December 31, 2017
Asset Category	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$ 97,236	$ 93,777	53.6%	$ 93,789	$ 93,689	57.2%
Senior Secured Loans—Second Lien	35,686	34,277	19.6%	32,887	33,342	20.3%
Other Senior Secured Debt	10,195	9,485	5.4%	6,018	6,060	3.7%
Subordinated Debt	29,274	26,840	15.3%	23,515	23,970	14.6%
Asset Based Finance	6,852	6,729	3.8%	2,689	2,682	1.6%
Equity/Other	4,122	4,058	2.3%	4,078	4,168	2.6%

Total	$ 183,365	$ 175,166	100.0%	$ 162,976	$ 163,911	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Number of Portfolio Companies	94	82
% Variable Rate Debt Investments (based on fair value)	73.1%	78.3%
% Fixed Rate Debt Investments (based on fair value)	20.8%	17.6%
% Other Income Producing Investments (based on fair value)	5.5%	2.5%
% Non-Income Producing Investments (based on fair value)(1)	0.6%	1.6%
% of Investments on Non-Accrual (based on fair value)	0.0%	—
Weighted Average Annual Yield on Income Producing Investments(2)	9.5%	8.6%

(1)	Does not include investments on non-accrual status.

(2)

Represents the expected yield based on the composition of the portfolio as of the applicable date. Our yield may be higher than an investor’s yield on an investment in shares of our common stock because it does not reflect sales commissions or charges that may be incurred in connection with the purchase or sale of such shares, or operating expenses that may be incurred by us. Our yield does not represent an actual investment return to shareholders, is subject to change and, in the future, may be greater or less than the rates set forth herein. The weighted average annual yield for accruing debt investments is computed as (i) the sum of (a) the stated annual interest rate of each debt and debt-like investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accreting debt investment; divided by (ii) the total amortized cost of debt investments included in the calculated group as of the end of the applicable reporting period. Asset based finance investments with an effective interest rate are being included in the calculation.

For the year ended December 31, 2018, our total return based on net asset value was (0.97)% as compared to 5.76% for the year ended December 31, 2017. See footnote 7 to the table included in Note 12 to our financial statements included herein for information regarding the calculation of our total return based on net asset value.

Direct Originations

The following table presents certain selected information regarding our direct originations as of December 31, 2018:

Characteristics of All Direct Originations held in Portfolio	December 31, 2018
Number of Portfolio Companies	31
Median Annual EBITDA of Portfolio Companies	$62
Median Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other	5.7x
% of Investments on Non-Accrual	0.0%
Total Cost of Direct Originations	$73,193
Total Fair Value of Direct Originations	$72,053
% of Total Investments, at Fair Value	41.1%
Weighted Average Annual Yield for Accruing Debt Investments(1)	10.4%

(1)

The weighted average annual yield for accruing debt investments is computed as (i) the sum of (a) the stated annual interest rate of each debt and debt-like investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accreting debt investment; divided by (ii) the total amortized cost of debt investments included in the calculated group as of the end of the applicable reporting period. Asset based finance investments with an effective interest rate are being included in the calculation.

Portfolio Composition by Industry Classification

See Note 6 to our financial statements included herein for additional information regarding the composition of our investment portfolio by industry classification.

Portfolio Asset Quality

In addition to various risk management and monitoring tools, the Advisor uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. The Advisor uses an investment rating scale of 1 to 4. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description

1	Performing investment—generally executing in accordance with plan and there are no concerns about the portfolio company’s performance or ability to meet covenant requirements.

2	Performing investment—no concern about repayment of both interest and our cost basis but company’s recent performance or trends in the industry require closer monitoring.

3	Underperforming investment—some loss of interest or dividend possible, but still expecting a positive return on investment.

4	Underperforming investment—concerns about the recoverability of principal or interest.

The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of December 31, 2018:

	December 31, 2018
Investment Rating	Fair Value	Percentage of Portfolio
1	$80,548	46%
2	90,011	51%
3	1,404	1%
4	3,203	2%

Total	$175,166	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Years Ended December 31, 2018, 2017 and 2016

Revenues

Our investment income for the years ended December 31, 2018, 2017 and 2016 was as follows:

	Year Ended December 31,
	2018		2017		2016
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$15,457	96.3%	$8,335	94.0%	$1,321	99.5%
Fee income	537	3.3%	535	6.0%	6	0.5%
Dividend and other income	66	0.4%	—	—	—	—

Total investment income	$16,060	100.0%	$8,870	100.0%	$1,327	100.0%

The level of interest income we receive is generally related to the balance of income-producing investments, multiplied by the weighted average yield of our investments. Fee income is transaction-based, and typically consists of prepayment fees and structuring fees. As such, fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees.

The increases in interest income during the years ended December 31, 2018 and 2017 compared to the years ended December 31, 2017 and 2016, respectively, were due primarily to the growth of our portfolio of investments. Our fee income consists of transaction-based fees and is non-recurring.

The increase in dividend income during the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to dividends paid in respect of one of our investments during the year ended December 31, 2018.

Expenses

Our operating expenses, together with excise taxes, for the years ended December 31, 2018, 2017 and 2016 were as follows:

	Year Ended December 31,
	2018	2017	2016
Investment advisory fees	$2,990	$2,346	$512
Professional services	890	717	758
Administrative services	1,045	1,056	405
Custodian and accounting fees	338	330	169
Interest expense	3,367	877	—
Trustee fees and expenses	274	205	159
Insurance	108	164	105
Performance-based incentive fees	(279)	112	167
Distribution and shareholder servicing fees	376	964	251
Offering expenses	20	208	—
Organization expenses	—	205	—
Other	283	239	82

Total operating expenses	9,412	7,423	2,608
Expense support	(746)	(2,644)	(2,196)

Net operating expenses before taxes	8,666	4,779	412
Excise taxes	100	17	6

Total net expenses, including excise taxes	$8,766	$4,796	$418

The following table reflects selected expense ratios as a percent of average net assets for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Ratio of operating expenses and excise taxes to average net assets	8.23%	8.06%	10.87%
Ratio of expense support to average net assets	(0.65)%	(2.86)%	(9.13)%

Ratio of net operating expenses to average net assets	7.58%	5.20%	1.74%
Ratio of incentive fees, interest expense and excise taxes to average net assets(1)	2.76%	1.09%	0.72%

Ratio of net operating expenses, excluding certain expenses, to average net assets	4.82%	4.11%	1.02%

(1)	Ratio data may be rounded in order to recompute the ending ratio of net operating expenses, excluding certain expenses, to average net assets.

Incentive fees, interest expense and excise taxes, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as LIBOR, among other factors.

Net Investment Income

Our net investment income totaled $7,294 ($0.58 per share), $4,074 ($0.41 per share) and $909 ($0.35 per share) for the years ended December 31, 2018, 2017 and 2016, respectively. The increase in net investment income for the year ended December 31, 2018 compared to December 31, 2017 and the year ended December 31, 2017 compared to December 31, 2016 can be attributed to higher income as discussed above, partially offset by higher expenses during the years ended December 31, 2018 and 2017 associated with the growth of the Company, including higher interest expense on the revolving credit facility.

Net Realized Gains or Losses

Our net realized gains (losses) for the years ended December 31, 2018, 2017 and 2016 were as follows:

	Year Ended December 31,
	2018	2017	2016
Net realized gain (loss) on investments(1)	$ 423	$ 257	$ 98

Net realized gain (loss) on foreign currency forward contracts	(1)	—	—

Net realized gain (loss) on foreign currency transactions	(42)	6	3

Total net realized gain (loss)	$ 380	$ 263	$ 101

(1)

We sold investments and received principal repayments, respectively, of $54,469 and $24,280 during the year ended December 31, 2018, $49,624 and $17,924 during the year ended December, 31, 2017 and $6,210 and $2,247 during the year ended December 31, 2016.

Net Change in Unrealized Appreciation (Depreciation)

Our net change in unrealized appreciation (depreciation) for the years ended December 31, 2018, 2017 and 2016 were as follows:

	Year Ended December 31,
	2018	2017	2016
Net change in unrealized appreciation (depreciation) on investments	$ (9,134)	$ 197	$ 737

Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	361	96	—

Net change in unrealized appreciation (depreciation) on foreign currency translation	267	7	(5)

Total net change in unrealized appreciation (depreciation)	$ (8,506)	$ 300	$ 732

During the year ended December 31, 2018, the net change in unrealized appreciation (depreciation) on our investments was primarily due to the decrease in valuation of certain of our investments. During the year ended December 31, 2017, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by the increase in valuation of certain of our investments.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the years ended December 31, 2018, 2017 and 2016, the net increase (decrease) in net assets resulting from operations was $(832) ($(0.07) per share), $4,637 ($0.46 per share) and $1,742 ($0.66 per share), respectively.

Financial Condition, Liquidity and Capital Resources

Overview

As of December 31, 2018, we had approximately $4,479 in cash and foreign currency and $8,067 in borrowings available under our revolving credit facility, subject to borrowing base and other limitations.

Proceeds from sales of investments and principal payments totaled $54,469 and $24,280, respectively, during the year ended December 31, 2018. As of December 31, 2018, we had unfunded debt investments with aggregate unfunded commitments of $1,804 and unfunded equity commitments of $9,531. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

Our capital resources and liquidity are primarily derived from (i) cash flows from operations, including sales and repayments, (ii) our distribution reinvestment plan, (iii) expense support payments received from our Former Advisors and effective April 2018 and through November 2018 from our Advisor, (iv) borrowings under our credit facility and (v) prior to the suspension of our Offering on January 10, 2018, from equity capital proceeds from our Offering. Our primary uses of funds include (i) investments in portfolio companies, (ii) distributions to our shareholders, (iii) repurchases under our share repurchase program, (iv) interest payments on borrowings under our credit facility and (v) operating expenses. We expect to use proceeds from the sales and repayments of our investment portfolio and proceeds from borrowings under our credit facility to finance our investment activities at our discretion.

Financing Arrangements

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

The Revolving Credit Facility also requires mandatory prepayment of interest and principal upon certain events during the term-out period commencing on the Revolver Termination Date. The stated borrowing rate under the Revolving Credit Facility is based on LIBOR or with respect to borrowings in foreign currencies on a base rate applicable to such currency borrowings plus an applicable spread of 2.75%, or on an “alternate base rate” (as defined in the Credit Agreement). The Revolving Credit Facility includes an “accordion” feature that allows us, under certain circumstances, to increase the size of the facility to a maximum of $200,000. Under the Revolving Credit Facility, we have made certain representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities. During the year ended December 31, 2018, we borrowed approximately $60,898 and repaid approximately $39,691 on our Revolving Credit Facility. We have and will continue to use proceeds from borrowings to make investments in portfolio companies.

Our total all-in cost of financing, including the amortization of fees and expenses, was 5.0% for the year ended December 31, 2018, as compared to 6.0% for the year ended December 31, 2017.

See Note 9 to our financial statements included herein for additional information regarding our financing arrangements.

RIC Status and Distributions

We have elected to be subject to tax as a RIC under Subchapter M of the Code. In order to qualify for RIC tax treatment, we must, among other things, make distributions of an amount at least equal to 90% of our investment company taxable income, determined without regard to any deduction for distributions paid, each tax year. As long as the distributions are declared by the later of the fifteenth day of the ninth month following the close of a tax year or the due date of the tax return for such tax year, including extensions, distributions paid up to twelve months after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We intend to make sufficient distributions to our shareholders to qualify for and maintain our RIC tax status each tax year. We are also subject to a 4% nondeductible federal excise tax on certain undistributed income unless we make distributions in a timely manner to our shareholders generally of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income, which is the excess of capital gains in excess of capital losses, or “capital gain net income” (adjusted for certain ordinary losses), for the one-year period ending October 31 of that calendar year and (3) any net ordinary income and capital gain net income for the preceding years that were not distributed during such years and on which we paid no U.S. federal income tax. Any distribution declared by us during October, November or December of any calendar year, payable to shareholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been paid by us, as well as received by our shareholders, on December 31 of the calendar year in which the distribution was declared. We can offer no assurance that we will achieve results that will permit us to pay any cash distributions. If we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

Subject to applicable legal restrictions and the sole discretion of our board of trustees, we intend to authorize, declare and pay regular cash distributions on a quarterly basis. We will calculate each shareholder’s specific distribution amount for the period using record and declaration dates and each shareholder’s distributions will begin to accrue on the date that shares of our common stock are issued to such shareholder. From time to time, we may also pay special interim distributions in the form of cash or shares of our common stock at the discretion of our board of trustees.

During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a shareholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our shareholders. No portion of the distributions paid during the tax years ended December 31, 2018, 2017 or 2016 represented a return of capital.

We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those shareholders who receive their distributions in the form of shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. shareholder.

The following table reflects the cash distributions per share and the total amount of distributions that we have declared on our common stock during the years ended December 31, 2018, 2017 and 2016:

For the Year Ended December 31,	Per Share	Amount
2016	$0.483928	$1,247
2017	$0.585000	$5,806
2018	$0.585000	$7,408

See Note 5 and Note 13 to our financial statements included herein for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the years ended December 31, 2018, 2017 and 2016.

Critical Accounting Policies

Our financial statements are prepared in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. In preparing the financial statements, management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. As we execute our operating plans, we will describe additional critical accounting policies in the notes to our future financial statements in addition to those discussed below.

Valuation of Portfolio Investments

We determine the fair value of our investment portfolio each quarter. Securities are valued at fair value as determined in good faith by our board of trustees. In connection with that determination, the Advisor provides our board of trustees with portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by independent third-party valuation services.

Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or ASC Topic 820, issued by the Financial Accounting Standards Board, or the FASB, clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

With respect to investments for which market quotations are not readily available, we undertake a multi-step valuation process each quarter, as described below:

•	Each investment is valued by our independent third-party valuation firm, which provides a valuation range for each investment to the Advisor.

•

Valuation recommendations, which include selection of a specific value within the valuation range, are formulated and documented by personnel of the Advisor. Valuation recommendations, along with supporting documentation, for each investment are provided to us.

•	Following management review, valuation recommendations and supporting documentation are provided to the audit committee for further review.

•

As a final step, our board of trustees discusses the investment valuation recommendations with the Advisor, our independent third-party valuation firm, where applicable, and our management, and based on those discussions and the related review process conducted by the audit committee, determines the fair value of the investments in good faith.

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our financial statements refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on our financial statements. In making its determination of fair value, our board of trustees may use any approved independent third-party pricing or valuation services. However, our board of trustees is not required to determine fair value in accordance with the valuation provided by any single source, and may use any relevant data, including information obtained from the Advisor or any approved independent third-party valuation or pricing service that our board of trustees deems to be reliable in determining fair value under the circumstances. Below is a description of factors that the Advisor, any approved independent third-party valuation services and our board of trustees may consider when determining the fair value of our investments.

Valuation of fixed income investments, such as loans and debt securities, depends upon a number of factors, including prevailing interest rates for like securities, expected volatility in future interest rates, call features, put features and other relevant terms of the debt. For investments without readily available market prices, we may incorporate these factors into discounted cash flow models to arrive at fair value. Other factors that may be considered include the borrower’s ability to adequately service its debt, the fair market value of the borrower in relation to the face amount of its outstanding debt and the quality of collateral securing our debt investments.

For convertible debt securities, fair value generally approximates the fair value of the debt plus the fair value of an option to purchase the underlying security (i.e., the security into which the debt may convert) at the conversion price. To value such an option, a standard option pricing model may be used.

Our equity interests in portfolio companies for which there is no liquid public market are valued at fair value. Our board of trustees, in its determination of fair value, may consider various factors, such as multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. All of these factors may be subject to adjustments based upon the particular circumstances of a portfolio company or our actual investment position. For example, adjustments to EBITDA may take into account compensation to previous owners or acquisition, recapitalization, restructuring or other related items.

The Advisor, any approved independent third-party valuation services and our board of trustees may also consider private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. The Advisor, any approved independent third-party valuation services and our board of trustees may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, and may apply discounts or premiums, where and as appropriate, due to the higher (or lower) financial risk and/or the smaller size of portfolio companies relative to comparable firms, as well as such other factors as our board of trustees, in consultation with the Advisor and any approved independent third-party valuation services, if applicable, may consider relevant in assessing fair value. Generally, the value of our equity interests in public companies for which market quotations are readily available is based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.

When we receive warrants or other equity securities at nominal or no additional cost in connection with an investment in a debt security, the cost basis in the investment will be allocated between the debt securities and any such warrants or other equity securities received at the time of origination. Our board of trustees subsequently values these warrants or other equity securities received at their fair value.

The fair values of our investments are determined in good faith by our board of trustees. Our board of trustees is responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and consistently applied valuation process. Our board of trustees has delegated day-to-day responsibility for implementing our valuation policy to the Advisor, and has authorized the Advisor to utilize independent third-party valuation and pricing services that have been approved by our board of trustees. The audit committee is responsible for overseeing the Advisor’s implementation of the valuation process.

See Note 8 to our financial statements included herein for additional information regarding the fair value of our financial instruments.

Revenue Recognition

Security transactions are accounted for on the trade date. We record interest income on an accrual basis to the extent that we expect to collect such amounts. We record dividend income on the ex-dividend date. Distributions received from limited liability company (“LLC”) and limited partnership (“LP”) investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. We do not accrue as a receivable interest or dividends on loans and securities if we have reason to doubt our ability to collect such income. Our policy is to place investments on non-accrual status when there is reasonable doubt that interest income will be collected. We consider many factors relevant to an investment when placing it on or removing it from non-accrual status including, but not limited to, the delinquency status of the investment, economic and business conditions, the overall financial condition of the underlying investment, the value of the underlying collateral, bankruptcy status, if any, and any other facts or circumstances relevant to the investment. If there is reasonable doubt that we will receive any previously accrued interest, then the interest income will be written-off. Payments received on non-accrual investments may be recognized as income or applied to principal depending upon the collectability of the remaining principal and interest. Non-accrual investments may be restored to accrual status when principal and interest become current and are likely to remain current based on our judgment.

Loan origination fees, original issue discount and market discount are capitalized and we amortize such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. We record prepayment premiums on loans and securities as fee income when we earn such amounts.

Effective January 1, 2018, we adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, using the cumulative effect method applied to in-scope contracts with customers that have not been completed as of the date of adoption. We did not identify any in-scope contracts that had not been completed as of the date of adoption and, as a result, we did not recognize a cumulative effect on stockholders’ equity in connection with the adoption of the new revenue recognition guidance.

The new revenue recognition guidance applies to all entities and all contracts with customers to provide goods or services in the ordinary course of business, excluding, among other things, financial instruments as well as certain other contractual rights and obligations. Under the new revenue recognition guidance, which we have applied to all new in-scope contracts as of the date of adoption, structuring and other upfront fees are recognized as revenue based on the transaction price as the performance obligation is fulfilled. The related performance obligation consists of structuring activities and is satisfied over time as such activities are performed. Consideration is variable and is constrained from being included in the transaction price until the uncertainty associated with the variable consideration is resolved, typically as of the trade date of the related transaction. Payment is typically due on the settlement date of the related transaction.

Net Realized Gains or Losses, Net Change in Unrealized Appreciation or Depreciation and Net Change in Unrealized Gains or Losses on Foreign Currency

Gains or losses on the sale of investments are calculated by using the specific identification method. We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized fees. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses when gains or losses are realized. Net change in unrealized gains or losses on foreign currency reflects the change in the value of receivables or accruals during the reporting period due to the impact of foreign currency fluctuations.

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our statements of operations. During the years ended December 31, 2018, 2017 and 2016, we did not incur any interest or penalties.

Derivative Instruments

Our derivative instruments include foreign currency forward contracts. We recognize all derivative instruments as assets or liabilities at fair value in our financial statements. Derivative contracts entered into by us are not designated as hedging instruments, and as a result, we present changes in fair value through net change in unrealized appreciation (depreciation) on derivative instruments in the statements of operations. Realized gains and losses that occur upon the cash settlement of the derivative instruments are included in net realized gains (losses) on derivative instruments in the statements of operations.

See Note 2 to our financial statements included herein for additional information regarding our significant accounting policies.

Contractual Obligations

We have entered into agreements with the Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the Investment Advisory Agreement are equal to (a) an annual base management fee based on the average value of our gross assets (excluding cash and cash equivalents) and (b) an incentive fee based on our performance. The Advisor is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our financial statements included herein for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the years ended December 31, 2018, 2017 and 2016.

As of December 31, 2018, the principal amount outstanding under the Revolving Credit Facility was approximately $73,933. Of the $73,933 principal outstanding as of December 31, 2018, approximately $73, $3,770 and $440 were denominated in Canadian dollars, Euros and British pound sterling, respectively. The amount outstanding under the Revolving Credit Facility will mature, and all accrued an unpaid interest thereunder will be due and payable on July 14, 2020, the maturity date. As of December 31, 2018, $8,067 remained unused under the Revolving Credit Facility.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements as of December 31, 2018.

Recently Issued Accounting Standards

In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement—Disclosure Framework—Changes to Disclosure Requirements for Fair Value Measurement (Topic 820), or ASU 2018-13. ASU 2018-13 introduces new fair value disclosure requirements and eliminates and modifies certain existing fair value disclosure requirements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We are currently evaluating the impact of ASU 2018-13 on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2018, 73.1% of our portfolio investments (based on fair value) were debt investments paying variable interest rates and 20.8% were debt investments paying fixed interest rates while 5.5% were other income producing investments, and the remaining 0.6% consisted of non-income producing investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to the Advisor with respect to our increased pre-incentive fee net investment income.

The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of December 31, 2018 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income(1)	Percentage Change in Net Interest Income
Down 50 basis points	$(678)	$(367)	$(311)	(7.8)%
Up 50 basis points	$685	$367	$318	8.0%
Up 100 basis points	$1,380	$734	$646	16.3%
Up 150 basis points	$2,076	$1,101	$975	24.6%
Up 200 basis points	$2,772	$1,468	$1,304	32.9%

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the years ended December 31, 2018, 2017 and 2016 we did not engage in interest rate hedging activities.

Foreign Currency Risk

From time to time, we may make investments that are denominated in a foreign currency that are subject to the effects of exchange rate movements between the foreign currency of each such investment and the U.S. dollar, which may affect future fair values and cash flows, as well as amounts translated into U.S. dollars for inclusion in our financial statements.

The table below presents the effect that a 10% immediate, unfavorable change in the foreign currency exchange rates (i.e. strengthening of the U.S. dollar) would have on the fair value of our investments denominated in foreign currencies as of December 31, 2018, by foreign currency, all other valuation assumptions remaining constant. In addition, the table below presents the cost of our investments denominated in foreign currencies and the notional amount of foreign currency forward contracts in local currency in place as of December 31, 2018 to hedge against foreign currency risks.

	Investments Denominated in Foreign Currencies As of December 31, 2018					Hedges As of December 31, 2018
Foreign Currency	Cost in Local Currency		Cost in U.S. Dollars	Fair Value	Reduction in Fair Value as of December 31, 2018 if 10% Adverse Change in Exchange Rate(1)	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Canadian Dollars	C$	5,070	$4,166	$3,811	$381	C$	5,690	$4,191
Euros		€3,303	3,993	3,841	384		€107	138
British Pound Sterling		£369	514	485	49		£—	—

Total			$8,673	$8,137	$814			$4,329

(1)	Excludes effect, if any, of any foreign currency hedges.

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

As of December 31, 2018, the net contractual amount of our foreign currency forward contracts totaled $4,329, all of which related to hedging of our foreign currency denominated debt investments. As of December 31, 2018, approximately $73, $3,770 and $440 of our outstanding borrowings under our Revolving Credit Facility were denominated in Canadian dollars, Euros and British pound sterling, respectively.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of Corporate Capital Trust II

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying statements of assets and liabilities of Corporate Capital Trust II (the “Company”), including the schedules of investments, as of December 31, 2018 and 2017, the related statements of operations, cash flows, and changes in net assets for each of the three years in the period then ended, the financial highlights for the years ended December 31, 2018 and 2017, and the period from March 1, 2016 (commencement of operations) to December 31, 2016, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period then ended, and the financial highlights for the years ended December 31, 2018 and 2017, and the period from March 1, 2016 (commencement of operations) to December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2018 and 2017, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

San Francisco, CA

March 21, 2019

We have served as the Company’s auditor since 2014.

Corporate Capital Trust II

Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	December 31,
	2018	2017
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (amortized cost—$183,365 and $162,976, respectively)	$175,166	$163,911
Cash	3,618	7,392
Foreign currency, at fair value (cost—$866 and $95, respectively)	861	97
Income receivable	1,734	1,551
Receivable for investments sold	1,716	1,340
Principal receivable	88	36
Unrealized appreciation on foreign currency forward contracts	457	96
Deferred financing costs	153	260
Prepaid expenses and other assets	30	396

Total assets	$183,823	$175,079

Liabilities
Revolving credit facility	$73,933	$53,000
Payable for investments purchased	793	4,220
Shareholder distributions payable	281	—
Accrued performance-based incentive fees	—	279
Accrued trustees’ fees	—	5
Interest payable	182	256
Accrued distribution and shareholder servicing fees	—	95
Accrued professional services	262	217
Payable to Advisors	645	287
Other accrued expenses and liabilities	557	249

Total liabilities	76,653	58,608

Net assets	$107,170	$116,471

Commitments and contingencies (Note 11)
Components of Net Assets
Preferred stock, $0.001 par value, 100,000,000 shares authorized, none issued and outstanding	$—	$—
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 12,539,720 and 12,656,616 shares issued and outstanding, respectively	13	13
Capital in excess of par value	114,130	115,686
Retained earnings (accumulated deficit)	(6,973)	772

Net assets	$107,170	$116,471

Net asset value per share of common stock at year end	$8.55	$9.20

See notes to financial statements.

Corporate Capital Trust II

Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2018	2017	2016
Investment income
Interest income	$15,457	$8,335	$1,321
Fee income	537	535	6
Dividend and other income	66	—	—

Total investment income	16,060	8,870	1,327

Operating expenses
Investment advisory fees	2,990	2,346	512
Professional services	890	717	758
Administrative services	1,045	1,056	405
Custodian and accounting fees	338	330	169
Interest expense	3,367	877	—
Trustee fees and expenses	274	205	159
Insurance	108	164	105
Performance-based incentive fees	(279)	112	167
Distribution and shareholder servicing fees	376	964	251
Offering expenses	20	208	—
Organization expenses	—	205	—
Other	283	239	82

Total operating expenses	9,412	7,423	2,608
Expense support	(746)	(2,644)	(2,196)

Net operating expenses	8,666	4,779	412

Net investment income before taxes	7,394	4,091	915
Excise taxes	100	17	6

Net investment income	7,294	4,074	909

Realized and unrealized gain (loss)
Net realized gain (loss) on:
Non-controlled, non-affiliated investments	423	257	98
Foreign currency forward contracts	(1)	—	—
Foreign currency transactions	(42)	6	3

Net realized gain (loss)	380	263	101

Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	(9,134)	197	737
Foreign currency forward contracts	361	96	—
Foreign currency translation	267	7	(5)

Net change in unrealized appreciation (depreciation)	(8,506)	300	732

Total net realized and unrealized gain (loss)	(8,126)	563	833

Net increase (decrease) in net assets resulting from operations	$(832)	$4,637	$1,742

Net investment income per share	$0.58	$0.41	$0.35

Diluted and basic earnings (losses) per share	$(0.07)	$0.46	$0.66

Weighted average number of shares of common stock outstanding (basic and diluted)	12,672,584	9,988,419	2,623,246

Distributions declared per share	$0.59	$0.59	$0.48

See notes to financial statements.

Corporate Capital Trust II

Statements of Changes in Net Assets

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2018	2017	2016
Operations
Net investment income	$7,294	$4,074	$909
Net realized gain on investments, foreign currency forward contracts and foreign currency transactions	380	263	101
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	(8,506)	300	732

Net increase (decrease) in net assets resulting from operations	(832)	4,637	1,742

Shareholder distributions
Distributions to shareholders(1)	(7,408)	(5,806)	(1,247)

Net decrease in net assets resulting from shareholder distributions	(7,408)	(5,806)	(1,247)

Capital share transactions
Issuance of shares of common stock	1,270	59,641	53,934
Reinvestment of shareholder distributions	3,601	2,982	386
Repurchase of shares of common stock	(5,932)	—	—

Net increase (decrease) in net assets resulting from capital share transactions	(1,061)	62,623	54,320

Total increase (decrease) in net assets	(9,301)	61,454	54,815
Net assets at beginning of year	116,471	55,017	202

Net assets at end of year	$107,170	$116,471	$55,017

Capital share activity
Shares issued from subscriptions	136,070	6,392,874	5,879,947
Shares issued from reinvestment of distributions	392,783	319,538	41,812
Shares repurchased	(645,749)	—	—

Net increase (decrease) in shares outstanding	(116,896)	6,712,412	5,921,759

(1)	None of the distributions declared during the years ended December 31, 2018, 2017 and 2016 were classified as a tax basis return of capital.

See notes to financial statements.

Corporate Capital Trust II

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(832)	$4,637	$1,742
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(97,488)	(173,988)	(63,509)
Paid-in-kind interest	(100)	—	—
Proceeds from sales of investments	54,469	49,624	6,210
Proceeds from principal payments	24,280	17,924	2,247
Net realized (gain) loss on investments	(423)	(257)	(98)
Net change in unrealized (appreciation) depreciation on investments	9,134	(198)	(737)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(361)	(96)	—
Net change in unrealized (appreciation) depreciation on foreign currency translation	7	(7)	5
(Gain) loss on borrowings in foreign currency	(274)	—	—
Amortization of premium/discount, net	(1,127)	(824)	(306)
Amortization of deferred financing costs	107	48	—
(Increase) decrease in receivable for investments sold	(376)	1,222	(2,567)
(Increase) decrease in principal receivable	(52)	(11)	(25)
(Increase) decrease in income receivable	(183)	(1,219)	(332)
(Increase) decrease in prepaid expenses and other assets	366	(340)	(55)
Increase (decrease) in payable for investments purchased	(3,427)	(3,028)	7,248
Increase (decrease) in accrued performance-based incentive fees	(279)	112	167
Increase (decrease) in payable to Advisors	358	525	(237)
Increase (decrease) in accrued distribution and shareholder servicing fees	(95)	41	55
Increase (decrease) in interest payable	(74)	—	—
Increase (decrease) in accrued trustees’ fees	(5)	4	1
Increase (decrease) in accrued professional services	45	30	186
Increase (decrease) in other accrued expenses and liabilities	308	183	322

Net cash provided by (used in) operating activities	(16,022)	(105,618)	(49,683)

Cash flows from financing activities
Proceeds from issuance of shares of common stock	1,270	59,641	53,933
Payments on repurchases of shares of common stock	(5,932)	—	—
Borrowings under revolving credit facility	60,898	53,000	—
Repayments of revolving credit facility	(39,691)	—	—
Distributions paid	(3,526)	(3,076)	(609)
Deferred financing costs paid	—	(308)	—

Net cash provided by (used in) financing activities	13,019	109,257	53,324

Effect of exchange rate changes on cash	(7)	7	—

Total increase (decrease) in cash	(3,010)	3,646	3,641
Cash and foreign currency at beginning of year	7,489	3,843	202

Cash and foreign currency at end of year	$4,479	$7,489	$3,843

Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid for interest	$3,334	$573	$—

Distributions reinvested	$3,601	$2,982	$386

Distributions payable	$281	$—	$252

Excise taxes paid	$27	$6	$—

See notes to financial statements.

Corporate Capital Trust II

Schedule of Investments

As of December 31, 2018

(in thousands, except share amounts)

Portfolio Company(a)(b)	Footnotes	Industry	Rate	Floor	Maturity Date	Principal Amount(c)	Cost(d)	Fair Value
Senior Secured Loans—First Lien—87.5%
Accuride Corp	(n)	Capital Goods	L+525	1.0%	11/17/23	$413	$408	$396
Acosta Holdco Inc	(l)	Commercial & Professional Services	L+325	1.0%	9/26/21	5,175	4,704	3,179
Advantage Sales & Marketing Inc	(l)	Commercial & Professional Services	L+325	1.0%	7/23/21	2,813	2,710	2,499
American Tire Distributors Inc	(j)(l)	Automobiles & Components	L+650, 1.0% PIK (1.0% Max PIK)	1.0%	9/1/23	244	244	228
American Tire Distributors Inc	(l)	Automobiles & Components	L+750	1.0%	8/30/24	1,548	1,376	1,274
Ammeraal Beltech Holding BV (NLD)	(g)(h)(o)	Capital Goods	E+375		7/30/25	€1,000	1,176	1,140
Apex Group Limited (GBR)	(f)(g)(h)(n)(q)	Diversified Financials	L+650		6/15/23	$89	86	76
Apex Group Limited (GBR)	(f)(g)(h)(n)	Diversified Financials	L+650	1.0%	6/15/25	600	589	577
Apex Group Limited (GBR)	(f)(g)(h)(n)(q)	Diversified Financials	L+650	1.0%	6/15/25	290	284	278
Apex Group Limited (GBR)	(f)(g)(h)(n)	Diversified Financials	L+650	1.0%	6/15/25	97	95	93
Apex Group Limited (GBR)	(f)(g)(h)(n)(q)	Diversified Financials	L+650	1.0%	6/15/25	145	143	139
Belk Inc	(n)	Retailing	L+475	1.0%	12/12/22	4,885	4,460	3,964
Berner Food & Beverage LLC	(f)(n)	Food & Staples Retailing	L+675	1.0%	2/2/23	4,372	4,338	4,225
Bugaboo International BV (NLD)	(f)(g)(h)(j)(o)	Consumer Durables & Apparel	E+700, 7.8% PIK (7.8% Max PIK)		3/20/25	€1,215	1,447	1,372
Caprock Midstream LLC	(m)	Energy	L+475		11/3/25	$615	612	573
Constellis Holdings LLC / Constellis Finance Corp	(f)(n)	Capital Goods	L+575	1.0%	4/1/22	1,825	1,798	1,798
Diamond Resorts International Inc	(l)	Consumer Services	L+375	1.0%	9/2/23	1,011	959	945
Distribution International Inc	(n)	Retailing	L+500	1.0%	12/15/21	7,482	6,698	6,659
Eacom Timber Corp (CAN)	(f)(g)(h)(n)	Materials	L+650	1.0%	11/30/23	2,782	2,758	2,773
Eagle Family Foods Inc	(f)(l)(q)	Food, Beverage & Tobacco	L+650	1.0%	6/14/23	159	158	136
Eagle Family Foods Inc	(f)(l)	Food, Beverage & Tobacco	L+650	1.0%	6/14/24	1,056	1,045	1,039
Foresight Energy LLC	(g)(n)	Materials	L+575	1.0%	3/28/22	1,557	1,487	1,533

See notes to financial statements.

Corporate Capital Trust II

Schedule of Investments (continued)

As of December 31, 2018

(in thousands, except share amounts)

Portfolio Company(a)(b)	Footnotes	Industry	Rate	Floor	Maturity Date	Principal Amount(c)	Cost(d)	Fair Value
Frontline Technologies Group LLC	(f)(l)(q)	Software & Services	L+650	1.0%	9/18/23	$889	$879	$891
Frontline Technologies Group LLC	(f)(l)	Software & Services	L+650	1.0%	9/18/23	4,479	4,423	4,486
ID Verde (FRA)	(f)(g)(h)(o)	Commercial & Professional Services	E+700		3/29/24	€138	124	135
ID Verde (FRA)	(f)(g)(h)(o)(q)	Commercial & Professional Services	E+700		3/29/24	€92	158	153
ID Verde (FRA)	(f)(g)(h)(o)	Commercial & Professional Services	E+700		3/29/25	€936	1,120	1,076
ID Verde (FRA)	(f)(g)(h)(o)	Commercial & Professional Services	E+725		3/29/25	£378	514	485
Integro Ltd/United States	(f)(n)	Insurance	L+575		10/30/22	$1,191	1,186	1,191
Jo-Ann Stores Inc	(n)	Retailing	L+500	1.0%	10/20/23	3,395	3,371	3,247
Jostens Inc	(e)(n)	Consumer Services	L+550		12/19/25	612	594	597
MedAssets Inc	(l)	Health Care Equipment & Services	L+450	1.0%	10/20/22	71	71	68
Misys Ltd	(e)(g)(n)	Software & Services	L+350	1.0%	6/13/24	207	192	193
Monitronics International Inc	(g)(n)	Commercial & Professional Services	L+550	1.0%	9/30/22	2,007	1,975	1,800
NCI Inc	(f)(l)	Software & Services	L+750	1.0%	8/15/24	4,276	4,233	4,240
Onvoy LLC	(n)	Telecommunication Services	L+450	1.0%	2/10/24	155	139	140
Patriot Well Solutions LLC	(f)(l)	Energy	L+875	1.0%	5/1/21	325	322	321
Patriot Well Solutions LLC	(f)(n)	Energy	L+875	1.0%	5/1/21	667	658	658
Qdoba Restaurant Corp	(l)	Consumer Services	L+700	1.0%	3/21/25	1,985	1,948	1,975
Quorum Health Corp	(l)	Health Care Equipment & Services	L+675	1.0%	4/29/22	4,501	4,490	4,476
Reliant Rehab Hospital Cincinnati LLC	(f)(l)	Health Care Equipment & Services	L+675	1.0%	8/30/24	2,122	2,102	2,116
Revere Superior Holdings, Inc	(f)(n)	Software & Services	L+675	1.0%	11/21/22	4,697	4,657	4,711
Revere Superior Holdings, Inc	(f)(n)	Software & Services	L+675	1.0%	11/21/22	352	346	308
Revere Superior Holdings, Inc	(f)(n)	Software & Services	L+675	1.0%	11/21/22	1,243	1,233	1,240
Savers Inc	(n)	Retailing	L+375	1.3%	7/9/19	1,062	1,030	1,017
Sequa Corp	(n)	Materials	L+500	1.0%	11/28/21	1,530	1,539	1,467
SIRVA Worldwide Inc	(n)	Commercial & Professional Services	L+550		8/2/25	464	457	456

See notes to financial statements.

Corporate Capital Trust II

Schedule of Investments (continued)

As of December 31, 2018

(in thousands, except share amounts)

Portfolio Company(a)(b)	Footnotes	Industry	Rate	Floor	Maturity Date	Principal Amount(c)		Cost(d)	Fair Value
SMART Global Holdings Inc	(f)(g)(n)(q)	Semiconductors & Semiconductor Equipment	L+400		8/9/22		$96	$96	$89
SMART Global Holdings Inc	(f)(g)(n)	Semiconductors & Semiconductor Equipment	L+625	1.0%	8/9/22		3,319	3,277	3,353
Staples Canada (CAN)	(f)(g)(h)(n)	Retailing	L+700	1.0%	9/12/24	C$	5,149	4,166	3,811
Sutherland Global Services Inc	(g)(n)	Software & Services	L+538	1.0%	4/23/21		$1,794	1,754	1,694
Sutherland Global Services Inc	(g)(n)	Software & Services	L+538	1.0%	4/23/21		418	409	394
Tangoe LLC	(f)(l)	Software & Services	L+650	1.0%	11/28/25		2,007	1,987	1,987
Team Health Inc	(l)	Health Care Equipment & Services	L+275	1.0%	2/6/24		967	939	869
Utility One Source LP	(l)	Capital Goods	L+550	1.0%	4/18/23		3,272	3,257	3,272
Virgin Pulse Inc	(f)(n)	Software & Services	L+650	1.0%	5/22/25		3,081	3,059	2,986
Wheels Up Partners LLC	(f)(n)	Transportation	L+855	1.0%	1/26/21		724	724	724
Wheels Up Partners LLC	(f)(n)	Transportation	L+855	1.0%	8/26/21		372	372	371
Wheels Up Partners LLC	(f)(n)	Transportation	L+710	1.0%	6/30/24		1,220	1,220	1,225
Wheels Up Partners LLC	(f)(n)	Transportation	L+710	1.0%	12/21/24		809	801	812
Wheels Up Partners LLC	(f)(n)	Transportation	L+710	1.0%	11/1/24		502	502	504
Wheels Up Partners LLC	(f)(n)	Transportation	L+710	1.0%	12/21/24		790	790	793
Wheels Up Partners LLC	(f)(n)	Transportation	L+710	1.0%	12/21/24		257	255	258
WireCo WorldGroup Inc	(e)(l)	Capital Goods	L+500	1.0%	9/29/23		97	96	96

Total Senior Secured Loans—First Lien								99,040	95,581
Unfunded Loan Commitments								(1,804)	(1,804)

Net Senior Secured Loans—First Lien								97,236	93,777

Senior Secured Loans—Second Lien—32.0%
Access CIG LLC	(n)	Software & Services	L+775		2/27/26		211	209	209

See notes to financial statements.

Corporate Capital Trust II

Schedule of Investments (continued)

As of December 31, 2018

(in thousands, except share amounts)

Portfolio Company(a)(b)	Footnotes	Industry	Rate	Floor	Maturity Date	Principal Amount(c)	Cost(d)	Fair Value
Advantage Sales & Marketing Inc	(l)	Commercial & Professional Services	L+650	1.0%	7/25/22	$542	$483	$429
Albany Molecular Research Inc	(l)	Pharmaceuticals, Biotechnology & Life Sciences	L+700	1.0%	8/28/25	913	909	906
Ammeraal Beltech Holding BV (NLD)	(f)(g)(h)(n)	Capital Goods	L+800		7/27/26	2,018	1,979	1,974
Applied Systems Inc	(l)	Software & Services	L+700	1.0%	9/19/25	2,624	2,624	2,581
CommerceHub Inc	(f)(l)	Software & Services	L+775		5/21/26	3,222	3,133	3,016
CTI Foods Holding Co LLC	(n)(p)(r)	Food, Beverage & Tobacco	L+725	1.0%	6/28/21	222	211	24
Direct ChassisLink Inc	(n)	Transportation	L+600		6/15/23	587	584	566
EaglePicher Technologies LLC	(l)	Capital Goods	L+725		3/8/26	450	447	441
Excelitas Technologies Corp	(l)	Technology Hardware & Equipment	L+750	1.0%	12/1/25	811	804	777
Grocery Outlet Inc	(n)	Food & Staples Retailing	L+725		10/22/26	382	378	380
Higginbotham Insurance Agency Inc	(f)(l)	Insurance	L+725	1.0%	12/19/25	1,304	1,293	1,303
Integro Ltd/United States	(f)(n)	Insurance	L+925		10/30/23	222	220	222
Invictus	(m)	Materials	L+675		3/30/26	451	452	451
iParadigms Holdings LLC	(n)	Software & Services	L+725	1.0%	7/29/22	183	180	182
Jo-Ann Stores Inc	(n)	Retailing	L+925	1.0%	5/21/24	396	391	384
LBM Borrower LLC	(n)	Capital Goods	L+925	1.0%	8/20/23	900	895	882
Misys Ltd	(e)(g)(n)	Software & Services	L+725	1.0%	6/13/25	1,918	1,911	1,777
New Arclin US Holding Corp	(g)(l)	Materials	L+875	1.0%	2/14/25	289	286	289
One Call Care Management Inc	(f)(j)(l)	Insurance	L+375, 6.0% PIK (6.0% Max PIK)		4/11/24	1,198	1,188	1,148
Paradigm Acquisition Corp	(n)	Health Care Equipment & Services	L+750		10/26/26	267	267	269
Polyconcept North America Inc	(f)(l)	Consumer Durables & Apparel	L+1000	1.0%	2/16/24	624	613	643
Press Ganey Holdings Inc	(l)	Health Care Equipment & Services	L+650	1.0%	10/21/24	1,066	1,080	1,061
Pure Fishing Inc	(f)(n)	Consumer Durables & Apparel	L+838	1.0%	12/31/26	1,806	1,788	1,788

See notes to financial statements.

Corporate Capital Trust II

Schedule of Investments (continued)

As of December 31, 2018

(in thousands, except share amounts)

Portfolio Company(a)(b)	Footnotes	Industry	Rate	Floor	Maturity Date	Principal Amount(c)	Cost(d)	Fair Value
Rise Baking Company	(f)(l)	Food, Beverage & Tobacco	L+800	1.0%	8/9/26	$694	$687	$687
Sequa Corp	(n)	Materials	L+900	1.0%	4/28/22	4,024	4,061	3,823
SIRVA Worldwide Inc	(n)	Commercial & Professional Services	L+950		8/2/26	417	386	369
SMG/PA	(l)	Consumer Services	L+700		1/23/26	230	231	227
Sparta Systems Inc	(f)(l)	Software & Services	L+825	1.0%	7/27/25	2,438	2,405	2,099
Transplace	(l)	Transportation	L+875	1.0%	10/6/25	3,289	3,218	2,993
Vantage Specialty Chemicals Inc	(n)	Materials	L+825	1.0%	10/26/25	755	745	741
WireCo WorldGroup Inc	(l)	Capital Goods	L+900	1.0%	9/30/24	1,632	1,628	1,636

Total Senior Secured Loans—Second Lien							35,686	34,277

Other Senior Secured Debt—8.9%
Cleaver-Brooks Inc	(i)	Capital Goods	7.9%		3/1/23	625	625	611
Cornerstone Chemical Co	(i)	Materials	6.8%		8/15/24	2,682	2,686	2,362
Frontier Communications Corp	(g)(i)	Telecommunication Services	8.5%		4/1/26	353	353	309
Genesys Telecommunications Laboratories Inc	(i)	Technology Hardware & Equipment	10.0%		11/30/24	672	742	707
PAREXEL International Corp	(i)	Pharmaceuticals, Biotechnology & Life Sciences	6.4%		9/1/25	610	591	545
Pattonair Holdings Ltd	(g)(i)	Capital Goods	9.0%		11/1/22	1,057	1,071	1,068
Ply Gem Holdings Inc	(i)	Capital Goods	8.0%		4/15/26	1,666	1,634	1,533
Surgery Partners Holdings LLC	(i)	Health Care Equipment & Services	8.9%		4/15/21	18	18	18
Vivint Inc		Commercial & Professional Services	7.9%		12/1/22	1,752	1,731	1,660
Vivint Inc		Commercial & Professional Services	7.6%		9/1/23	821	744	672

Total Other Senior Secured Debt							10,195	9,485

See notes to financial statements.

Corporate Capital Trust II

Schedule of Investments (continued)

As of December 31, 2018

(in thousands, except share amounts)

Portfolio Company(a)(b)	Footnotes	Industry	Rate	Floor	Maturity Date	Principal Amount(c)	Cost(d)	Fair Value
Subordinated Debt—25.0%
Allegheny Technologies Inc	(g)	Materials	7.9%		8/15/23	$850	$829	$871
CDK Global Inc	(g)	Software & Services	4.9%		6/1/27	7	7	7
ClubCorp Club Operations Inc	(i)	Consumer Services	8.5%		9/15/25	5,260	5,169	4,734
Consolidated Energy Finance SA (LUX)	(g)(h)(i)	Materials	6.5%		5/15/26	201	201	192
Datatel Inc	(i)	Software & Services	9.0%		9/30/23	102	107	103
Hub International Ltd	(i)	Insurance	7.0%		5/1/26	1,180	1,179	1,069
Kenan Advantage Group Inc	(i)	Transportation	7.9%		7/31/23	3,262	3,371	3,140
LifePoint Hospitals Inc	(i)	Health Care Equipment & Services	9.8%		12/1/26	921	921	877
Quorum Health Corp		Health Care Equipment & Services	11.6%		4/15/23	268	269	255
Reynolds Group Holdings Inc		Materials	8.0%		12/15/25	849	929	838
Reynolds Group Holdings Inc		Materials	8.4%		4/15/27	2,653	2,940	2,637
SRS Distribution Inc	(i)	Capital Goods	8.3%		7/1/26	3,010	2,997	2,769
Surgery Partners Holdings LLC	(i)	Health Care Equipment & Services	6.8%		7/1/25	548	502	474
Team Health Inc	(i)	Health Care Equipment & Services	6.4%		2/1/25	1,943	1,710	1,586
Tenet Healthcare Corp	(g)	Health Care Equipment & Services	7.0%		8/1/25	31	31	29
Triumph Group Inc		Capital Goods	7.8%		8/15/25	217	217	192
Vertiv Group Corp	(i)	Technology Hardware & Equipment	9.3%		10/15/24	6,124	6,324	5,450
Vivint Inc		Commercial & Professional Services	8.8%		12/1/20	1,695	1,571	1,617

Total Subordinated Debt							29,274	26,840

						No. of Shares
Asset Based Finance—6.3%
Accelerator Investments Aggregator LP (NLD)	(f)(g)(h)(p)	Diversified Financials				107,825	126	123
KKR Zeno Aggregator LP (K2 Aviation) (IRE)	(f)(g)(h)	Capital Goods				5,630,570	5,631	5,631

See notes to financial statements.

Corporate Capital Trust II

Schedule of Investments (continued)

As of December 31, 2018

(in thousands, except share amounts)

Portfolio Company(a)(b)	Footnotes	Industry	Rate	Floor	Maturity Date	No. of Shares	Cost(d)	Fair Value
Montgomery Credit Holdings LP	(f)(g)(p)	Diversified Financials				1,095,595	$1,095	$975

Total Asset Based Finance							6,852	6,729

Equity/Other—3.8%
Australis Maritime (MHL)	(f)(g)(h)	Transportation				43,819	44	44
Misys Ltd, Preferred Stock	(f)(g)(j)(n)	Software & Services	L+1025			2,842	2,788	2,682
Polyconcept North America Inc, Class A—1 Units	(f)	Consumer Durables & Apparel				624	62	92
VICI Properties Inc, Common Stock		Consumer Services				66,020	1,228	1,240

Total Equity/Other							4,122	4,058

TOTAL INVESTMENTS—163.5%	(k)						$183,365	175,166

OTHER ASSETS IN EXCESS OF LIABILITIES—(63.5%)								(67,996)

NET ASSETS—100.0%								$107,170

Derivative Instruments (Note 7)—0.4%

Foreign currency forward contracts								$457

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)

Non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940, as amended (“1940 Act”), unless otherwise indicated. Non-controlled/non-affiliated investments are investments that are neither controlled investments nor affiliated investments.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Represents amortized cost for debt securities and cost for equity investments translated to U.S. dollars.

(e)	Position or portion thereof unsettled as of December 31, 2018.

(f)	Investments classified as Level 3 whereby fair value was determined by the Company’s board of trustees (see Note 2).

(g)

The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2018, 80.0% of the Company’s total assets represented qualifying assets.

See notes to financial statements.

Corporate Capital Trust II

Schedule of Investments (continued)

As of December 31, 2018

(in thousands, except share amounts)

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

(k)

As of December 31, 2018, the aggregate gross unrealized appreciation for all investments in which there was an excess of value over tax cost was $570; the aggregate gross unrealized depreciation for all investments in which there was an excess of tax cost over value was $9,053; the net unrealized depreciation was $8,483; the aggregate cost of investments for federal income tax purposes was $183,649.

(l)

The interest rate on these investments is subject to a base rate of 1-Month LIBOR, which at December 31, 2018 was 2.52%. The current base rate for each investment may be different from the reference rate on December 31, 2018.

(m)

The interest rate on these investments is subject to a base rate of 2-Month LIBOR, which at December 31, 2018 was 2.62%. The current base rate for each investment may be different from the reference rate on December 31, 2018.

(n)

The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at December 31, 2018 was 2.81%. The current base rate for each investment may be different from the reference rate on December 31, 2018.

(o)

The interest rate on these investments is subject to a base rate of 3-Month Euro Interbank Offered Rate, which at December 31, 2018 was approximately (0.31)%. The current base rate for each investment may be different from the reference rate on December 31, 2018.

(p)	Security is non-income producing.

(q)	Security is an unfunded loan commitment.

(r)	Security is on non-accrual status.

Abbreviations:

C$ - Canadian Dollar; local currency investment amount is denominated in Canadian Dollar. C$ 1 / U.S. $0.73 as of December 31, 2018.

€ - Local currency investment amount is denominated in Euros. € 1 / U.S. $1.15 as of December 31, 2018.

£ - Local currency investment amount is denominated in British Pound Sterling. £ 1 / U.S. $1.28 as of December 31, 2018.

CAN = Canada

CDOR = Canadian Banker Acceptance Rate

E = EURIBOR - Euro Interbank Offered Rate

FRA = France

GBR = United Kingdom

IRE = Ireland

L = LIBOR - London Interbank Offered Rate, typically 3-Month

LUX = Luxembourg

MHL = Marshall Islands

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

See notes to financial statements.

Corporate Capital Trust II

Schedule of Investments (continued)

As of December 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)(b)	Footnotes	Industry	Rate	Floor	Maturity Date	No. Shares/ Principal Amount(c)		Cost(d)	Fair Value
Netsmart Technologies, Inc.	(1)	Health Care Equipment & Services	L + 450	1.00%	4/19/23		$81	$81	$82
P2 Energy Solutions, Inc.	(g),(1)	Software & Services	L + 400	1.00%	10/30/20		3,317	3,246	3,253
Polyconcept North America, Inc.	(2)	Consumer Durables & Apparel	L + 475	1.00%	8/16/23		332	329	334
Quorum Health Corp.	(2)	Health Care Equipment & Services	L + 675	1.00%	4/29/22		4,575	4,561	4,632
Revere Superior Holdings, Inc.	(f),(1)	Software & Services	L + 675	1.00%	11/21/22		4,581	4,536	4,567
Revere Superior Holdings, Inc.	(f),(1)	Software & Services	L + 675	1.00%	11/21/22		164	160	163
Revere Superior Holdings, Inc.	(f),(1)	Software & Services	L + 675	1.00%	11/21/22		33	26	2
Savers, Inc.	(1)	Retailing	L + 375	1.25%	7/9/19		1,074	1,000	1,012
Sequa Corp.	(1)	Materials	L + 500	1.00%	11/28/21		1,545	1,557	1,559
SI Organization, Inc.	(1)	Capital Goods	L + 475	1.00%	11/23/19		597	597	604
SIRVA Worldwide, Inc.	(1)	Commercial & Professional Services	L + 650	1.00%	11/22/22		2,061	2,016	2,081
SMART Global Holdings, Inc.	(f),(g),(4)	Semiconductors & Semiconductor Equipment	P + 400	0.00%	2/9/22		46	46	37
SMART Global Holdings, Inc.	(f),(g),(1)	Semiconductors & Semiconductor Equipment	L + 625	1.00%	8/9/22		3,261	3,201	3,288
Staples Canada, Inc.	(f),(g),(h),(5)	Retailing	CDOR + 700	1.00%	9/12/23	C$	5,689	4,608	4,412
Sutherland Global Services, Inc.	(g),(1)	Software & Services	L + 537.5	1.00%	4/23/21		$709	691	682
Sutherland Global Services, Inc.	(g),(1)	Software & Services	L + 537.5	1.00%	4/23/21		3,046	2,967	2,931
Talbots, Inc.	(2)	Retailing	L + 450	1.00%	3/19/20		720	671	701
TruGreen, LP	(1)	Consumer Services	L + 400	1.00%	4/13/23		1,573	1,588	1,598
Utility One Source, LP	(2)	Capital Goods	L + 550	1.00%	4/7/23		3,305	3,287	3,384
Vertafore, Inc.	(2)	Software & Services	L + 325	1.00%	6/30/23		139	139	140
Wheels Up Partners, LLC	(f),(1)	Transportation	L + 855	1.00%	10/15/21		372	370	369
Wheels Up Partners, LLC	(f),(1)	Transportation	L + 855	1.00%	7/15/22		424	422	421

See notes to financial statements.

Corporate Capital Trust II

Schedule of Investments (continued)

As of December 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)(b)	Footnotes	Industry	Rate	Floor	Maturity Date	No. Shares/ Principal Amount(c)	Cost(d)	Fair Value
Wheels Up Partners, LLC	(f),(1)	Transportation	L + 710	1.00%	8/1/24	$1,347	$1,338	$1,336
Wheels Up Partners, LLC	(f),(1)	Transportation	L + 710	1.00%	11/1/24	551	547	547
Wheels Up Partners, LLC	(f),(1)	Transportation	L + 710	1.00%	2/1/25	276	273	273
WireCo WorldGroup, Inc.	(1)	Capital Goods	L + 550	1.00%	9/29/23	558	557	563

Total First Lien Senior Secured Loans							93,789	93,689

Second Lien Senior Secured Loans—28.6%
ABILITY Network, Inc.	(e)	Health Care Equipment & Services	L + 775	1.00%	12/12/25	856	851	860
Albany Molecular Research, Inc.	(2)	Pharmaceuticals, Biotechnology & Life Sciences	L + 700	1.00%	8/28/25	913	909	901
Applied Systems, Inc.	(1)	Software & Services	L + 700	1.00%	9/12/25	2,624	2,624	2,721
Arclin, Inc.	(1)	Materials	L + 875	1.00%	2/9/25	424	421	430
BJ’s Wholesale Club, Inc.	(3)	Food & Staples Retailing	L + 750	1.00%	1/27/25	949	941	930
CTI Foods Holding Co., LLC	(2)	Food, Beverage & Tobacco	L + 725	1.00%	6/28/21	222	208	173
Direct ChassisLink, Inc.	(e)	Transportation	L + 600	0.00%	6/15/23	587	584	599
Excelitas Technologies Corp.	(e)(1)	Technology Hardware & Equipment	L + 750	1.00%	11/15/25	811	803	820
FleetPride Corp.	(1)	Capital Goods	L + 800	1.25%	5/19/20	853	775	838
Genoa, a QoL Healthcare Co., LLC	(2)	Health Care Equipment & Services	L + 800	1.00%	10/28/24	353	354	359
Grocery Outlet, Inc.	(1)	Food & Staples Retailing	L + 825	1.00%	10/21/22	198	186	199
Higginbotham Insurance Agency, Inc.	(e)(f)(4)	Insurance	L + 725	1.00%	12/19/25	1,304	1,291	1,291
iParadigms Holdings, LLC	(1)	Software & Services	L + 725	1.00%	7/29/22	183	179	179
Misys, Ltd. (GBR)	(g),(h),(1)	Software & Services	L + 725	1.00%	6/13/25	2,814	2,825	2,829
NEP Group, Inc.	(2)	Media	L + 700	1.00%	1/23/23	239	230	241
NeuStar, Inc.	(1)	Software & Services	L + 800	1.00%	8/8/25	1,807	1,781	1,831

See notes to financial statements.

Corporate Capital Trust II

Schedule of Investments (continued)

As of December 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)(b)	Footnotes	Industry	Rate	Floor	Maturity Date	No. Shares/ Principal Amount(c)	Cost(d)	Fair Value
Polyconcept North America, Inc.	(f),(2)	Consumer Durables & Apparel	L + 1000	1.00%	2/16/24	$624	$611	$638
Press Ganey Holdings, Inc.	(2)	Health Care Equipment & Services	L + 650	1.00%	10/21/24	1,598	1,622	1,621
Sequa Corp.	(1)	Materials	L + 900	1.00%	4/28/22	3,468	3,507	3,515
SI Organization, Inc.	(1)	Capital Goods	L + 875	1.00%	5/23/20	461	456	466
Sparta Systems, Inc.	(f),(1)	Software & Services	L + 825	1.00%	7/27/25	2,438	2,402	2,381
SRS Distribution, Inc.	(2)	Capital Goods	L + 875	1.00%	2/24/23	2,756	2,769	2,842
Sungard Public Sector, LLC	(f),(1)	Software & Services	L + 850	1.00%	1/30/25	654	648	654
Transplace, Inc.	(2)	Transportation	L + 875	1.00%	10/6/25	3,628	3,539	3,637
Vantage Specialty Chemicals, Inc.	(1)	Materials	L + 825	1.00%	10/26/25	755	744	744
WireCo WorldGroup, Inc.	(1)	Capital Goods	L + 900	1.00%	9/30/24	1,632	1,627	1,643

Total Second Lien Senior Secured Loans							32,887	33,342

Other Senior Secured Debt—5.2%
Avantor, Inc.	(i)	Pharmaceuticals, Biotechnology & Life Sciences	6.00%	0.00%	10/1/24	776	776	773
Cleaver-Brooks Inc	(i)	Capital Goods	7.88%	0.00%	3/1/23	1,378	1,378	1,412
Cornerstone Chemical, Co.	(i)	Materials	6.75%	0.00%	8/15/24	2,682	2,687	2,679
DJO Finance, LLC	(i)	Health Care Equipment & Services	8.13%	0.00%	6/15/21	452	429	423
Pattonair Holdings, Ltd.	(g),(i)	Capital Goods	9.00%	0.00%	11/1/22	748	748	773

Total Other Senior Secured Debt							6,018	6,060

Total Senior Debt							132,694	133,091

See notes to financial statements.

Corporate Capital Trust II

Schedule of Investments (continued)

As of December 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)(b)	Footnotes	Industry	Rate	Floor	Maturity Date	No. Shares/ Principal Amount(c)	Cost(d)	Fair Value
Subordinated Debt—20.6%
Allegheny Technologies, Inc.	(g)	Materials	7.88%	0.00%	8/15/23	$4,350	$4,343	$4,701
Clear Channel International BV (NLD)	(g),(h),(i)	Media	8.75%	0.00%	12/15/20	3,779	3,915	3,902
ClubCorp Club Operations, Inc.	(i)	Consumer Services	8.50%	0.00%	9/15/25	4,032	3,978	3,931
Datatel, Inc.	(i)	Software & Services	9.00%	0.00%	9/30/23	102	107	108
Envision Healthcare Holdings	(g),(i)	Health Care Equipment & Services	5.13%	0.00%	7/1/22	599	589	581
Intelsat S.A. (LUX)	(g),(h)	Media	7.25%	0.00%	10/15/20	1,334	1,277	1,254
Kenan Advantage Group, Inc.	(i)	Transportation	7.88%	0.00%	7/31/23	2,620	2,722	2,712
Pactiv, LLC		Materials	7.95%	0.00%	12/15/25	849	938	962
Pactiv, LLC		Materials	8.38%	0.00%	4/15/27	2,653	2,965	3,038
Plastipak Holdings, Inc.	(i)	Materials	6.25%	0.00%	10/15/25	163	163	167
Surgery Center Holdings, Inc.	(g),(i)	Health Care Equipment & Services	6.75%	0.00%	7/1/25	635	576	600
Tenet Healthcare Corp.	(g),(i)	Health Care Equipment & Services	7.00%	0.00%	8/1/25	31	31	29
Triumph Group, Inc.	(g),(i)	Capital Goods	7.75%	0.00%	8/15/25	1,360	1,360	1,443
Vertiv Group Corp.	(i)	Technology Hardware & Equipment	9.25%	0.00%	10/15/24	508	551	542

Total Subordinated Debt							23,515	23,970

Asset Based Finance—2.3%
Montgomery Credit Holdings, LP, Membership Interest	(f),(g)*	Diversified Financials				2,689,166	2,689	2,682

Total Asset Based Finance							2,689	2,682

Equity/Other—3.6%
Misys, Ltd. (CYM), Perpetual Preferred Equity	(f),(g),(h),(j)	Software & Services	L + 1025	1.00%		2,841	2,788	2,756

See notes to financial statements.

Corporate Capital Trust II

Schedule of Investments (continued)

As of December 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)(b)	Footnotes	Industry	Rate	Floor	Maturity Date	No. Shares/ Principal Amount(c)	Cost(d)	Fair Value
Polyconcept North America, Inc. Membership Units	(f)	Consumer Durables & Apparel				$624	$62	$58
VICI Properties, Inc., Common Stock	(g)	Consumer Services				66,020	1,228	1,354

Total Equity/Other							4,078	4,168

TOTAL INVESTMENTS—140.7% (k)							$162,976	163,911

OTHER ASSETS IN EXCESS OF LIABILITIES—(40.7%)								(47,440)

NET ASSETS—100.0%								$116,471

Derivative Instrument (Note 4)—0.1%

Foreign currency forward contract								$96

(a)	Security may be an obligation of one or more entities affiliated with the named company.

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

See notes to financial statements.

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

Corporate Capital Trust II

Notes to Financial Statements

(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

Corporate Capital Trust II (the “Company”) was formed as a Delaware statutory trust on August 12, 2014. The Company is a non-diversified, closed-end management investment company and has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code.

The Company’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. The Company’s portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle-market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. In addition, a portion of the Company’s portfolio may be comprised of equity and equity-related securities, corporate bonds, structured products, other debt securities and derivatives, including total return swaps and credit default swaps.

Since inception and through April 8, 2018, the Company was externally managed by CNL Fund Advisors II, LLC, as investment adviser (“CNL”), and KKR Credit Advisors (US) LLC, as investment sub-adviser (“KKR”, and together with CNL, the “Former Advisors”). On April 9, 2018, the Company entered into a new investment advisory agreement (the “Investment Advisory Agreement”) with FS/KKR Advisor, LLC (the “Advisor”), a newly-formed entity that is jointly operated by KKR and an affiliate of Franklin Square Holdings, L.P., which does business as FS Investments, pursuant to which the Advisor serves as the Company’s investment adviser. See Note 4 for additional information.

Since inception and through April 8, 2018, the Former Advisors were, and effective April 9, 2018, the Advisor is, responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments, determining the securities and other assets that the Company will purchase, retain or sell and monitoring the Company’s portfolio on an ongoing basis, as well as providing the administrative services necessary for the Company to operate. Both the Former Advisors and the Advisor (collectively, the “Advisors”) are registered as investment advisers with the Securities and Exchange Commission (“SEC”).

On September 29, 2014, the Company filed a registration statement on Form N-2 (the “Registration Statement”) with the SEC to permit the Company to sell up to $2.6 billion of shares of common stock (275 million shares) on a continuous basis (the “Offering”). The Registration Statement was declared effective on October 9, 2015. In January 2018, the Company suspended its Offering to new investors and on April 30, 2018, it terminated the Offering. See Note 3 for additional information regarding the Offering.

Note 2. Summary of Significant Accounting Policies

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

Corporate Capital Trust II

Notes to Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

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

Corporate Capital Trust II

Notes to Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

particular input to the fair value measurement requires judgment, and the consideration of factors specific to the investment.

Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to the Company’s portfolio investments for which market quotations are not readily available, the Company’s board of trustees is responsible for determining in good faith the fair value of the Company’s portfolio investments in accordance with the valuation policy and procedures approved by the board of trustees, based on, among other things, the input of the Advisor and the Company’s management, its audit committee, and independent third-party valuation firms.

The Company and the Advisor undertake a multi-step valuation process for determining the fair value of the Company’s investments, the market prices of which are not readily available, as described below:

•	Each investment is valued by the Company’s independent third-party valuation firm, which provides a valuation range for each investment to the Advisor.

•

Valuation recommendations, which include selection of a specific value within the valuation range, are formulated and documented by personnel of the Advisor. Valuation recommendations, along with supporting documentation, for each investment are provided to the Company.

•	Following Company management review, valuation recommendations and supporting documentation are provided to the Company’s audit committee for further review.

•

As a final step, the Company’s board of trustees discusses the investment valuation recommendations with the Advisor, the Company’s independent third-party valuation firm, where applicable, and the Company’s management, and based on those discussions and the related review process conducted by the Company’s audit committee, determines the fair value of the investments in good faith.

Determination of fair value involves subjective judgments and estimates. Accordingly, these notes to the Company’s audited financial statements refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on the Company’s financial statements. In making its determination of fair value, the Company’s board of trustees may use any approved independent third-party pricing or valuation services. However, the Company’s board of trustees is not required to determine fair value in accordance with the valuation provided by any single source, and may use any relevant data, including information obtained from the Advisor or any approved independent third-party valuation or pricing service that the Company’s board of trustees deems to be reliable in determining fair value under the circumstances. Below is a description of factors that the Advisor, any approved independent third-party valuation services and the Company’s board of trustees may consider when determining the fair value of the Company’s investments.

Valuation of fixed income investments, such as loans and debt securities, depends upon a number of factors, including prevailing interest rates for like securities, expected volatility in future interest rates, call features, put features and other relevant terms of the debt. For investments without readily available market prices, the Company may incorporate these factors into discounted cash flow models to arrive at fair value. Other factors that may be considered include the borrower’s ability to adequately service its debt, the fair market value of the borrower in relation to the face amount of its outstanding debt and the quality of collateral securing the Company’s debt investments.

Corporate Capital Trust II

Notes to Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

For convertible debt securities, fair value generally approximates the fair value of the debt plus the fair value of an option to purchase the underlying security (i.e., the security into which the debt may convert) at the conversion price. To value such an option, a standard option pricing model may be used.

The Company’s equity interests in portfolio companies for which there is no liquid public market are valued at fair value. The Company’s board of trustees, in its determination of fair value, may consider various factors, such as multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. All of these factors may be subject to adjustments based upon the particular circumstances of a portfolio company or the Company’s actual investment position. For example, adjustments to EBITDA may take into account compensation to previous owners or acquisition, recapitalization, restructuring or other related items.

The Advisor, any approved independent third-party valuation services and the Company’s board of trustees may also consider private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. The Advisor, any approved independent third-party valuation services and the Company’s board of trustees may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, and may apply discounts or premiums, where and as appropriate, due to the higher (or lower) financial risk and/or the smaller size of portfolio companies relative to comparable firms, as well as such other factors as the Company’s board of trustees, in consultation with the Advisor and any approved independent third-party valuation services, if applicable, may consider relevant in assessing fair value. Generally, the value of the Company’s equity interests in public companies for which market quotations are readily available is based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.

When the Company receives warrants or other equity securities at nominal or no additional cost in connection with an investment in a debt security, the cost basis in the investment will be allocated between the debt securities and any such warrants or other equity securities received at the time of origination. The Company’s board of trustees subsequently values these warrants or other equity securities received at their fair value.

The fair values of the Company’s investments are determined in good faith by the Company’s board of trustees. The Company’s board of trustees is responsible for the valuation of the Company’s portfolio investments at fair value as determined in good faith pursuant to the Company’s valuation policy and consistently applied valuation process. The Company’s board of trustees has delegated day-to-day responsibility for implementing its valuation policy to the Advisor, and has authorized the Advisor to utilize independent third-party valuation and pricing services that have been approved by the Company’s board of trustees. The valuation committee is responsible for overseeing the Advisor’s implementation of the valuation process.

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

Corporate Capital Trust II

Notes to Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

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

Fee Income – In its role as the Company’s investment adviser, the Advisor or its affiliates may provide financial advisory services to portfolio companies and in return may receive fees for capital structuring services. The Advisor is obligated to remit to the Company any earned capital structuring fees based on the pro-rata portion of the Company’s investment in co-investment transactions and originated investments. These fees are generally nonrecurring and are recognized as fee income by the Company upon the investment closing date. The Company may also receive fees for commitments, amendments and other services related to portfolio companies. Such fees are recognized as fee income when earned or the services are rendered.

Corporate Capital Trust II

Notes to Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

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

Corporate Capital Trust II

Notes to Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Management Fees – The Company incurs a base management fee (recorded as investment advisory fees) and performance-based incentive fees, including (i) a subordinated incentive fee on income and (ii) an incentive fee on capital gains, due to the Advisor pursuant to the Investment Advisory Agreement described in Note 4. The two components of performance-based incentive fees are combined and expensed in the statements of operations and accrued as accrued performance-based incentive fees in the statements of assets and liabilities. Pursuant to the terms of the Investment Advisory Agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement) based on the Company’s realized capital gains on a cumulative basis from inception, net of all realized capital losses on a cumulative basis and unrealized depreciation at year end, less the aggregate amount of any previously paid capital gains incentive fees. Although the terms of the Investment Advisory Agreement do not provide for the inclusion of unrealized gains in the calculation of the incentive fee on capital gains, pursuant to relevant authoritative guidance for investment companies, the Company includes unrealized gains in the calculation of the incentive fee on capital gains expense and related accrued incentive fee on capital gains. This accrual reflects the incentive fees that would be payable to the Advisor if the Company’s entire portfolio was liquidated at its fair value as of the balance sheet date even though the Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

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

Distributions – Distributions to the Company’s shareholders are recognized as a liability on the applicable record date. Subject to the discretion of the Company’s board of trustees and applicable legal restrictions, the Company intends to declare and pay such distributions on a quarterly basis. The Company has adopted a distribution reinvestment plan that provides for reinvestment of distributions on behalf of shareholders. Shareholders who have elected to participate in the distribution reinvestment plan will have their cash distribution automatically reinvested in additional shares of common stock.

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

Corporate Capital Trust II

Notes to Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

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

Permanent book-to-tax basis differences are reclassified among the Company’s capital accounts, as appropriate on an annual basis. Additionally, the tax character and amount of distributions is determined in accordance with the Code which differs from GAAP.

Reclassifications – Certain amounts in the financial statements for the years ended December 31, 2017 and 2016 have been reclassified to conform to the classifications used to prepare the financial statements for the year ended December 31, 2018. These reclassifications had no material impact on the Company’s financial position, results of operations or cash flows as previously reported.

As of December 31, 2018, the Company has revised its investment categories to reclassify investments that were previously categorized as Equity/Other to two new categories of Asset Based Finance and Equity/Other. This revision better distinguishes between corporate equity investments and investments that are primarily collateralized by hard assets, financial assets or investments in specialty finance platforms that provide exposure to hard assets or financial assets. The Company’s Asset Based Finance investments may be in the form of debt, equity, derivatives or private placement funds. The Company has adjusted the presentation of its asset categories for all periods presented to conform to the current period presentation.

The following table provides additional details of the fair value of investments reclassified by category as of December 31, 2017:

Asset Category	As Filed December 31, 2017	Adjustments	Adjusted December 31, 2017
Asset Based Finance	$—	$2,682	$2,682
Equity/Other	6,850	(2,682)	4,168

	$6,850	$—	$6,850

Recent Accounting Pronouncements – In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement—Disclosure Framework—Changes to Disclosure Requirements for Fair Value Measurement (Topic 820), or ASU 2018-13. ASU 2018-13 introduces new fair value disclosure requirements and eliminates and modifies certain existing fair value disclosure requirements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the impact of ASU 2018-13 on its financial statements.

Corporate Capital Trust II

Notes to Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions

The following table summarizes the total shares issued and proceeds received in connection with the Company’s Offering for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018(1)		2017		2016(2)
	Shares	Amount	Shares	Amount	Shares	Amount
Gross proceeds	136,070	$1,331	6,392,874	$62,570	5,879,947	$56,339
Up-front selling commissions and dealer manager fees	—	(61)	—	(2,929)	—	(2,405)

Net proceeds to company	136,070	1,270	6,392,874	59,641	5,879,947	53,934
Reinvestment of distributions	392,783	3,601	319,538	2,982	41,812	386

Net proceeds	528,853	$4,871	6,712,412	$62,623	5,921,759	$54,320

Average net proceeds per share		$9.21		$9.33		$9.17

(1)

The Company suspended its Offering to new investors effective January 10, 2018 and subsequently terminated its Offering effective April 30, 2018. However, the Company continues to issue new shares under its distribution reinvestment plan.

(2)	The Company commenced operations on March 1, 2016.

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

From inception through the suspension of the Company’s Offering on January 10, 2018, the Company raised gross proceeds of approximately $123.6 million (12.8 million shares) through its Offering, including approximately $3.4 million (0.4 million shares) through its distribution reinvestment plan. Following the suspension and subsequent termination of its Offering effective April 30, 2018, the Company has and will continue to issue shares pursuant to its distribution reinvestment plan. During the year ended December 31, 2018, the Company issued 392,783 shares of common stock pursuant to its distribution reinvestment plan for gross proceeds of $3,601. During the period from January 1, 2019 to March 12, 2019, the Company issued 95,573 shares of common stock pursuant to its distribution reinvestment plan at $8.54 per share for gross proceeds of $833.

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

Corporate Capital Trust II

Notes to Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

The following table is a summary of the share repurchases completed during the year ended December 31, 2018:

Repurchase Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	No. of Shares Repurchased/ Total Offer	Price Paid Per Share
February 20, 2018	249,708	91,276	$840	37%	$9.20
July 2, 2018(1)	356,875	356,875	$3,298	100%	$9.24
October 1, 2018	305,323	197,598	$1,794	65%	$9.08

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

On January 7, 2019, the Company repurchased approximately 315,173 shares (representing 90% of the common shares tendered for repurchase) at $9.14 per share for aggregate consideration totaling $2,881.

Note 4. Related Party Transactions

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

Investment Advisory Agreements

On April 9, 2018, the Company terminated the Former Investment Advisory Agreement (as defined below) and concurrently entered into the Investment Advisory Agreement with the Advisor. Pursuant to the Investment Advisory Agreement, the Company pays the Advisor a fee for their services consisting of two components – a base management fee based on the average value of the Company’s gross assets and incentive fees based on the Company’s performance. The incentive fee consists of (i) a subordinated incentive fee on income and (ii) an

Corporate Capital Trust II

Notes to Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

incentive fee on capital gains. Under the Investment Advisory Agreement, the Advisor is entitled to an annual base management fee of 1.50% of the average value of the Company’s gross assets, as compared to the annual rate of 2.00% under the Former Investment Advisory Agreement. In addition, the calculation of the base management fee under the Investment Advisory Agreement excludes cash and cash equivalents from gross assets, as compared to the Former Investment Advisory Agreement, which included cash and cash equivalents within the definition of gross assets. Under the Investment Advisory Agreement, the Advisor serves as the sole investment adviser of the Company.

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

A subordinated incentive fee on income is payable to the Advisor each calendar quarter if the Company’s pre-incentive fee net investment fee income (as defined in the Investment Advisory Agreement and approved by the Company’s board of trustees) exceeds the 1.75% quarterly preference return to the Company’s shareholders (the ratio of pre-incentive fee net investment income divided by average adjusted capital).

The annual incentive fees on capital gains recorded for GAAP purposes are equal to (i) 20% of the Company’s realized and unrealized capital gains on a cumulative basis since inception, net of all realized capital losses and unrealized depreciation on a cumulative basis from inception, less (ii) the aggregate amount of any previously paid incentive fees on capital gains. For financial reporting purposes, in accordance with GAAP, the Company includes unrealized appreciation on the investment portfolio in the calculation of incentive fees on capital gains; however, such amounts are not payable by the Company unless and until the net unrealized appreciation is actually realized. The actual amount of incentive fees on capital gains that are due and payable to the Advisor is determined at the end of the calendar year.

The terms of the incentive fees are substantially the same as those to which the Former Advisors were entitled to receive under the Former Investment Advisory Agreement.

The Company did not incur any subordinated incentive fee on income under the Investment Advisory Agreements during the years ended December 31, 2018, 2017 and 2016. The Company has not accrued any incentive fees payable on capital gains under the Investment Advisory Agreements as of December 31, 2018.

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

Corporate Capital Trust II

Notes to Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

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

On April 30, 2018, the Company terminated its Offering and in conjunction therewith, the Former Advisors agreed to permanently waive their rights to receive reimbursement of approximately $5,000 of organization and offering expenses that they had incurred on the Company’s behalf. As such, as of December 31, 2018, the Company had no contingent obligations to reimburse its Former Advisors for organization and offering expenses.

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

On April 9, 2018, the Company terminated the Former Administrative Services Agreement with CNL and concurrently entered into a new administrative services agreement with the Advisor (the “Administrative Services Agreement”). Under the Administrative Services Agreement, the Advisor serves as the Company’s administrator. The terms of the Administrative Services Agreement, including the services to be provided by the Advisor as administrator and the amount of reimbursements to be paid by the Company for certain administrative expenses, are substantially the same as those under the Former Administrative Services Agreement.

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

Corporate Capital Trust II

Notes to Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

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

Concurrently with the Company’s entry into the Investment Advisory Agreement and the Administrative Services Agreement, on April 9, 2018, the Company entered into a new expense support and conditional reimbursement agreement (the “Expense Support Agreement”), which replaced the Former Expense Support Agreement. The Expense Support Agreement was substantially similar to the Former Expense Support Agreement.

On November 14, 2018, the Advisor announced that for any calendar month ending on or prior to September 30, 2019, it will defer the receipt of base management fees under the Investment Advisory Agreement if, and to the extent that, the Company’s distributions paid to the Company’s shareholders in the calendar month exceeds the sum of the Company’s investment company taxable income (as defined in Section 852 of the Internal Revenue Code of 1986, as amended, or the Code), net capital gains (as defined in Section 1222 of the Code) and dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent such amounts were not included in net investment company taxable income or net capital gains) in the calendar month, or collectively, the Company’s distributable funds on a tax basis. The Advisor will only receive any deferred fees in a future calendar month if, and to the extent that, the Company’s distributable funds on a tax basis in the future calendar month exceeds the Company’s distributions paid to the Company’s shareholders in such month. In light of this commitment by the Advisor, the Expense Support Agreement was terminated on November 14, 2018. The Company’s conditional obligation to reimburse the Advisor pursuant to the terms of the Expense Support Agreement survived the termination of such agreement. Prior to September 30, 2019, the Advisor will evaluate whether to extend this commitment to future periods.

The Company has and will continue to accrue base management fees pursuant to the Investment Advisory Agreement. As of December 31, 2018, the Company had accrued $695 in base management fees due to the Advisor.

Corporate Capital Trust II

Notes to Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

Related party fees and expenses incurred on behalf of the Company during the years ended December 31, 2018, 2017 and 2016 are summarized below:

		Year Ended December 31,
Related Party	Source Agreement & Description	2018	2017	2016
CNL Securities Corp.	Former Managing Dealer Agreement:
	Up-front selling commissions and dealer manager fees	$61	$2,929	$2,405
	Distribution and shareholder servicing fees	$376	$964	$251
KKR	Former Investment Sub-Advisory Agreement:
	Investment expenses reimbursement(1)(2)	$105	$52	$8
FS/KKR Advisor	Investment Advisory Agreement:
CNL and KKR	Former Investment Advisory Agreement:
	Base management fees (investment advisory fees)(1)	$2,990	$2,346	$512
	Incentive fee on capital gains(3)	$(279)	$112	$167
	Organization and offering expense reimbursement	$20	$413	$—
FS/KKR Advisor	Administrative Services Agreement:
CNL	Former Administrative Services Agreement:
	Administrative and compliance services(1)	$390	$636	$268
FS/KKR Advisor	Expense Support Agreement:
CNL and KKR	Former Expense Support Agreement:
	Expense support provided	$(746)	$(2,644)	$(2,196)

(1)	Expenses subject to Expense Support.

(2)

Includes reimbursement of fees related to transactional expenses for prospective investments, including fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. Broken deal costs were approximately $18, $21 and $7 for the years ended December 31, 2018, 2017 and 2016, respectively.

(3)

Incentive fees on capital gains are included in performance-based incentive fees in the statements of operations. The following table provides additional details for the incentive fee on capital gains for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
Incentive Fee on Capital Gains	2018	2017	2016
Accrued incentive fee at beginning of period	$279	$167	$—
Incentive fee on capital gains during the period	(279)	112	167
Less: Incentive fee on capital gains paid to the Advisors during the period	—	—	—

Accrued incentive fee at end of period	—	279	167
Less: Accrued incentive fee on capital gains attributable to unrealized gains at end of period	—	(279)	(167)

Incentive fee on capital gains earned by and payable to the Advisors at end of period	$—	$—	$—

Corporate Capital Trust II

Notes to Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

The following table presents amounts payable to Advisors as of December 31, 2018 and 2017:

	As of December 31,
	2018	2017
Receivable from Advisors:
Expense support	$165	$492

Total receivable from Advisors	165	492

Payable to Advisors:
Base management fees (investment advisory fees)	695	556
Operating expense reimbursement	115	146
Offering expense reimbursement	—	77

Total payable to Advisors	810	779

Net due (to) from Advisors	$(645)	$(287)

Note 5. Distributions

The Company currently intends to declare and pay regular cash distributions on a quarterly basis. On February 13, 2019, the Company’s board of trustees declared a regular quarterly cash distribution for the quarter ended March 31, 2019 in the amount of $0.14625 per share. This distribution was paid to shareholders of record as of record dates previously determined by the Company’s board of trustees. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of trustees.

The total and the sources of declared distributions on a GAAP basis for the years ended December 31, 2018, 2017 and 2016 are presented in the tables below:

	Year Ended December 31,
	2018			2017			2016
	Per Share	Amount	Allocation	Per Share	Amount	Allocation	Per Share	Amount	Allocation
Net investment income	$0.58	$7,294	98.5%	$0.41	$4,074	70.2%	$0.35	$909	72.9%
Net realized gains	0.01	114	1.5%	0.03	263	4.5%	0.04	101	8.1%
Distributions in excess of net investment income	—	—	—%	0.15	1,469	25.3%	0.09	237	19.0%

Total Declared Distributions	$0.59	$7,408	100.0%	$0.59	$5,806	100.0%	$0.48	$1,247	100.0%

Net investment income includes Expense Support Payments of $746, $2,644 and $2,196 which supported distributions of $7,408, $5,806 and $1,247 during the years ended December 31, 2018, 2017 and 2016, respectively. Sources of distributions, other than net investment income and realized gains on a GAAP basis, include (i) the ordinary income component of prior year tax-basis undistributed earnings and (ii) required

Corporate Capital Trust II

Notes to Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

adjustments to GAAP net investment income and realized gains in the current period to determine taxable income available for distributions.

Note 6. Investment Portfolio

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

As of December 31, 2018 and 2017, the Company’s investment portfolio consisted of the following:

	December 31, 2018
Asset Category	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Senior Secured Loans—First Lien	$97,236	$93,777	53.6%	87.5%
Senior Secured Loans—Second Lien	35,686	34,277	19.6%	32.0%
Other Senior Secured Debt	10,195	9,485	5.4%	8.9%
Subordinated Debt	29,274	26,840	15.3%	25.0%
Asset Based Finance	6,852	6,729	3.8%	6.3%
Equity/Other	4,122	4,058	2.3%	3.8%

Total	$183,365	$175,166	100.0%	163.5%

	December 31, 2017
Asset Category	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Senior Secured Loans—First Lien	$93,789	$93,689	57.2%	80.4%
Senior Secured Loans—Second Lien	32,887	33,342	20.3%	28.6%
Other Senior Secured Debt	6,018	6,060	3.7%	5.2%
Subordinated Debt	23,515	23,970	14.6%	20.6%
Asset Based Finance	2,689	2,682	1.6%	2.3%
Equity/Other	4,078	4,168	2.6%	3.6%

Total	$162,976	$163,911	100.0%	140.7%

Corporate Capital Trust II

Notes to Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities. As of December 31, 2018 and 2017, the Company did not hold investments in any portfolio companies of which it is deemed to “control” or be an “affiliated person.”

The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of December 31, 2018, the Company had unfunded debt investments with aggregate unfunded commitments of $1,804 and unfunded equity commitments of $9,531. As of December 31, 2017, the Company had unfunded debt investments with aggregate unfunded commitments of $7,135 and unfunded equity commitments of $6,763. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s schedules of investments as of December 31, 2018 and 2017.

Corporate Capital Trust II

Notes to Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$1,502	0.9%	$—	—

Capital Goods	23,439	13.4%	24,454	14.9%

Commercial & Professional Services	14,372	8.2%	9,573	5.9%

Consumer Durables & Apparel	3,895	2.2%	1,030	0.6%

Consumer Services	9,718	5.5%	9,140	5.6%

Diversified Financials	1,748	1.0%	2,683	1.6%

Energy	1,552	0.9%	—	—

Food & Staples Retailing	4,605	2.6%	1,129	0.7%

Food, Beverage & Tobacco	1,728	1.0%	173	0.1%

Health Care Equipment & Services	12,098	6.9%	9,258	5.7%

Insurance	4,933	2.8%	1,291	0.8%

Materials	17,977	10.3%	24,161	14.8%

Media	—	—	7,662	4.7%

Pharmaceuticals, Biotechnology & Life Sciences	1,451	0.8%	1,674	1.0%

Retailing	19,082	10.9%	20,890	12.7%

Semiconductors & Semiconductor Equipment	3,346	1.9%	3,325	2.0%

Software & Services	34,907	19.9%	35,940	21.9%

Technology Hardware & Equipment	6,934	4.0%	1,362	0.8%

Telecommunication Services	449	0.3%	—	—

Transportation	11,430	6.5%	10,166	6.2%

Total	$175,166	100.0%	$163,911	100.0%

Corporate Capital Trust II

Notes to Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

The table below describes the geographic concentration of the Company’s investment portfolio and enumerates the percentage, by fair value, of the total portfolio assets in such geographic locations as of December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
Geographic Locations(1)	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
United States	$155,765	88.9%	$143,584	87.6%
Canada	6,584	3.8%	7,321	4.5%
Ireland	5,631	3.2%	—	—
Netherlands	4,609	2.6%	3,902	2.4%
France	1,691	1.0%	—	—
United Kingdom	650	0.4%	2,829	1.7%
Luxembourg	192	0.1%	3,519	2.1%
Marshall Islands	44	0.0%	—	—
Cayman Islands	—	—	2,756	1.7%

Total	$175,166	100.0%	$163,911	100.0%

(1)	Geographic location based on the portfolio company’s country of domicile or the jurisdiction of the security’s issuer.

All investments held at December 31, 2018 were denominated in U.S. dollars except for eight investments, which were denominated in Canadian dollars, Euros or British pound sterling and represented 4.6% of the investment portfolio. All investments held at December 31, 2017 were denominated in U.S. dollars except for one investment, which was denominated in Canadian dollars and represented 2.7% of the investment portfolio.

Note 7. Financial Instruments

The following is a summary of the fair value and location of the Company’s derivative instruments in the statements of assets and liabilities held as of December 31, 2018 and 2017:

		Fair Value
		December 31,
Derivative Instrument	Statement Location	2018	2017
Foreign currency forward contracts	Unrealized appreciation on foreign currency forward contracts	$457	$96

Total		$457	$96

Corporate Capital Trust II

Notes to Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Financial Instruments (continued)

Net realized and unrealized gains and losses on derivative instruments recorded by the Company for the years ended December 31, 2018 and 2017 are in the following locations in the statements of operations:

		Net Realized Gains (Losses)
		Year Ended December 31,
Derivative Instrument	Statement Location	2018	2017
Foreign currency forward contracts	Net realized losses on foreign currency forward contracts	$(1)	$—

Total		$(1)	$—

		Net Unrealized Gains (Losses)
		Year Ended December 31,
Derivative Instrument	Statement Location	2018	2017
Foreign currency forward contracts	Net change in unrealized appreciation on foreign currency forward contracts	$361	$96

Total		$361	$96

The Company did not have any derivative instruments as of or during the year ended December 31, 2016.

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

Corporate Capital Trust II

Notes to Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Financial Instruments (continued)

The Company was a party to two foreign currency forward contracts during the period which related to economic hedging of the Company’s foreign currency denominated debt investments. As of December 31, 2018 and 2017, the Company’s open foreign currency forward contracts were as follows:

Foreign Currency	Settlement Date	Counterparty	Notional Amount and Transaction	US $ Value at Settlement Date	US $ Value at December 31, 2018	Unrealized Appreciation

CAD	October 10, 2019	JP Morgan Chase Bank	C$ 5,690 Sold	$4,642	$4,191	$451

EUR	July 17, 2023	JP Morgan Chase Bank	€ 107 Sold	144	138	6

Total				$4,786	$4,329	$457

Foreign Currency	Settlement Date	Counterparty	Notional Amount and Transaction	US $ Value at Settlement Date	US $ Value at December 31, 2017	Unrealized Appreciation

CAD	October 10, 2019	JP Morgan Chase Bank	C$ 5,690 Sold	$4,642	$4,546	$96

Total				$4,642	$4,546	$96

As of December 31, 2018, the combined contractual notional balance of the Company’s foreign currency forward contracts totaled $4,329, all of which related to hedging of the Company’s foreign currency denominated debt investments. The table below displays the Company’s foreign currency denominated debt investments and foreign currency forward contracts, summarized by foreign currency type as of December 31, 2018:

	Debt Investments Denominated in Foreign Currencies As of December 31, 2018			Hedges As of December 31, 2018
Foreign Currency	Par Value in Local Currency	Par Value in U.S. Dollars	Fair Value	Net Foreign Currency Hedge Amount in Local Currency	Net Foreign Currency Hedge Amount in U.S. Dollars

Canadian Dollars	C$ 5,149	$ 3,759	$ 3,811	C$ 5,690	$4,191

Euros	€ 3,289	3,782	3,718	€ 107	138

British Pound Sterling	£ 378	484	485	£ —	—

Total		$ 8,025	$ 8,014		$4,329

Note 8. Fair Value of Financial Instruments

Under existing accounting guidance, fair value is defined as the price that the Company would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment. This accounting guidance emphasizes valuation techniques that maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the assumptions market participants

Corporate Capital Trust II

Notes to Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

would use in pricing an asset or liability developed based on the best information available in the circumstances. The Company classifies the inputs used to measure these fair values into the following hierarchy as defined by current accounting guidance:

Level 1: Inputs that are quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs that are quoted prices for similar assets or liabilities in active markets.

Level 3: Inputs that are unobservable for an asset or liability.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

As of December 31, 2018 and 2017, the Company’s investments were categorized as follows in the fair value hierarchy:

	December 31, 2018
Description	Level 1	Level 2	Level 3	Total

Senior Secured Loans—First Lien	$—	$44,151	$49,626	$93,777

Senior Secured Loans—Second Lien	—	21,397	12,880	34,277

Other Senior Secured Debt	—	9,485	—	9,485

Subordinated Debt	—	26,840	—	26,840

Asset Based Finance	—	—	6,729	6,729

Equity/Other	1,240	—	2,818	4,058

Total Investments	$1,240	$101,873	$72,053	$175,166

	December 31, 2017
Description	Level 1	Level 2	Level 3	Total

Senior Secured Loans—First Lien	$—	$66,629	$27,061	$93,690

Senior Secured Loans—Second Lien	—	28,377	4,964	33,341

Other Senior Secured Debt	—	6,060	—	6,060

Subordinated Debt	—	23,970	—	23,970

Asset Based Finance	—	—	2,682	2,682

Equity/Other	1,354	—	2,814	4,168

Total Investments	$1,354	$125,036	$37,521	$163,911

In addition, the Company had foreign currency forward contracts, as described in Note 7, which were categorized as Level 2 in the fair value hierarchy as of December 31, 2018 and 2017.

There were no transfers between Level 1 and Level 2 during the years ended December 31, 2018 and 2017. The carrying value of cash is classified as Level 1 with respect to the fair value hierarchy. At December 31, 2018,

Corporate Capital Trust II

Notes to Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

the Company held 52 distinct investment positions classified as Level 3, representing an aggregate fair value of $72,053 or 41.1% of the total investment portfolio. At December 31, 2017, the Company held 21 distinct investment positions classified as Level 3, representing an aggregate fair value of $37,521 or 22.9% of the total investment portfolio. The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of December 31, 2018 and 2017 were as follows:

As of December 31, 2018
Asset Group	Fair Value(1)	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(2)	Impact to Valuation from an Increase in Input(3)

Senior Debt	$56,933	Discounted Cash Flow	Discount Rate	7.68% - 15.55% (10.90%)	Decrease

	5,573	Cost	Cost	N/A	N/A

Asset Based Finance	975	Discounted Cash Flow	Discount Rate	10.96% (10.96%)	Decrease

	5,754	Cost	Cost	N/A	N/A

Equity/Other	2,682	Discounted Cash Flow	Discount Rate	15.59% (15.59%)	Decrease

	92	Market Comparables	Illiquidity Discount	10.00% (10.00%)	Decrease

	44	Cost	Cost	N/A	N/A

Total	$72,053

As of December 31, 2017
Asset Group	Fair Value(1)	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(2)	Impact to Valuation from an Increase in Input(3)
Senior Debt	$32,025	Discounted Cash Flow	Discount Rate	7.52% - 12.32% (9.87%)	Decrease
Asset Based Finance	2,682	Discounted Cash Flow	Discount Rate	17.79% (17.79%)	Decrease
Equity/Other	2,756	Discounted Cash Flow	Discount Rate	13.81% (13.81%)	Decrease
	58	Discounted Cash Flow	Discount Rate	11.02% (11.02%)	Decrease
		Market Comparables	EBITDA Multiple	9.26x - 10.32x (9.79x)	Increase
			Illiquidity Discount	10.00% (10.00%)	Decrease

Total	$37,521

(1)	Certain investments may be valued at cost for a period of time after an acquisition as the best indicator of fair value.

(2)	Weighted average amounts are based on the estimated fair values.

(3)

This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

The preceding tables represent the significant unobservable inputs as they relate to the Company’s determination of fair values for the majority of its investments categorized within Level 3 as of December 31, 2018 and 2017. In addition to the techniques and inputs noted in the table above, according to the

Corporate Capital Trust II

Notes to Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the fair value estimates for the Company’s investments. Any significant increases or decreases in the unobservable inputs would result in significant increases or decreases in the fair value of the Company’s investments.

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

Corporate Capital Trust II

Notes to Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

The following tables provide reconciliations for the years ended December 31, 2018 and 2017 of investments for which Level 3 inputs were used in determining fair value:

	Year Ended December 31, 2018
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Asset Based Finance	Equity/Other	Total

Fair value at beginning of period	$27,061	$4,964	$2,682	$2,814	$37,521

Additions(1)	26,553	8,946	5,756	44	41,299

Paid-in-kind interest	54	39	—	—	93

Net realized gains (losses)(2)	(69)	—	—	—	(69)

Net change in unrealized appreciation (depreciation)(3)	(425)	(438)	(116)	(40)	(1,019)

Sales or repayments(4)	(3,695)	(654)	(1,593)	—	(5,942)

Net discount accretion	147	23	—	—	170

Fair value at end of period	$49,626	$12,880	$6,729	$2,818	$72,053

Change in net unrealized appreciation (depreciation) in investments still held at the reporting date(3)	$(422)	$(432)	$(116)	$(40)	$(1,010)

	Year Ended December 31, 2017
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Asset Based Finance	Equity/Other	Total

Fair value at beginning of period	$—	$616	$—	$58	$674

Additions(1)	28,308	5,141	2,682	3,018	39,149

Net realized gains (losses)(2)	2	—	—	—	2

Net change in unrealized appreciation (depreciation)(3)	(92)	4	—	(38)	(126)

Sales or repayments(4)	(1,179)	(800)	—	(224)	(2,203)

Net discount accretion	21	4	—	—	25

Fair value at end of period	$27,060	$4,965	$2,682	$2,814	$37,521

Change in net unrealized appreciation (depreciation) in investments still held at the reporting date(3)	$(92)	$4	$—	$(38)	$(126)

(1)	Includes increases in the cost basis of investments resulting from new and add-on portfolio investments.

(2)	Included in net realized gain (loss) in the statements of operations.

(3)	Included in net change in unrealized appreciation (depreciation) in the statements of operations.

(4)	Includes principal payments/paydowns on debt investments and proceeds from sale of investments.

Corporate Capital Trust II

Notes to Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

No securities were transferred into or out of the Level 3 hierarchy during the years ended December 31, 2018 and 2017. All realized and unrealized gains and losses are included in earnings and are reported as separate line items within the Company’s statements of operations.

Note 9. Financing Arrangements

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

Under the Revolving Credit Facility, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities. The Company was in compliance with all covenants required by the Revolving Credit Facility as of December 31, 2018 and 2017.

As of December 31, 2018 and 2017, the principal amount outstanding on the Revolving Credit Facility was approximately $73,933 and $53,000, respectively. Of the $73,933 principal outstanding as of December 31, 2018, approximately $73, $3,770 and $440 were denominated in Canadian dollars, Euros and British pound sterling, respectively. There were no borrowings denominated in foreign currencies as of December 31, 2017.

The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the Revolving Credit Facility for the years ended December 31, 2018 and 2017 were as follows:

	Year Ended December 31,
	2018	2017

Interest expense	$3,210	$600

Unused commitment fees	50	229

Amortization of deferred financing costs	107	48

Total interest expense	$3,367	$877

Weighted average interest rate(1)	4.9%	4.1%

Average borrowings	$66,799	$14,512

(1)

Weighted average interest rates for the year ended December 31, 2018 includes the effect of unused commitment fees. Weighted average interest rate for the year ended December 31, 2017 does not include the effect of unused commitment fees.

The weighted average effective interest rate and weighted average remaining years to maturity of the Company’s outstanding borrowings as of December 31, 2018 were approximately 5.2% and 1.5 years,

Corporate Capital Trust II

Notes to Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (continued)

respectively. As of December 31, 2018, the asset coverage per unit was 2.45. Asset coverage per unit is the ratio of the carrying value of the Company’s total assets available to cover senior securities, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

Note 10. Fee Income

Fee income, which is non-recurring, consisted of the following:

	Year Ended December 31,
Fee Income	2018	2017	2016
Capital structuring fees	$213	$424	$—
Prepayment fees	100	—	—
Other	224	111	6

Total	$537	$535	$6

Note 11. Commitments and Contingencies

The Company enters into contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown; however, the Company has not had prior claims or losses pursuant to these contracts. The Advisor has reviewed the Company’s existing contracts and expects the risk of loss to the Company to be remote.

The Company is not currently subject to any material legal proceedings and, to the Company’s knowledge, no material legal proceedings are threatened against the Company. From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, the Company does not expect that any such proceedings will have a material effect upon its financial condition or results of operations.

See Note 6 for a discussion of the Company’s unfunded commitments.

On April 30, 2018, the Former Advisors agreed to permanently waive the Company’s obligation to reimburse the Former Advisors approximately $5,400 in expense support payments not previously reimbursed under the Former Expense Support Agreement and approximately $5,000 of organization and offering expenses that they had incurred on the Company’s behalf. As such, as of December 31, 2018, the Company had no contingent obligations to reimburse its Former Advisors for expense support and organization and offering expenses. As of December 31, 2018, the Company had a contingent obligation to reimburse the Advisor for expense support payments of $165. See Note 4 for further detail of the agreements with the Former Advisors and the Advisor.

Corporate Capital Trust II

Notes to Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 12. Financial Highlights

The following is a schedule of financial highlights for one share of common stock during the years ended December 31, 2018 and 2017 and for the period from March 1, 2016 (commencement of operations) through December 31, 2016:

			Period from March 1, 2016 (Commencement of Operations) through December 31, 2016
	Year Ended December 31,
	2018	2017
Per Share Data:(1)
Net asset value, beginning of period	$9.20	$9.26	$9.00
Results of operations(2)
Net investment income (loss), before expense support	0.52	0.15	(0.49)
Expense support	0.06	0.26	0.84

Net investment income	0.58	0.41	0.35
Net realized gain (loss) and unrealized appreciation (depreciation)	(0.65)	0.08	0.34

Net increase (decrease) in net assets resulting from operations	(0.07)	0.49	0.69

Shareholder distributions(3)
Distributions from net investment income	(0.58)	(0.41)	(0.35)
Distributions from net realized gains	(0.01)	(0.03)	(0.04)
Distributions in excess of net investment income(4)	—	(0.15)	(0.09)

Net decrease in net assets resulting from shareholders’ distributions	(0.59)	(0.59)	(0.48)

Issuance of common stock above net asset value(5)	0.01	0.04	0.05
Repurchases of common stock(6)	0.00	—	—

Net increase in net assets resulting from capital share transactions	0.01	0.04	0.05

Net asset value, end of period	$8.55	$9.20	$9.26

Total investment return—net asset value(7)	(0.97)%	5.76%	8.45%

Ratio/Supplemental Data:
Net assets, end of period	$107,170	$116,471	$55,017
Average net assets(8)	$115,616	$92,267	$24,039
Average borrowings(8)	$66,799	$14,512	$—
Shares outstanding, end of period	12,539,720	12,656,616	5,944,203
Weighted average shares outstanding	12,672,584	9,988,419	2,623,246

Ratios to average net assets:(8)
Total operating expenses before expense support	8.23%	8.06%	10.87%
Total operating expenses after expense support	7.58%	5.20%	1.74%
Net investment income	6.31%	4.42%	3.78%
Portfolio turnover rate	45%	62%	36%

Corporate Capital Trust II

Notes to Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 12. Financial Highlights (continued)

(1)	Per share data may be rounded in order to recompute the ending net asset value per share.

(2)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(3)

The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the entire period; distributions per share are rounded to the nearest $0.01.

(4)	See Note 5 for further information on the source of distributions from other than net investment income and realized gains.

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

(6)	The per share impact of the Company’s repurchase of common stock reflects a change in net asset value of less than $0.01 per share during the year ended December 31, 2018.

(7)

Total investment return–net asset value is a measure of the change in total value for shareholders who held the Company’s common stock at the beginning and end of the period, including distributions declared during the period. Total investment return–net asset value is based on (i) net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period, of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) distributions payable relating to one share, if any, on the last day of the period. The total investment return–net asset value calculation assumes that (i) monthly cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan are issued at the then current public offering price, net of sales load, on each monthly distribution payment date. Since there is no public market for the Company’s shares, terminal market value per share is assumed to be equal to net asset value per share on the last day of the period presented. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s shares of common stock. Total investment return is not annualized for periods less than one year.

(8)	The computation of average net assets during the period is based on the daily value of net assets and borrowing balances, respectively. Ratios for periods less than one year are not annualized.

Note 13. Federal Income Tax

Income and capital gain distributions are determined in accordance with the Code and federal tax regulations, which may differ from amounts determined in accordance with GAAP. The book-to-tax differences, which could be material, are primarily due to differing treatments of income and gains on various investment securities held by the Company and expenses incurred by the Company. Permanent book-to-tax differences, both in timing and character, result in reclassifications to (i) capital in excess of par value and (ii) retained earnings (accumulated deficit), as appropriate.

During the year ended December 31, 2018, the Company increased retained earnings (accumulated deficit) by $495 and reduced capital in excess of par value by $495. During the year ended December 31, 2017, the Company increased retained earnings (accumulated deficit) by $1,188 and reduced capital in excess of par value by $1,188.

Corporate Capital Trust II

Notes to Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 13. Federal Income Tax (continued)

The following table reconciles net increase (decrease) in net assets resulting from operations to estimated taxable income available for distributions for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Net increase (decrease) in net assets resulting from operations	$(832)	$4,637	$1,742
Net change in unrealized depreciation (appreciation) on investments	9,134	(197)	(737)
Net change in unrealized depreciation (appreciation) on foreign currency translation	(267)	(7)	5
Unearned performance-based incentive fee on unrealized gains	(279)	112	167
Nondeductible organizational and offering costs	6	406	—
Nondeductible distribution and shareholder servicing fees	376	964	251
Nondeductible excise tax expense	100	17	6
Deferral of post-October capital losses	503	—	—
Other book-tax differences	16	(31)	36

Taxable income available for distributions	$8,757	$5,901	$1,470

The tax character of shareholder distributions attributable to the fiscal years ended December 31, 2018, 2017 and 2016 were as follows:

	Year Ended December 31,
	2018		2017		2016
Paid Distributions Attributable to:	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income(1)	$7,408	100.0%	$5,771	99.4%	$1,247	100.0%
Realized long-term capital gains	—	—	35	0.6%	—	—

Total	$7,408	100.0%	$5,806	100.0%	$1,247	100.0%

Paid distributions as a percentage of taxable income available for distributions		84.6%		98.4%		84.9%

(1)	Including short-term capital gains of $115, $227 and $133 for the years ended December 31, 2018, 2017 and 2016, respectively.

Corporate Capital Trust II

Notes to Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 13. Federal Income Tax (continued)

As of December 31, 2018 and 2017, the components of tax-basis retained earnings (accumulated deficit) were as follows:

	As of December 31,
	2018	2017
Undistributed ordinary income, net	$1,590	$580
Unrealized gains (losses), net	(8,214)	669
Other temporary differences	(185)	(477)
Undistributed capital gains	339	—
Deferral of post-October capital losses(1)	(503)	—

Total retained earnings (accumulated deficit), net	$(6,973)	$772

(1)	Post-October capital losses incurred after October 31, 2018 are deemed to arise on the first day of the Company’s next taxable year.

For the years ended December 31, 2018 and 2017, the Company had estimated taxable income in excess of the distributions made from such taxable income during the year. The undistributed taxable income for the year ended December 31, 2018 is estimated to be $1,929, which will not be finalized until the 2018 tax returns are filed in 2019. For the year ended December 31, 2017, the Company had taxable income in excess of the distributions made from such taxable income during the year, and therefore, the amounts carried forward to 2018 were $580.

The Company is generally subject to nondeductible federal excise taxes if it does not distribute to its shareholders an amount at least equal to the sum of (i) 98% of its net ordinary income for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period generally ending on October 31 of the calendar year and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which the Company paid no federal income tax. For the years ended December 31, 2018, 2017 and 2016, the Company determined it had excess excise tax base income over the current year distributions. Accordingly, the Company recorded U.S. federal excise tax of $100, $17 and $6 for the years ended December 31, 2018, 2017 and 2016, respectively.

Corporate Capital Trust II

Notes to Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 14. Selected Quarterly Financial Data (Unaudited)

The following is the quarterly results of operations for the years ended December 31, 2018 and 2017. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Investment income	$4,288	$4,245	$4,075	$3,452
Operating expenses
Net expenses and excise taxes	2,170	2,507	1,829	2,260

Net investment income	2,118	1,738	2,246	1,192
Realized and unrealized gain (loss)	(7,728)	922	(2,403)	1,083

Net increase (decrease) in net assets resulting from operations	$(5,610)	$2,660	$(157)	$2,275

Per share information-basic and diluted
Net investment income	$0.17	$0.14	$0.17	$0.09

Net increase (decrease) in net assets resulting from operations	$(0.45)	$0.21	$(0.01)	$0.18

Weighted average shares outstanding	12,493,015	12,588,969	12,836,067	12,776,314

	Quarter Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Investment income	$3,304	$2,542	$1,791	$1,233
Operating expenses
Net expenses and excise taxes	1,785	1,543	854	614

Net investment income	1,519	999	937	619
Realized and unrealized gain (loss)	(119)	547	(52)	187

Net increase (decrease) in net assets resulting from operations	$1,400	$1,546	$885	$806

Per share information-basic and diluted
Net investment income	$0.13	$0.09	$0.10	$0.09

Net increase (decrease) in net assets resulting from operations	$0.12	$0.14	$0.09	$0.11

Weighted average shares outstanding	12,233,668	11,024,578	9,573,327	7,053,792

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

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

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Board of Trustees

Our business is managed under the direction of our board of trustees. The responsibilities of the board of trustees include the oversight of our investment activities, valuations of our assets, and corporate governance activities. The board of trustees currently has an independent trustee committee, an audit committee and a nominating and governance committee, and it may establish additional committees from time to time as necessary to fulfill its obligations. Our board of trustees consists of four members, three of whom are not “interested persons” as defined in the 1940 Act, which means that they are not affiliated with either us or our Advisors. In this report, we refer to the trustees who are “interested persons” as interested trustees and the trustees who are not “interested persons” as our independent trustees. Prior to the occurrence of a listing of any class of our shares on a national securities exchange, if any, each trustee will hold office until the next annual meeting of shareholders and until his or her successor is duly elected and qualified. Upon and following the occurrence of a listing of any class of our shares on a national securities exchange, our board of trustees will be divided into three classes of trustees serving staggered terms of three years each.

Information regarding our board of trustees is set forth below.

Interested Trustee

Todd C. Builione serves as chairman and an interested trustee on our board of trustees since March 2017. He also serves as the Company’s President and the president of FS KKR Capital Corp. and is a member of the board of directors or board of trustees, as applicable, of FS KKR Capital Corp., FS Investment Corporation II, FS Investment Corporation III and FS Investment Corporation IV (including the Company, the “Fund Complex”). Mr. Builione joined KKR in 2013 and is a Member of KKR and President of KKR Credit & Capital Markets. Mr. Builione also serves on the KKR Global Risk Committee. Prior to joining KKR, Mr. Builione served as President of Highbridge Capital Management, CEO of Highbridge’s Hedge Fund business and a member of the Investment and Risk Committees. Mr. Builione began his career at the Goldman Sachs Group, where he was predominantly focused on capital markets and mergers and acquisitions for financial institutions. He received a B.S., summa cum laude, Merrill Presidential Scholar, from Cornell University and a J.D., cum laude, from Harvard Law School. Mr. Builione serves on the Board of Directors of Marshall Wace, a liquid alternatives provider which formed a strategic partnership with KKR in 2015. Mr. Builione also serves on the Board of Directors of Harlem RBI (a community-based youth development organization located in East Harlem, New York), on the Advisory Council of Cornell University’s Dyson School of Applied Economics and Management, and on the Board of Directors of the Pingry School.

Mr. Builione was selected as an interested trustee because of his prior experience and familiarity with the markets we primarily target to invest in. Equally significant is his knowledge and prior experience in the management of large businesses in the areas we operate in, and portfolio risk management and analytics, both of which we believe are key qualifications for providing sound direction and leadership.

Independent Trustees

James H. Kropp serves as an independent trustee on our board of trustees. In addition, Mr. Kropp serves as an independent director of the other BDCs in the Fund Complex. Mr. Kropp currently serves as Chief Investment Officer of SLKW Investments LLC, successor to i3 Funds, LLC, a position he has held since 2008. He was also Chief Financial Officer of Microproperties LLC, where he had served in such capacity from 2011 through March 2019. He was the interim Chief Financial Officer of TaxEase LLC, a property tax lender and tax lien investor from 2010 to February 2012. Since 1998, Mr. Kropp has served on the Board of Directors of PS Business Parks,

Inc., a public real estate investment trust whose shares are listed on the New York Stock Exchange, and also currently serves as a member (formerly Chairman) of the Compensation Committee and member of the Nominating/Corporate Governance Committee. Mr. Kropp became an independent trustee of NYSE-listed American Homes 4 Rent and Chairman of its Audit Committee at its founding in November 2012. Mr. Kropp received a B.B.A.-Finance from St. Francis College and completed the MBA/CPA preparation program from New York University. Mr. Kropp has, in the past, been licensed to serve in a variety of supervisory positions (including financial, options and compliance principal) by the National Association of Securities Dealers. He is a member of the American Institute of CPAs.

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

Mark D. Linsz serves as an independent trustee on our board of trustees. Mr. Linsz currently serves as Co-Founder and Senior Managing Partner of My Next Season, an organization designed to help corporate executives transition from long, successful corporate careers to their next phase of life. Mr. Linsz also held a series of senior financial positions at Bank of America from 1998 to 2014, most recently serving as CFO Risk Executive from 2013 to 2014 and Corporate Treasurer from 2009 to 2013. Previously, Mr. Linsz served as Bank of America’s Global Markets Risk Executive from 2007 to 2009 and as Chief Risk Officer for Europe, the Middle East, Africa and Asia from 2005 to 2008. Prior to 2005, Mr. Linsz also served as Bank of America’s Capital Markets Risk Executive and Head of Compliance for the Global Corporate and Investment Bank. Mr. Linsz began his career with Chicago Research and Trading Group (CRT) in 1987. Prior to being purchased by NationsBank, he was the head of Market Risk for CRT and continued these responsibilities at NationsBanc-CRT until 1998. Mr. Linsz previously served on the board of directors of the Deposit Trust and Clearing Corporation from 2013 to 2014 and on the board of directors of BlackRock Corporation from 2009 to 2011. Mr. Linsz received an undergraduate degree from National Louis University.

Mr. Linsz was selected as one of our three independent trustees because of his prior board experience and financial expertise.

Thomas W. Morgan serves as an independent trustee on the board of trustees. Mr. Morgan has been a private equity professional for over 20 years. Mr. Morgan currently serves as Head of Strategic Capital at Magnetar Capital. He was previously a Managing Director of Hycroft Capital, a private equity firm, which he co-founded, dedicated to investing in the management companies of mid-market private equity firms. The firm is the principal investing affiliate of Hycroft Advisors, a boutique investment advisory firm focused on servicing private equity firms. Prior to Hycroft, Mr. Morgan had been a Managing Director at New Mountain Capital, having joined New Mountain Capital near inception in 2000 until 2015. In his 15 years with the firm, he held numerous senior investing and administrative roles including extensive work with New Mountain Capital’s credit platform, a publicly-traded BDC named New Mountain Finance Corp (NYSE:NMFC). Prior to New Mountain Capital, Mr. Morgan was an investment professional with Bain Capital, Inc. from 1994-2000. Mr. Morgan began his career as an investment banker at CS First Boston, first in credit structured products and later in mergers and acquisitions. Mr. Morgan has a B.A. in History and Political Science, magna cum laude, from Williams College and an M.B.A from Harvard Business School.

Mr. Morgan was selected as one of our three independent trustees because of his prior leadership experience and financial expertise.

Supplemental information regarding our trustees is set forth below. Unless otherwise noted, the address for each trustee is c/o Corporate Capital Trust II, 201 Rouse Boulevard, Philadelphia, PA 19112.

Name, Address and Age of Trustee	Position(s) held with Company	Term of Office and Length of Time Served	Principal Occupation(s) During Past Five Years	Number of Companies in the Fund Complex* Overseen by Trustee	Other Directorships held by Trustee During Past Five Years
Interested Trustee

Todd C. Builione, 44	Trustee; Chairman of the Board and President	Appointed March 2017	President of KKR Credit and Capital Markets, (2013–Present); Member of Global Risk Committee, (2013–Present); President of Highbridge Capital Management, (2005–2013).	Five	Director, Marshall Wace

Independent Trustees

James H. Kropp, 70	Trustee; Chairman of the Audit Committee; Member of the Independent Committee; Member of the Nominating and Governance Committee.	Appointed June 2015	Chief Investment Officer, SLKW Investments LLC, successor to i3 Funds, LLC, (2008–Present); Chief Financial Officer, Microproperties LLC, (2011–March 2019).	Five	Independent Director and Chairman of Audit Committee, Corporate Capital Trust, Inc.; Director, Member of the Compensation Committee; Member of the Nominating/Corporate Governance Committee, PS Business Parks, Inc., Glensdale, CA; Independent Trustee, Chairman of the Audit Committee, Member of the Governance Committee, and Member of the Independent Trustee Committee, American Homes 4 Rent.

Mark D. Linsz, 53	Trustee; Chairman of the Independent Committee; Member of the Audit Committee; Member of the Nominating and Governance Committee.	Appointed May 2016	Co-Founder & Senior Managing Partner, My Next Season (2014–Present); CFO Risk Executive, Bank of America (2013–2014); Corporate Treasurer, Bank of America (2009–2013).	One	Director, Deposit Trust & Clearing Corporation (2012–2014); BlackRock Corporation (2009–2011).

Thomas W. Morgan, 48	Trustee; Chairman of the Nominating and Governance Committee; Member of the Audit Committee; Member of the Independent Committee.	Appointed May 2016	Head of Strategic Capital, Magnetar Capital (December 2018–present); Managing Partner, Hycroft Capital LLC (2015–2018); Managing Director, New Mountain Capital LLC (2000–2015).	One

*	The “Fund Complex” consists of the Company, FS KKR Capital Corp., FS Investment Corporation II, FS Investment Corporation III and FS Investment Corporation IV.

Executive Officers

The following table sets forth certain information regarding the persons who serve as the Company’s executive officers who are not trustees of the Company. Unless otherwise noted, the address for each executive officer is c/o Corporate Capital Trust II, 201 Rouse Boulevard, Philadelphia, PA 19112.

Name, Address and Age of Officer	Position(s) held with Company	Term of Office and Length of Time Served	Principal Occupation(s) During Past Five Years
Michael C. Forman, 57	Chief Executive Officer	Appointed April 2018	Michael C. Forman is chairman and chief executive officer of FS Investments and was appointed as Chief Executive Officer of the Company in April 2018. He has served as the chairman and chief executive officer of the Advisor since its inception. Mr. Forman also currently serves as chairman, president and/or chief executive officer of certain of the other BDCs in the Fund Complex and the other funds sponsored by FS Investments. Prior to founding FS Investments, Mr. Forman founded a private equity and real estate investment firm. He started his career as an attorney in the Corporate and Securities Department at the Philadelphia based law firm of Klehr Harrison Harvey Branzburg LLP. In addition to his career as an attorney and investor, Mr. Forman has been an active entrepreneur and has founded several companies, including companies engaged in the gaming, specialty finance and asset management industries. Mr. Forman is a member of a number of civic and charitable boards, including The Franklin Institute, Drexel University and the Philadelphia Center City District Foundation. He is also Chairman of Vetri Community Partnership. Mr. Forman received his B.A., summa cum laude, from the University of Rhode Island, where he was elected Phi Beta Kappa, and received his J.D. from Rutgers University.

William Goebel, 44	Chief Financial Officer, Treasurer	Appointed April 2018	William Goebel has served as the Company’s chief financial officer and treasurer since April 2018. Mr. Goebel also serves as chief financial officer for certain of the other BDCs in the Fund Complex and certain other funds sponsored by FS Investments. Prior to joining FS Investments, Mr. Goebel held a senior manager audit position with Ernst & Young LLP in the firm’s asset management practice from 2003 to January 2011, where he was responsible for the audits of regulated investment companies, private investment partnerships, investment advisers and broker-dealers. Mr. Goebel began his career at a regional public accounting firm, Tait, Weller and Baker LLP in 1997. Mr. Goebel received a B.S. in Economics from the Wharton School of the University of Pennsylvania in 1997. He is a Certified Public Accountant and holds the CFA Institute’s Chartered Financial Analyst designation. Mr. Goebel serves on the board of directors of Philadelphia Reads (and serves as treasurer and chairs the audit committee of that board).

Daniel Pietrzak, 44	Chief Investment Officer	Appointed April 2018	Daniel Pietrzak has served as the Company’s chief investment officer since April 2018. Mr. Pietrzak also currently serves as the chief investment officer of certain of the other BDCs in the Fund Complex. Mr. Pietrzak joined KKR Credit in 2016 and is a Member of KKR and the Co-Head of Private Credit. Mr. Pietrzak is a portfolio manager for KKR Credit’s private credit funds and portfolios and a member of the Global Private Credit Investment Committee, Europe Direct Lending Investment Committee and KKR Credit Portfolio Management Committee. Prior to joining KKR, Mr. Pietrzak was a Managing Director and the Co-Head of Deutsche Bank’s Structured Finance business across the Americas and Europe. Previously, Mr. Pietrzak was based in New York and held various roles in the structured finance and credit businesses of Société Générale and CIBC World Markets. Mr. Pietrzak started his career at Price Waterhouse in New York and is a Certified Public Accountant. Mr. Pietrzak holds an M.B.A. in Finance from The Wharton

Name, Address and Age of Officer	Position(s) held with Company	Term of Office and Length of Time Served	Principal Occupation(s) During Past Five Years
School of the University of Pennsylvania and a B.S. in Accounting from Lehigh University.

Stephen S. Sypherd, 42	General Counsel, Secretary	Appointed April 2018	Stephen S. Sypherd has served as the Company’s secretary and general counsel since April 2018. Mr. Sypherd also currently serves as the general counsel, vice president, treasurer and/or secretary of certain of the other BDCs in the Fund Complex and the other funds sponsored by FS Investments. Mr. Sypherd has also served in various senior officer capacities for FS Investments and its affiliated investment advisers, including as senior vice president from December 2011 to August 2014, general counsel since January 2013 and managing director since August 2014. He is responsible for legal and compliance matters across all entities and investment products of FS Investments. Prior to joining FS Investments, Mr. Sypherd served for eight years as an attorney at Skadden, Arps, Slate, Meagher & Flom LLP, where he practiced corporate and securities law. Mr. Sypherd received his B.A. in Economics from Villanova University and his J.D. from the Georgetown University Law Center, where he was an executive editor of the Georgetown Law Journal. He serves on the board of trustees of the University of the Arts (and on the advancement and governance committees of that board).

James F. Volk, 55	Chief Compliance Officer	Appointed April 2018	James F. Volk has served as the Company’s chief compliance officer since April 2018. Mr. Volk also serves as the chief compliance officer of certain of the other BDCs in the Fund Complex and the other funds sponsored by FS Investments. He is responsible for all compliance and regulatory issues affecting the Company and the foregoing companies. Before joining FS Investments and its affiliated investment advisers in October 2014, Mr. Volk was the chief compliance officer, chief accounting officer and head of traditional fund operations at SEI’s Investment Manager Services market unit. Mr. Volk was also formerly the assistant chief accountant at the SEC’s Division of Investment Management and a senior manager for PwC. Mr. Volk graduated from the University of Delaware with a B.S. in Accounting.

Code of Ethics

We and the Advisor have each adopted a code of ethics pursuant to Rule 17j-1 promulgated under the 1940 Act that, among other things, establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the codes may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with each code’s requirements. Our code of ethics, and the Advisor’s code of ethics, is included as an exhibit to this annual report on Form 10-K. A copy of our code of ethics is also available on our website at www.fsinvestments.com. You may also read and copy our code of ethics at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, our code of ethics is available on the EDGAR Database on the SEC’s Internet site at www.sec.gov. You may also obtain copies of our code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, NE, Washington, DC 20549.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, trustees and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all of our officers, trustees and persons who beneficially own more than ten percent of our common stock timely filed such forms during the fiscal year ended December 31, 2018.

Audit Committee

Our audit committee consists of all of our independent trustees each of whom meets the independence standards established by the SEC for audit committees and is not an “interested person” for purposes of the 1940 Act. James H. Kropp serves as chairman of the audit committee. Our board of trustees has determined James H. Kropp is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K of the Exchange Act. The audit committee operates pursuant to a written charter and meets periodically as necessary. A copy of the audit committee’s charter is available on our website at www.fsinvestments.com. The audit committee is responsible for selecting, engaging and discharging our independent accountants, reviewing the plans, scope and results of the audit engagement with our independent accountants, approving professional services provided by our independent accountants (including compensation therefor), reviewing the independence of our independent accountants and reviewing the adequacy of our internal controls over financial reporting.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

As an externally managed BDC, the Company relies on the services of the Advisor under the Investment Advisory Agreement. The Advisor also provides administrative services to the Company under the Administrative Services Agreement. In connection with its services, the Advisor has agreed to provide the Company with personnel to serve as the Company’s appointed officers. The Company’s appointed officers (who, while associated with the Advisor, serve on behalf of the Company) consist of the Company’s chief executive officer, president, chief financial officer, chief investment officer, secretary and general counsel, and chief compliance officer. The Company does not pay any compensation to any of the Company’s officers.

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

Trustee Compensation

The Company’s independent trustees are entitled to receive annual compensation of $100,000, paid quarterly. Each independent trustee serves as chairman of one of the committees of the board of trustees. There are no pensions or retirement benefits to the independent trustees at this time.

The Company will also reimburse each of the independent trustees for reasonable out-of-pocket expenses incurred in connection with attending board and committee meetings. The table below sets forth the compensation received by each trustee from the Company for the fiscal year ended December 31, 2018. Other than as described below, none of the directors received compensation from the Fund Complex.

Name of Trustee	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Interested Trustee:
Todd C. Builione(1)	—	—	—	—	—	—	—
Independent Trustees:
James H. Kropp(2)	$91,027	—	—	—	—	—	$91,027
Mark D. Linsz	$91,027	—	—	—	—	—	$91,027
Thomas W. Morgan	$91,027	—	—	—	—	—	$91,027

(1)	Mr. Builione joined the board of trustees in 2018 and does not receive fees.

(2)	Mr. Kropp also received $185,000 in 2018 for serving as an independent director of FS KKR Capital Corp., successor by merger to Corporate Capital Trust, Inc.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents certain information as of March 12, 2019, with respect to the beneficial ownership of the Company’s common stock by (i) each trustee, (ii) each executive officer, and (iii) all of the Company’s trustees and executive officers as a group. Based upon information furnished by the Company’s transfer agent and other information available to the Company, there are no persons known to the Company to beneficially own 5% or more of the outstanding shares of common stock. As of March 12, 2019, there were 12,320,120 shares of common stock issued and outstanding.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act, and includes voting or investment power with respect to the common stock. There are no shares of common stock subject to options that are currently exercisable or exercisable within 60 days of the date of this report.

Unless otherwise indicated, to the Company’s knowledge, all persons named in the table below have sole voting power and sole investment power with respect to the common stock indicated as beneficially owned. In addition, unless otherwise indicated, the address for each person named below is c/o Corporate Capital Trust II, 201 Rouse Boulevard, Philadelphia, PA 19112.

Shares Beneficially Owned as of March 12, 2019
Name of Beneficial Owner(1):	Number of Shares	Percentage(2)
Interested Trustee:
Todd C. Builione(3)	—	—
Independent Trustees:
James H. Kropp	13,129	*
Mark D. Linsz	—	—
Thomas W. Morgan	—	—
Executive Officers:
Michael C. Forman	—	—
William Goebel	—	—
Stephen S. Sypherd	—	—
Daniel Pietrzak	—	—
James F. Volk	—	—

Executive Officers and Trustees as a group (9 persons)	13,129	*

*	Less than one percent.

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.

(2)	Based on 12,320,120 shares issued and outstanding as of March 12, 2019.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The Company has procedures in place for the review, approval and monitoring of transactions involving the Company and certain persons related to the Company. For example, the Company’s Code of Business Conduct and Ethics generally prohibits any employee, officer or director from engaging in any transaction where there is a conflict between such individual’s personal interest and the interests of the Company. Waivers to the Code of Business Conduct and Ethics for any executive officer or member of the board of trustees must be approved by the board and are publicly disclosed as required by applicable law and regulations. In addition, the audit committee is required to review and approve all transactions with related persons (as defined in Item 404 of Regulation S-K promulgated under the Exchange Act). Prior to the occurrence of a liquidity event (which could include (1) a listing of the Company’s Shares on a national securities exchange, (2) the sale of all or substantially all of the Company’s assets either on a complete portfolio basis or individually followed by a liquidation or (3) a merger or another transaction approved by the board in which the Company’s shareholders likely will receive cash or shares of a publicly-traded company), all future transactions with affiliates of the Company will be on terms no less favorable than could be obtained from an unaffiliated third party and must be approved by a majority of the board, including a majority of the independent trustees.

The Company is or was previously a party to certain contractual agreements with its Advisor and Former Advisors and certain of their respective affiliates, including the Managing Dealer Agreement, the Investment Advisory Agreement, the Former Investment Advisory Agreement, the Investment Sub-Advisory Agreement, the Administrative Services Agreement, the Former Administrative Services Agreement and the Expense Support Agreement as described in Note 4 to our financial statements contained in this annual report on Form 10-K.

Item 14.	Principal Accountant Fees and Services.

Fees to Auditors

The following table shows the audit fees and non-audit related fees accrued or paid to Deloitte & Touche LLP for professional services performed for the Company’s fiscal years ended December 31, 2018 and 2017.

Fiscal Year	Audit Fees	Audit-Related Fees(1)	Tax Fees(2)	All Other Fees(3)
2018	$228,700	$3,241	$17,500	$—
2017	$225,000	$9,045	$15,000	$—

(1)

“Audit-Related Fees” are those fees billed to the Company relating to audit services provided by Deloitte & Touche LLP, including those in connection with the provision of comfort letters submitted by Deloitte & Touche LLP related to the Company’s registration statements and broker-dealer activity pursuant to the Offering.

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

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm

The Company maintains an auditor independence policy that, among other things, mandates that the Audit Committee review, negotiate and approve in advance the scope of work, any related engagement letter and the fees to be charged by the independent registered public accounting firm for audit services and permissible non-audit services for the Company, and for permissible non-audit services for the Company’s investment advisers and any affiliates thereof that provide services to the Company, if such non-audit services have a direct impact on the operations or financial reporting of the Company. All of the audit and non-audit services described above for which fees were incurred by the Company for the fiscal years ended December 31, 2018 and 2017, were pre-approved by the Audit Committee in accordance with its pre-approval policy.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

a. Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

b. Exhibits

Please note that the agreements included as exhibits to this annual report on Form 10-K are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.

The following exhibits are filed as part of this annual report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Certificate of Trust of the Registrant (Incorporated by reference to Exhibit 2(a) to the Company’s registration statement on Form N-2 (File No. 333-199018) filed on September 29, 2014).

3.2	Certificate of Amendment to Certificate of Trust of the Registrant (Incorporated by reference to Exhibit 2(a)(1) to the Company’ s registration statement on Form N-2 (File No. 333-199018) filed on August 31, 2015).

3.3	Second Amended and Restated Declaration of Trust of the Registrant (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 19, 2016).

3.4	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on February 19, 2016).

10.1	Form of Subscription Agreement (Incorporated by reference to Exhibit 2(d) to the Company’s registration statement on Form N-2 (File No. 333-199018) filed on February 19, 2016).

10.2	Form of Distribution Reinvestment Plan (Incorporated by reference to Exhibit 2(e) to the Company’s registration statement on Form N-2 (File No. 333-199018) filed on June 25, 2015).

10.3	Form of Investment Advisory Agreement (Incorporated by reference to Exhibit 2(g)(1) to the Company’s registration statement on Form N-2 (File No. 333-199018) filed on August 31, 2015).

10.4	Investment Advisory Agreement between FS/KKR Advisor, LL and the Registrant (Incorporated by reference to Exhibit 10.1 on the Registrant’ s Current Report on Form 8-K filed on April 9, 2018).

10.5	Form of Sub-Advisory Agreement (Incorporated by reference to Exhibit 2(g)(2) to the Company’ s registration statement on Form N-2 (File No. 333-199018) filed on August 31, 2015).

10.6	Form of Managing Dealer Agreement (Incorporated by reference to Exhibit 2(h)(1) to the Company’s registration statement on Form N-2 (File No. 333-199018) filed on October 1, 2015).

10.7	Amended and Restated Managing Dealer Agreement (Incorporated by reference to Exhibit 2(h)(1) to Post-Effective Amendment No. 4 to the Company’s registration statement on Form N-2 (File No. 333-199018) filed on March 29, 2017).

10.8	Form of Participating Broker Agreement (Incorporated by reference to Exhibit 2(h)(2) to the Company’s registration statement on Form N-2 (File No. 333-199018) filed on October 1, 2015).

10.9	Form of Participating Broker Agreement (Incorporated by reference to Exhibit 2(h)(2) to Post-Effective Amendment No. 4 to the Company’s registration statement on Form N-2 (File No. 333-199018) filed on March 29, 2017).

10.10	Form of Distribution and Shareholder Servicing Plan of the Registrant (Incorporated by reference to Exhibit 2(h)(3) to the Company’ s registration statement on Form N-2 (File No. 333-199018) filed on August 31, 2015).

10.11	Form of Distribution and Shareholder Servicing Plan of the Registrant (Incorporated by reference to Exhibit 2(h)(3) to Post-Effective Amendment No. 4 to the Company’s registration statement on Form N-2 (File No. 333-199018) filed on March 29, 2017).

10.12	Form of Custodian Agreement (Incorporated by reference to Exhibit 2(j) to the Company’s registration statement on Form N-2 (File No. 333-199018) filed on June 25, 2015).

10.13	Form of Escrow Agreement (Incorporated by reference to Exhibit 2(k)(1) to the Company’s registration statement on Form N-2 (File No. 333-199018) filed on August 31, 2015).

10.14	Form of Administrative Services Agreement by and between Registrant and CNL Fund Advisors II, LLC (Incorporated by reference to Exhibit 2(k)(2) to the Company’s registration statement on Form N-2 (File No. 333-199018) filed on June 25, 2015).

10.15	Administrative Services Agreement by and between Registrant and FS/KKR Advisor, LLC (Incorporated by reference to Exhibit 10.2 on the Registrant ’s Current Report on Form 8-K filed on April 9, 2018).

10.16	Form of Intellectual Property License Agreement by and between the Registrant and CNL Intellectual Properties, Inc. (Incorporated by reference to Exhibit 2(k)(3) to the Company’s registration statement on Form N-2 (File No. 333-199018) filed on June 25, 2015).

10.17	Expense Support and Conditional Reimbursement Agreement by and among the Registrant, CNL and KKR (Incorporated by reference to Exhibit 2(k)(4) to the Company’s registration statement on Form N-2 (File No. 333-199018) filed on October 1, 2015).

10.18	First Amendment to Expense Support and Conditional Reimbursement Agreement, dated May 10, 2016, by and among the Registrant, CNL Fund Advisors II, LLC and KKR Credit Advisors (US), LLC (Incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on May 13, 2016).

10.19	Second Amendment to Expense Support and Conditional Reimbursement Agreement, dated September 26, 2016, by and among the Registrant, CNL Fund Advisors II, LLC and KKR Credit Advisors (US), LLC (Incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on September 29, 2016).

10.20	Third Amendment to the Expense Support and Conditional Reimbursement Agreement by and among the Registrant, CNL and KKR (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on December 22, 2016).

10.21	Fourth Amendment to the Expense Support and Conditional Reimbursement Agreement by and among the Registrant, CNL and KKR (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on March 21, 2017).

10.22	Amended and Restated Expense Support and Conditional Reimbursement Agreement by and among the Registrant, CNL and KKR (Incorporated by reference to Exhibit 2(k)(4) to Post-Effective Amendment No. 4 to the Company’s registration statement on Form N-2 (File No. 333-199018) filed on March 29, 2017).

10.23	Second Amended and Restated Amendment to the Expense Support and Conditional Reimbursement Agreement by and among the Registrant, CNL and KKR (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on June 30, 2017).

10.24	Third Amended and Restated Amendment to the Expense Support and Conditional Reimbursement Agreement by and among the Registrant, CNL and KKR (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on October 20, 2017).

10.25	Fourth Amended and Restated Amendment to the Expense Support and Conditional Reimbursement Agreement by and among the Registrant, CNL and KKR (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on January 23, 2018).

10.26	Expense Support and Conditional Reimbursement Agreement by and between the Registrant and FS/KKR Advisor, LLC (Incorporated by reference to Exhibit 10.3 on the Registrant’s Current Report on Form 8-K filed on April 9, 2018).

10.27	Form of Sub-Administration Agreement (Incorporated by reference to Exhibit 2(k)(5) to the Company’ s registration statement on Form N-2 (File No. 333-199018) filed on June 25, 2015).

10.28	Capital Markets Service Agreement between CNL and CNL Capital Markets Corp. (Incorporated by reference to Exhibit 2(k)(6) to the Company’ s registration statement on Form N-2 (File No. 333-199018) filed on June 25, 2015).

10.29	Share Purchase Agreement between the Registrant and CNL (Incorporated by reference to Exhibit 2(k)(7) to the Company’s registration statement on Form N-2 (File No. 333-199018) filed on August 31, 2015).

10.30	Share Purchase Agreement between the Registrant and KKR (Incorporated by reference to Exhibit 2(k)(8) to the Company’s registration statement on Form N-2 (File No. 333-199018) filed on August 31, 2015).

10.31	Senior Secured Revolving Credit Agreement, dated as of July 14, 2017, among the Registrant, as borrower, the lenders from time to time party thereto, and ING Capital LLC as administrative agent, arranger and bookrunner (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 17, 2017).

10.32	Incremental Commitment Agreement, dated June 11, 2018 relating to the Senior Secured Revolving Credit Agreement, dated as of July 14, 2017, among the Registrant, as borrower, the lenders from time to time party thereto, and ING Capital LLC as administrative agent, arranger and bookrunner (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 17, 2017).

21.1	Subsidiaries of the Registrant (Filed herewith.)

31.1	Certification of Chief Executive Officer of Corporate Capital Trust II, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of Corporate Capital Trust II, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Corporate Capital Trust II, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

c. Financial statement schedules

No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized on March 21, 2019.

CORPORATE CAPITAL TRUST II

/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

/s/ WILLIAM GOEBEL
William Goebel Chief Financial Officer (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TODD C. BUILIONE	Trustee	March 21, 2019
Todd C. Builione

/s/ JAMES H. KROPP	Independent Trustee	March 21, 2019
James H. Kropp

/s/ MARK D. LINSZ	Independent Trustee	March 21, 2019
Mark D. Linsz

/s/ THOMAS W. MORGAN	Independent Trustee	March 21, 2019
Thomas W. Morgan