Form 10-Q
period 2019-03-31
Corporate Capital Trust II
filed 2019-05-15
CIK 1617896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 814-01108

Corporate Capital Trust II

(Exact name of registrant as specified in its charter)

Delaware	47-1595504
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
201 Rouse Boulevard
Philadelphia, Pennsylvania	19112
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 12,209,073 shares of the registrant’s common stock outstanding as of May 10, 2019.

PART I—FINANCIAL INFORMATION

Item 1.     Financial Statements.

Corporate Capital Trust II

Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2019 (Unaudited)	December 31, 2018
Assets
Investments, at fair value (amortized cost—$185,398 and $183,365, respectively)	$179,230	$175,166
Cash	2,175	3,618
Foreign currency, at fair value (cost—$272 and $866, respectively)	270	861
Due from Advisor	98	165
Receivable for investments sold and repaid	326	1,804
Income receivable	1,795	1,734
Unrealized appreciation on foreign currency forward contracts	376	457
Deferred financing costs	126	153
Prepaid expenses and other assets	12	30

Total assets	$184,408	$183,988

Liabilities
Credit facility payable	$75,636	$73,933
Payable for investments purchased	53	793
Shareholder distributions payable	7	281
Management fees payable	684	695
Administrative services expense payable	148	223
Interest payable	139	182
Accrued professional services	276	262
Other accrued expenses and liabilities	251	449

Total liabilities	77,194	76,818

Net assets	$107,214	$107,170

Commitments and contingencies (Note 10)
Components of Net Assets
Preferred stock, $0.001 par value per share, 100,000,000 shares authorized, none issued and outstanding	$—	$—
Common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 12,320,120 and 12,539,720 shares issued and outstanding, respectively	12	13
Capital in excess of par value	112,083	114,130
Retained earnings (accumulated deficit)	(4,881)	(6,973)

Net assets	$107,214	$107,170

Net asset value per share of common stock at period end	$8.70	$8.55

See notes to unaudited financial statements.

Corporate Capital Trust II

Unaudited Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2019	2018
Investment income
Interest income	$4,125	$3,399
Fee income	220	42
Dividend income	19	11

Total investment income	4,364	3,452

Operating expenses
Management fees	684	890
Capital gains incentive fees	—	217
Administrative services expenses	92	157
Stock transfer agent fees	45	46
Accounting and administrative fees	119	123
Interest expense	1,058	638
Trustees’ fees	77	50
Distribution and shareholder servicing fees	—	282
Professional services	162	224
Offering costs	—	20
Other general and administrative expenses	142	199

Total operating expenses	2,379	2,846
Expense support	—	(585)

Net operating expenses	2,379	2,261

Net investment income	1,985	1,191

Realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	(143)	179
Foreign currency forward contracts	—	(1)
Foreign currency transactions	46	(19)

Net realized gain (loss)	(97)	159

Net change in unrealized appreciation (depreciation) on:
Investments	2,031	820
Foreign currency forward contracts	(81)	90
Foreign currency translation	50	14

Net change in unrealized appreciation (depreciation)	2,000	924

Total net realized and unrealized gain (loss)	1,903	1,083

Net increase (decrease) in net assets resulting from operations	$3,888	$2,274

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.32	$0.18

Weighted average shares outstanding	12,275,292	12,776,314

See notes to unaudited financial statements.

Corporate Capital Trust II

Unaudited Statements of Changes in Net Assets

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2019	2018
Operations
Net investment income	$1,985	$1,191
Net realized gain (loss) on investments, foreign currency forward contracts and foreign currency transactions	(97)	159
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	2,000	924

Net increase in net assets resulting from operations	3,888	2,274

Shareholder distributions
Distributions to shareholders(1)	(1,796)	(1,868)

Net decrease in net assets resulting from shareholder distributions	(1,796)	(1,868)

Capital share transactions
Issuance of common stock	—	1,270
Reinvestment of shareholder distributions	833	930
Repurchases of common stock	(2,881)	(840)

Net increase (decrease) in net assets resulting from capital share transactions	(2,048)	1,360

Total increase (decrease) in net assets	44	1,766
Net assets at beginning of period	107,170	116,471

Net assets at end of period	$107,214	$118,237

(1)	The Company estimates that none of the distributions declared during the three months ended March 31, 2019 and 2018 would be classified as a tax basis return of capital.

See notes to unaudited financial statements.

Corporate Capital Trust II

Unaudited Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$3,888	$2,274
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(14,006)	(31,534)
Paid-in-kind interest	(72)	—
Proceeds from sales and repayments of investments	12,078	28,648
Net realized (gain) loss on investments	143	(179)
Net change in unrealized (appreciation) depreciation on investments	(2,031)	(820)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	81	(90)
Net change in unrealized (appreciation) depreciation on foreign currency translation	271	3
(Gain) loss on borrowings in foreign currency	(321)	(17)
Amortization of premium/discount, net	(176)	(209)
Amortization of deferred financing costs	27	25
(Increase) decrease in due from Advisor	67	301
(Increase) decrease in receivable for investments sold and repaid	1,478	(8,022)
(Increase) decrease in interest receivable	(61)	(389)
(Increase) decrease in prepaid expenses and other assets	18	321
Increase (decrease) in payable for investments purchased	(740)	(136)
Increase (decrease) in management fees payable	(11)	33
Increase (decrease) in accrued capital gains fees	—	217
Increase (decrease) in administrative services expense payable	(75)	(121)
Increase (decrease) in interest payable	(43)	(104)
Increase (decrease) in trustees’ fees payable	—	(2)
Increase (decrease) in accrued distribution and shareholder servicing fees	—	2
Increase (decrease) in accrued professional services	14	61
Increase (decrease) in other accrued expenses and liabilities	(198)	146

Net cash provided by (used in) operating activities	331	(9,592)

Cash flows from financing activities
Issuance of common stock	—	1,270
Repurchases of common stock	(2,881)	(840)
Shareholder distributions	(1,237)	(937)
Borrowings under credit facility	9,117	12,733
Repayments of credit facility	(7,093)	(5,500)

Net cash provided by (used in) financing activities	(2,094)	6,726

Effect of exchange rate changes on cash	(271)	(3)

Net increase (decrease) in cash	(2,034)	(2,869)
Cash and foreign currency at beginning of period	4,479	7,489

Cash and foreign currency at end of period	$2,445	$4,620

Supplemental disclosure
Cash paid for interest	$1,074	$718

Distributions reinvested	$833	$930

Excise taxes paid	$66	$17

See notes to unaudited financial statements.

Corporate Capital Trust II

Unaudited Schedule of Investments

As of March 31, 2019

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—91.2%
Accuride Corp		Capital Goods	L+525	1.0%	11/17/23	$412	$408	$346
Acosta Holdco Inc		Commercial & Professional Services	L+325	1.0%	9/26/21	5,162	4,691	2,432
Advantage Sales & Marketing Inc		Commercial & Professional Services	L+325	1.0%	7/23/21	2,806	2,711	2,395
American Tire Distributors Inc		Automobiles & Components	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	9/1/23	244	244	240
American Tire Distributors Inc	(e)	Automobiles & Components	L+750	1.0%	9/2/24	1,544	1,372	1,385
Ammeraal Beltech Holding BV	(g)	Capital Goods	E+375		7/30/25	€1,000	1,176	1,123
Apex Group Limited	(f)(g)(j)	Diversified Financials	L+650		6/15/23	$89	87	76
Apex Group Limited	(e)(f)(g)	Diversified Financials	L+650	1.0%	6/15/25	1,724	1,704	1,684
Apex Group Limited	(f)(g)(j)	Diversified Financials	L+650	1.0%	6/15/25	225	225	220
Belk Inc		Retailing	L+475	1.0%	12/12/22	4,869	4,467	3,942
Berner Food & Beverage LLC	(f)	Food & Staples Retailing	L+675	1.0%	2/2/23	4,372	4,340	4,214
Bugaboo International BV	(e)(f)(g)	Consumer Durables & Apparel	E+700, 7.8% PIK (7.8% Max PIK)		3/20/25	€1,262	1,502	1,357
Caprock Midstream LLC		Energy	L+475		11/3/25	$615	612	583
Conservice LLC	(f)	Consumer Services	L+525		11/30/24	1,231	1,219	1,233
Conservice LLC	(f)(j)	Consumer Services	L+525		11/30/24	230	228	224
Constellis Holdings LLC / Constellis Finance Corp	(f)	Capital Goods	L+575	1.0%	4/15/22	1,821	1,796	1,800
CTI Foods Holding Co LLC	(f)	Food, Beverage & Tobacco	L+800	1.0%	7/10/19	24	23	23
Diamond Resorts International Inc	(e)	Consumer Services	L+375	1.0%	9/2/23	1,008	959	973
Distribution International Inc		Retailing	L+500	1.0%	12/15/21	7,463	6,737	6,810
Eacom Timber Corp	(f)(g)	Materials	L+650	1.0%	11/30/23	2,745	2,723	2,700
Eagle Family Foods Inc	(f)(j)	Food, Beverage & Tobacco	L+650	1.0%	6/14/23	159	158	135
Eagle Family Foods Inc	(e)(f)	Food, Beverage & Tobacco	L+650	1.0%	6/14/24	1,053	1,043	1,020
Foresight Energy LLC	(g)	Materials	L+575	1.0%	3/28/22	1,557	1,492	1,530
Frontline Technologies Group LLC	(e)(f)	Software & Services	L+650	1.0%	9/18/23	4,665	4,602	4,647

See notes to unaudited financial statements.

Corporate Capital Trust II

Unaudited Schedule of Investments (continued)

As of March 31, 2019

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Frontline Technologies Group LLC	(e)(f)(j)	Software & Services	L+650	1.0%	9/18/23		$691	$691	$689
ID Verde	(f)(g)	Commercial & Professional Services	E+700		3/29/24		€182	224	205
ID Verde	(f)(g)	Commercial & Professional Services	E+700		3/29/24		£78	102	101
ID Verde	(f)(g)(j)	Commercial & Professional Services	L+700		3/29/24		€284	319	320
ID Verde	(f)(g)	Commercial & Professional Services	E+700		3/29/25		936	1,121	1,053
ID Verde	(f)(g)	Commercial & Professional Services	L+725		3/29/25		£342	468	447
Integro Ltd/United States	(f)	Insurance	L+575		10/30/22		$1,188	1,183	1,188
Jo-Ann Stores Inc		Retailing	L+500	1.0%	10/20/23		3,321	3,297	3,312
Jostens Inc		Consumer Services	L+550		12/19/25		586	569	587
Lipari Foods LLC	(f)	Food & Staples Retailing	L+588	1.0%	1/4/25		4,703	4,666	4,662
Lipari Foods LLC	(f)(j)	Food & Staples Retailing	L+588	1.0%	1/4/25		973	973	964
MedAssets Inc	(e)	Health Care Equipment & Services	L+450	1.0%	10/20/22		70	71	68
Monitronics International Inc	(e)(g)	Commercial & Professional Services	L+550	1.0%	9/30/22		2,002	1,972	1,683
NCI Inc	(f)	Software & Services	L+750	1.0%	8/15/24		4,265	4,224	4,156
Onvoy LLC	(e)	Telecommunication Services	L+450	1.0%	2/10/24		155	139	139
Patriot Well Solutions LLC	(f)	Energy	L+875	1.0%	5/1/21		967	956	954
Qdoba Restaurant Corp		Consumer Services	L+700	1.0%	3/21/25		1,980	1,945	1,999
Quorum Health Corp		Health Care Equipment & Services	L+675	1.0%	4/29/22		4,482	4,471	4,427
Reliant Rehab Hospital Cincinnati LLC	(e)(f)	Health Care Equipment & Services	L+675	1.0%	8/30/24		2,314	2,295	2,282
Revere Superior Holdings, Inc	(e)(f)	Software & Services	L+675	1.0%	11/21/22		6,289	6,236	6,247
Savers Inc	(f)	Retailing	L+650, 0.8% PIK (0.8% Max PIK)	1.5%	3/28/24	C$	1,466	1,078	1,083
Savers Inc	(f)	Retailing	L+650, 0.8% PIK (0.8% Max PIK)	1.5%	3/28/24		$1,056	1,042	1,042
Sequa Corp		Materials	L+500	1.0%	11/28/21		1,526	1,534	1,497
SIRVA Worldwide Inc		Commercial & Professional Services	L+550		8/2/25		461	454	451
SMART Global Holdings Inc	(f)(g)	Semiconductors & Semiconductor Equipment	L+400		8/9/22		24	24	22

See notes to unaudited financial statements.

Corporate Capital Trust II

Unaudited Schedule of Investments (continued)

As of March 31, 2019

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
SMART Global Holdings Inc	(f)(g)(j)	Semiconductors & Semiconductor Equipment	L+400		8/9/22		$72	$72	$67
SMART Global Holdings Inc	(f)(g)	Semiconductors & Semiconductor Equipment	L+625	1.0%	8/9/22		3,319	3,280	3,353
Staples Canada	(f)(g)	Retailing	L+700	1.0%	9/12/24	C$	5,021	4,064	3,812
Sutherland Global Services Inc	(e)(g)	Software & Services	L+538	1.0%	4/23/21		$2,206	2,163	2,156
Tangoe LLC	(f)	Software & Services	L+650	1.0%	11/28/25		2,002	1,983	1,977
Team Health Inc	(e)	Health Care Equipment & Services	L+275	1.0%	2/6/24		965	938	861
Virgin Pulse Inc	(f)	Software & Services	L+650	1.0%	5/22/25		3,074	3,052	3,034
Wheels Up Partners LLC	(f)	Transportation	L+855	1.0%	1/26/21		690	688	685
Wheels Up Partners LLC	(f)	Transportation	L+855	1.0%	8/26/21		359	358	356
Wheels Up Partners LLC	(f)	Transportation	L+710	1.0%	6/30/24		1,185	1,179	1,173
Wheels Up Partners LLC	(f)	Transportation	L+710	1.0%	11/1/24		488	484	483
Wheels Up Partners LLC	(f)	Transportation	L+710	1.0%	12/21/24		1,812	1,803	1,792
WireCo WorldGroup Inc	(e)	Capital Goods	L+500	1.0%	9/29/23		96	96	96

Total Senior Secured Loans—First Lien								104,733	100,515

Unfunded Loan Commitments								(2,753)	(2,753)

Net Senior Secured Loans—First Lien								101,980	97,762

Senior Secured Loans—Second Lien—33.3%
Access CIG LLC		Software & Services	L+775		2/27/26		211	209	209
Advantage Sales & Marketing Inc		Commercial & Professional Services	L+650	1.0%	7/25/22		542	483	400
Albany Molecular Research Inc		Pharmaceuticals, Biotechnology & Life Sciences	L+700	1.0%	8/28/25		913	909	904
Ammeraal Beltech Holding BV	(f)(g)	Capital Goods	L+800		7/27/26		2,018	1,980	1,975
Applied Systems Inc		Software & Services	L+700	1.0%	9/19/25		2,624	2,624	2,654
athenahealth Inc	(f)	Health Care Equipment & Services	L+850	1.0%	2/11/27		2,516	2,491	2,528
CommerceHub Inc	(f)	Software & Services	L+775		5/21/26		3,222	3,136	3,111

See notes to unaudited financial statements.

Corporate Capital Trust II

Unaudited Schedule of Investments (continued)

As of March 31, 2019

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
CTI Foods Holding Co LLC	(k)	Food, Beverage & Tobacco	L+725	1.0%	6/28/21	$222	$211	$17
Direct ChassisLink Inc		Transportation	L+600		6/15/23	587	585	593
EaglePicher Technologies LLC		Capital Goods	L+725		3/8/26	450	447	438
Excelitas Technologies Corp		Technology Hardware & Equipment	L+750	1.0%	12/1/25	811	804	813
Grocery Outlet Inc		Food & Staples Retailing	L+725		10/22/26	382	378	382
Integro Ltd/United States	(f)	Insurance	L+925		10/30/23	222	220	222
Invictus		Materials	L+675		3/30/26	451	452	450
iParadigms Holdings LLC		Software & Services	L+725	1.0%	7/29/22	183	180	183
LBM Borrower LLC		Capital Goods	L+925	1.0%	8/20/23	900	895	882
Misys Ltd	(g)	Software & Services	L+725	1.0%	6/13/25	1,918	1,911	1,853
New Arclin US Holding Corp	(g)	Materials	L+875	1.0%	2/14/25	289	286	287
One Call Care Management Inc	(f)	Insurance	L+375, 6.0% PIK (6.0% Max PIK)	1.0%	4/11/24	1,217	1,207	1,110
Paradigm Acquisition Corp		Health Care Equipment & Services	L+750		10/26/26	267	267	266
Polyconcept North America Inc	(f)	Consumer Durables & Apparel	L+1000	1.0%	2/16/24	624	614	643
Press Ganey Holdings Inc		Health Care Equipment & Services	L+650	1.0%	10/21/24	1,066	1,079	1,069
Pure Fishing Inc	(f)	Consumer Durables & Apparel	L+838	1.0%	12/31/26	1,806	1,788	1,817
Rise Baking Company	(f)	Food, Beverage & Tobacco	L+800	1.0%	8/9/26	694	687	682
Sequa Corp		Materials	L+900	1.0%	4/28/22	4,024	4,059	3,949
SIRVA Worldwide Inc		Commercial & Professional Services	L+950		8/2/26	417	386	367
SMG/PA		Consumer Services	L+700		1/23/26	230	231	233
Sparta Systems Inc	(f)	Software & Services	L+825	1.0%	7/27/25	2,438	2,406	2,098
Transplace		Transportation	L+875	1.0%	10/6/25	3,289	3,221	3,231
Vantage Specialty Chemicals Inc		Materials	L+825	1.0%	10/27/25	755	745	737
WireCo WorldGroup Inc		Capital Goods	L+900	1.0%	9/30/24	1,632	1,628	1,628

Total Senior Secured Loans—Second Lien							36,519	35,731

See notes to unaudited financial statements.

Corporate Capital Trust II

Unaudited Schedule of Investments (continued)

As of March 31, 2019

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Other Senior Secured Debt—7.9%
Cleaver-Brooks Inc		Capital Goods	7.9%		3/1/23	$349	$349	$326
Cornerstone Chemical Co		Materials	6.8%		8/15/24	2,682	2,685	2,550
Frontier Communications Corp	(g)	Telecommunication Services	8.5%		4/1/26	353	353	329
Genesys Telecommunications Laboratories Inc		Technology Hardware & Equipment	10.0%		11/30/24	672	740	735
PAREXEL International Corp		Pharmaceuticals, Biotechnology & Life Sciences	6.4%		9/1/25	610	591	594
Ply Gem Holdings Inc		Capital Goods	8.0%		4/15/26	1,666	1,635	1,497
Vivint Inc		Commercial & Professional Services	7.9%		12/1/22	1,752	1,732	1,756
Vivint Inc		Commercial & Professional Services	7.6%		9/1/23	821	748	700

Total Other Senior Secured Debt							8,833	8,487

Subordinated Debt—24.8%
athenahealth Inc	(f)	Health Care Equipment & Services	L+1125 PIK (L+1125 Max PIK)		11/30/25	1,258	1,258	1,272
ClubCorp Club Operations Inc		Consumer Services	8.5%		9/15/25	5,260	5,172	4,804
Datatel Inc		Software & Services	9.0%		9/30/23	102	106	106
Kenan Advantage Group Inc		Transportation	7.9%		7/31/23	3,262	3,367	3,176
LifePoint Hospitals Inc		Health Care Equipment & Services	9.8%		12/1/26	921	921	957
Quorum Health Corp		Health Care Equipment & Services	11.6%		4/15/23	250	251	225
Reynolds Group Holdings Inc		Materials	8.0%		12/15/25	849	926	860
Reynolds Group Holdings Inc		Materials	8.4%		4/15/27	2,653	2,933	2,715
SRS Distribution Inc		Capital Goods	8.3%		7/1/26	3,010	2,998	2,897
Surgery Partners Holdings LLC		Health Care Equipment & Services	6.8%		7/1/25	247	227	224
Team Health Inc		Health Care Equipment & Services	6.4%		2/1/25	1,943	1,717	1,582
Vertiv Group Corp		Technology Hardware & Equipment	9.3%		10/15/24	6,124	6,317	6,047
Vivint Inc		Commercial & Professional Services	8.8%		12/1/20	1,695	1,586	1,672

Total Subordinated Debt							27,779	26,537

See notes to unaudited financial statements.

Corporate Capital Trust II

Unaudited Schedule of Investments (continued)

As of March 31, 2019

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Number of Shares	Amortized Cost	Fair Value(d)
Asset Based Finance—5.9%
Accelerator Investments Aggregator LP	(f)(g)(i)	Diversified Financials		107,825	$126	$121
KKR Zeno Aggregator LP (K2 Aviation)	(f)(g)	Capital Goods		5,907,086	5,907	6,178

Total Asset Based Finance					6,033	6,299

Equity/Other—4.1%
Altavair NewCo, Private Equity	(f)(g)(i)	Capital Goods		132,279	132	136
Australis Maritime, Private Equity	(f)(g)	Transportation		43,819	44	44
Misys Ltd, Preferred Stock	(f)(g)	Software & Services	L+1025	2,841	2,788	2,695
Polyconcept North America Inc, Class A-1 Units	(f)	Consumer Durables & Apparel		624	62	94
VICI Properties Inc, Common Stock	(g)	Consumer Services		66,020	1,228	1,445

Total Equity/Other					4,254	4,414

TOTAL INVESTMENTS—167.2%	(h)				$185,398	179,230

LIABILITIES IN EXCESS OF OTHER ASSETS—(67.2%)						(72,016)

NET ASSETS—100.0%						$107,214

Foreign Currency Forward Contracts

Foreign Currency	Settlement Date	Counterparty	Notional Amount and Transaction		US $ Value at Settlement Date	US $ Value at March 31, 2019	Unrealized Appreciation (Depreciation)
CAD	October 10, 2019	JP Morgan Chase Bank	C$	5,690 Sold	$4,642	$4,276	$366
EUR	July 17, 2023	JP Morgan Chase Bank		€107 Sold	144	134	10

Total					$4,786	$4,410	$376

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)

Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of March 31, 2019, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 2.60% and the Euro Interbank Offered Rate, or EURIBOR or “E”, was (0.31)%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment.

See notes to unaudited financial statements.

Corporate Capital Trust II

Unaudited Schedule of Investments (continued)

As of March 31, 2019

(in thousands, except share amounts)

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of trustees (see Note 8).

(e)	Position or portion thereof unsettled as of March 31, 2019.

(f)	Investments classified as Level 3 whereby fair value was determined by the Company’s board of trustees (see Note 2).

(g)

The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of March 31, 2019, 80.1% of the Company’s total assets represented qualifying assets.

(h)

As of March 31, 2019, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $1,234; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $7,402; the net unrealized depreciation was $6,168; the aggregate cost of securities for Federal income tax purposes was $185,398.

(i)	Security is non-income producing.

(j)	Security is an unfunded loan commitment.

(k)	Security is on non-accrual status.

Abbreviations:

C$ - Canadian Dollar; local currency investment amount is denominated in Canadian Dollar. C$1.00 / U.S. $0.75 as of March 31, 2019.

€ - Euro; local currency investment amount is denominated in Euros. €1.00 / U.S. $1.12 as of March 31, 2019.

£ - British Pound Sterling; local currency investment amount is denominated in British Pound Sterling. £1.00 / U.S. $1.30 as of March 31, 2019.

E = EURIBOR - Euro Interbank Offered Rate

L = LIBOR - London Interbank Offered Rate, typically 3-Month

PIK = Payment-in-kind; the issuance of additional securities by the borrower to settle interest payment obligations.

See notes to unaudited financial statements.

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

See notes to unaudited financial statements.

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

See notes to unaudited financial statements.

Corporate Capital Trust II

Schedule of Investments (continued)

As of December 31, 2018

(in thousands, except share amounts)

Portfolio Company(a)(b)	Footnotes	Industry	Rate	Floor	Maturity Date	Principal Amount(c)		Cost(d)	Fair Value
SMART Global Holdings Inc	(f)(g)(n)(q)	Semiconductors & Semiconductor Equipment	L+400		8/9/22		$96	$96	$89
SMART Global Holdings Inc	(f)(g)(n)	Semiconductors & Semiconductor Equipment	L+625	1.0%	8/9/22		3,319	3,277	3,353
Staples Canada (CAN)	(f)(g)(h)(n)	Retailing	L+700	1.0%	9/12/24	C$	5,149	4,166	3,811
Sutherland Global Services Inc	(g)(n)	Software & Services	L+538	1.0%	4/23/21		$1,794	1,754	1,694
Sutherland Global Services Inc	(g)(n)	Software & Services	L+538	1.0%	4/23/21		418	409	394
Tangoe LLC	(f)(l)	Software & Services	L+650	1.0%	11/28/25		2,007	1,987	1,987
Team Health Inc	(l)	Health Care Equipment & Services	L+275	1.0%	2/6/24		967	939	869
Utility One Source LP	(l)	Capital Goods	L+550	1.0%	4/18/23		3,272	3,257	3,272
Virgin Pulse Inc	(f)(n)	Software & Services	L+650	1.0%	5/22/25		3,081	3,059	2,986
Wheels Up Partners LLC	(f)(n)	Transportation	L+855	1.0%	1/26/21		724	724	724
Wheels Up Partners LLC	(f)(n)	Transportation	L+855	1.0%	8/26/21		372	372	371
Wheels Up Partners LLC	(f)(n)	Transportation	L+710	1.0%	6/30/24		1,220	1,220	1,225
Wheels Up Partners LLC	(f)(n)	Transportation	L+710	1.0%	8/1/24		809	801	812
Wheels Up Partners LLC	(f)(n)	Transportation	L+710	1.0%	11/1/24		502	502	504
Wheels Up Partners LLC	(f)(n)	Transportation	L+710	1.0%	12/21/24		790	790	793
Wheels Up Partners LLC	(f)(n)	Transportation	L+710	1.0%	12/21/24		257	255	258
WireCo WorldGroup Inc	(e)(l)	Capital Goods	L+500	1.0%	9/29/23		97	96	96

Total Senior Secured Loans—First Lien								99,040	95,581
Unfunded Loan Commitments								(1,804)	(1,804)

Net Senior Secured Loans—First Lien								97,236	93,777

Senior Secured Loans—Second Lien—32.0%
Access CIG LLC	(n)	Software & Services	L+775		2/27/26		211	209	209
Advantage Sales & Marketing Inc	(l)	Commercial & Professional Services	L+650	1.0%	7/25/22		542	483	429

See notes to unaudited financial statements.

Corporate Capital Trust II

Schedule of Investments (continued)

As of December 31, 2018

(in thousands, except share amounts)

Portfolio Company(a)(b)	Footnotes	Industry	Rate	Floor	Maturity Date	Principal Amount(c)	Cost(d)	Fair Value
Albany Molecular Research Inc	(l)	Pharmaceuticals, Biotechnology & Life Sciences	L+700	1.0%	8/28/25	$913	$909	$906
Ammeraal Beltech Holding BV (NLD)	(f)(g)(h)(n)	Capital Goods	L+800		7/27/26	2,018	1,979	1,974
Applied Systems Inc	(l)	Software & Services	L+700	1.0%	9/19/25	2,624	2,624	2,581
CommerceHub Inc	(f)(l)	Software & Services	L+775		5/21/26	3,222	3,133	3,016
CTI Foods Holding Co LLC	(n)(p)(r)	Food, Beverage & Tobacco	L+725	1.0%	6/28/21	222	211	24
Direct ChassisLink Inc	(n)	Transportation	L+600		6/15/23	587	584	566
EaglePicher Technologies LLC	(l)	Capital Goods	L+725		3/8/26	450	447	441
Excelitas Technologies Corp	(l)	Technology Hardware & Equipment	L+750	1.0%	12/1/25	811	804	777
Grocery Outlet Inc	(n)	Food & Staples Retailing	L+725		10/22/26	382	378	380
Higginbotham Insurance Agency Inc	(f)(l)	Insurance	L+725	1.0%	12/19/25	1,304	1,293	1,303
Integro Ltd/United States	(f)(n)	Insurance	L+925		10/30/23	222	220	222
Invictus	(m)	Materials	L+675		3/30/26	451	452	451
iParadigms Holdings LLC	(n)	Software & Services	L+725	1.0%	7/29/22	183	180	182
Jo-Ann Stores Inc	(n)	Retailing	L+925	1.0%	5/21/24	396	391	384
LBM Borrower LLC	(n)	Capital Goods	L+925	1.0%	8/20/23	900	895	882
Misys Ltd	(e)(g)(n)	Software & Services	L+725	1.0%	6/13/25	1,918	1,911	1,777
New Arclin US Holding Corp	(g)(l)	Materials	L+875	1.0%	2/14/25	289	286	289
One Call Care Management Inc	(f)(j)(l)	Insurance	L+375, 6.0% PIK (6.0% Max PIK)		4/11/24	1,198	1,188	1,148
Paradigm Acquisition Corp	(n)	Health Care Equipment & Services	L+750		10/26/26	267	267	269
Polyconcept North America Inc	(f)(l)	Consumer Durables & Apparel	L+1000	1.0%	2/16/24	624	613	643
Press Ganey Holdings Inc	(l)	Health Care Equipment & Services	L+650	1.0%	10/21/24	1,066	1,080	1,061

See notes to unaudited financial statements.

Corporate Capital Trust II

Schedule of Investments (continued)

As of December 31, 2018

(in thousands, except share amounts)

Portfolio Company(a)(b)	Footnotes	Industry	Rate	Floor	Maturity Date	Principal Amount(c)	Cost(d)	Fair Value
Pure Fishing Inc	(f)(n)	Consumer Durables & Apparel	L+838	1.0%	12/31/26	$1,806	$1,788	$1,788
Rise Baking Company	(f)(l)	Food, Beverage & Tobacco	L+800	1.0%	8/9/26	694	687	687
Sequa Corp	(n)	Materials	L+900	1.0%	4/28/22	4,024	4,061	3,823
SIRVA Worldwide Inc	(n)	Commercial & Professional Services	L+950		8/2/26	417	386	369
SMG/PA	(l)	Consumer Services	L+700		1/23/26	230	231	227
Sparta Systems Inc	(f)(l)	Software & Services	L+825	1.0%	7/27/25	2,438	2,405	2,099
Transplace	(l)	Transportation	L+875	1.0%	10/6/25	3,289	3,218	2,993
Vantage Specialty Chemicals Inc	(n)	Materials	L+825	1.0%	10/26/25	755	745	741
WireCo WorldGroup Inc	(l)	Capital Goods	L+900	1.0%	9/30/24	1,632	1,628	1,636

Total Senior Secured Loans—Second Lien							35,686	34,277

Other Senior Secured Debt—8.9%
Cleaver-Brooks Inc	(i)	Capital Goods	7.9%		3/1/23	625	625	611
Cornerstone Chemical Co	(i)	Materials	6.8%		8/15/24	2,682	2,686	2,362
Frontier Communications Corp	(g)(i)	Telecommunication Services	8.5%		4/1/26	353	353	309
Genesys Telecommunications Laboratories Inc	(i)	Technology Hardware & Equipment	10.0%		11/30/24	672	742	707
PAREXEL International Corp	(i)	Pharmaceuticals, Biotechnology & Life Sciences	6.4%		9/1/25	610	591	545
Pattonair Holdings Ltd	(g)(i)	Capital Goods	9.0%		11/1/22	1,057	1,071	1,068
Ply Gem Holdings Inc	(i)	Capital Goods	8.0%		4/15/26	1,666	1,634	1,533
Surgery Partners Holdings LLC	(i)	Health Care Equipment & Services	8.9%		4/15/21	18	18	18
Vivint Inc		Commercial & Professional Services	7.9%		12/1/22	1,752	1,731	1,660

See notes to unaudited financial statements.

Corporate Capital Trust II

Schedule of Investments (continued)

As of December 31, 2018

(in thousands, except share amounts)

Portfolio Company(a)(b)	Footnotes	Industry	Rate	Floor	Maturity Date	Principal Amount(c)	Cost(d)	Fair Value
Vivint Inc		Commercial & Professional Services	7.6%		9/1/23	$821	$744	$672

Total Other Senior Secured Debt							10,195	9,485

Subordinated Debt—25.0%
Allegheny Technologies Inc	(g)	Materials	7.9%		8/15/23	850	829	871
CDK Global Inc	(g)	Software & Services	4.9%		6/1/27	7	7	7
ClubCorp Club Operations Inc	(i)	Consumer Services	8.5%		9/15/25	5,260	5,169	4,734
Consolidated Energy Finance SA (LUX)	(g)(h)(i)	Materials	6.5%		5/15/26	201	201	192
Datatel Inc	(i)	Software & Services	9.0%		9/30/23	102	107	103
Hub International Ltd	(i)	Insurance	7.0%		5/1/26	1,180	1,179	1,069
Kenan Advantage Group Inc	(i)	Transportation	7.9%		7/31/23	3,262	3,371	3,140
LifePoint Hospitals Inc	(i)	Health Care Equipment & Services	9.8%		12/1/26	921	921	877
Quorum Health Corp		Health Care Equipment & Services	11.6%		4/15/23	268	269	255
Reynolds Group Holdings Inc		Materials	8.0%		12/15/25	849	929	838
Reynolds Group Holdings Inc		Materials	8.4%		4/15/27	2,653	2,940	2,637
SRS Distribution Inc	(i)	Capital Goods	8.3%		7/1/26	3,010	2,997	2,769
Surgery Partners Holdings LLC	(i)	Health Care Equipment & Services	6.8%		7/1/25	548	502	474
Team Health Inc	(i)	Health Care Equipment & Services	6.4%		2/1/25	1,943	1,710	1,586
Tenet Healthcare Corp	(g)	Health Care Equipment & Services	7.0%		8/1/25	31	31	29
Triumph Group Inc		Capital Goods	7.8%		8/15/25	217	217	192
Vertiv Group Corp	(i)	Technology Hardware & Equipment	9.3%		10/15/24	6,124	6,324	5,450
Vivint Inc		Commercial & Professional Services	8.8%		12/1/20	1,695	1,571	1,617

Total Subordinated Debt							29,274	26,840

See notes to unaudited financial statements.

Corporate Capital Trust II

Schedule of Investments (continued)

As of December 31, 2018

(in thousands, except share amounts)

Portfolio Company(a)(b)	Footnotes	Industry	Rate	No. of Shares	Cost(d)	Fair Value
Asset Based Finance—6.3%
Accelerator Investments Aggregator LP (NLD)	(f)(g)(h)(p)	Diversified Financials		107,825	$126	$123
KKR Zeno Aggregator LP (K2 Aviation) (IRE)	(f)(g)(h)	Capital Goods		5,630,570	5,631	5,631
Montgomery Credit Holdings LP	(f)(g)(p)	Diversified Financials		1,095,595	1,095	975

Total Asset Based Finance					6,852	6,729

Equity/Other—3.8%
Australis Maritime (MHL)	(f)(g)(h)	Transportation		43,819	44	44
Misys Ltd, Preferred Stock	(f)(g)(j)(n)	Software & Services	L+1025	2,842	2,788	2,682
Polyconcept North America Inc, Class A—1 Units	(f)	Consumer Durables & Apparel		624	62	92
VICI Properties Inc, Common Stock		Consumer Services		66,020	1,228	1,240

Total Equity/Other					4,122	4,058

TOTAL INVESTMENTS—163.5%	(k)				$183,365	175,166

OTHER ASSETS IN EXCESS OF LIABILITIES—(63.5%)						(67,996)

NET ASSETS—100.0%						$107,170

Derivative Instruments (Note 7)—0.4%

Foreign currency forward contracts						$457

(a)	Security may be an obligation of one or more entities affiliated with the named company.

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

See notes to unaudited financial statements.

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

See notes to unaudited financial statements.

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

See notes to unaudited financial statements.

Corporate Capital Trust II

Notes to Unaudited Financial Statements

(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

Corporate Capital Trust II, or the Company, was formed as a Delaware statutory trust on August 12, 2014. The Company is a non-diversified, closed-end management investment company and has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code.

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

The Company is externally managed by FS/KKR Advisor, LLC, or the Advisor, pursuant to an investment advisory agreement, dated as of April 9, 2018, or the investment advisory agreement. Since inception and through April 8, 2018, the Company was externally managed by CNL Fund Advisors II, LLC, or CNL, as investment adviser and KKR Credit Advisors (US) LLC, or KKR, as investment sub-adviser, or together, the Former Advisors.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited financial statements should be read in conjunction with its audited financial statements as of and for the year ended December 31, 2018 included in the Company’s annual report on Form 10-K for the year ended December 31, 2018. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The December 31, 2018 balance sheet and schedule of investments are derived from the Company’s audited financial statements as of and for the year ended December 31, 2018. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Accounting Standards Codification Topic 946, Financial Services—Investment Companies.

Use of Estimates: The preparation of the unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Subordinated Income Incentive Fee: Pursuant to the terms of the Investment Advisory Agreement, a subordinated incentive fee on income is determined and payable in arrears as of the end of each calendar quarter

Corporate Capital Trust II

Notes to Unaudited Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

(or upon termination of the Investment Advisory Agreement). A subordinated incentive fee on income is payable to the Advisor each calendar quarter if the Company’s “pre-incentive fee net investment fee income” (as defined in the Investment Advisory Agreement and approved by the Company’s board of trustees) exceeds the 1.75% “quarterly preferred return” to the Company’s shareholders (the ratio of pre-incentive fee net investment income divided by average adjusted capital). Once the Company’s pre-incentive fee net investment income in any quarter exceeds the quarterly preferred return of 1.75%, the Advisor will be entitled to a fee equal to the amount of the Company’s pre-incentive fee net investment income in excess of the quarterly preferred return, until the Company’s pre-incentive fee net investment income for such quarter equals 2.1875% of the Company’s average adjusted capital. Thereafter, the Advisor will be entitled to receive 20.0% of the Company’s pre-incentive fee net investment income.

Capital Gains Incentive Fee: Pursuant to the terms of the Investment Advisory Agreement, an incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee equals 20.0% of the Company’s incentive fee on capital gains, which equals the Company’s realized capital gains on a cumulative basis since inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. The Company accrues for the capital gains incentive fee, which, if earned, is paid annually. The Company accrues the incentive fee on capital gains based on net realized and unrealized gains; however, the fee payable to the Advisor is based on realized gains and no such fee is payable with respect to unrealized gains unless and until such gains are actually realized.

Reclassifications: Certain amounts in the unaudited financial statements as of and for the three months ended March 31, 2018 and the audited financial statements as of and for the year ended December 31, 2018 may have been reclassified to conform to the classifications used to prepare the unaudited financial statements as of and for the three months ended March 31, 2019.

Revenue Recognition: Security transactions are accounted for on the trade date. The Company records interest income on an accrual basis to the extent that it expects to collect such amounts. The Company records dividend income on the ex-dividend date. Distributions received from limited liability company, or LLC, and limited partnership, or LP, investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. The Company does not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt its ability to collect such income. The Company’s policy is to place investments on non-accrual status when there is reasonable doubt that interest income will be collected. The Company considers many factors relevant to an investment when placing it on or removing it from non-accrual status including, but not limited to, the delinquency status of the investment, economic and business conditions, the overall financial condition of the underlying investment, the value of the underlying collateral, bankruptcy status, if any, and any other facts or circumstances relevant to the investment. If there is reasonable doubt that the Company will receive any previously accrued interest, then the interest income will be written-off. Payments received on non-accrual investments may be recognized as income or applied to principal depending upon the collectability of the remaining principal and interest. Non-accrual investments may be restored to accrual status when principal and interest become current and are likely to remain current based on the Company’s judgment.

Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest

Corporate Capital Trust II

Notes to Unaudited Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. For the three months ended March 31, 2019, the Company recognized $194 in structuring fee revenue. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.

Recent Accounting Pronouncements: In August 2018, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820)—Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13. ASU 2018-13 introduces new fair value disclosure requirements and eliminates and modifies certain existing fair value disclosure requirements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the impact of ASU 2018-13 on its financial statements.

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019		2018(1)
	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	—	$—	136,070	$1,331
Reinvestment of Distributions	95,573	833	99,684	930

Total Gross Proceeds	95,573	833	235,754	2,261
Commissions and Dealer Manager Fees	—	—	—	(61)

Net Proceeds to Company	95,573	833	235,754	2,200
Repurchases of Common Shares	(315,173)	(2,881)	(91,276)	(840)

Net Proceeds from Share Transactions	(219,600)	$(2,048)	144,478	$1,360

(1)	The Company terminated its Offering to new investors effective April 30, 2018. However, the Company continues to issue new shares under its distribution reinvestment plan.

During the three months ended March 31, 2019, the Company issued 95,573 shares of common stock pursuant to its distribution reinvestment plan, or DRP, at a price per share of $8.72 for gross proceeds of $833. For additional information regarding the terms of the DRP, see Note 5.

Share Repurchase Program

The Company conducts quarterly tender offers pursuant to its share repurchase program. The Company currently limits repurchases in each quarter to 2.5% of the weighted average number of shares of common stock outstanding. The Company may limit the number of shares to be repurchased during any calendar year to the number of shares it can repurchase with the proceeds it receives from the issuance of shares of its common stock under its distribution reinvestment plan. At the discretion of the Company’s board of trustees, the Company may

Corporate Capital Trust II

Notes to Unaudited Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

also use cash on hand, cash available from borrowings and cash from the sale of investments as of the end of the applicable period to repurchase shares. The Company’s board of trustees may amend, suspend or terminate the share repurchase program upon 30 days’ notice.

The following table provides information concerning the Company’s repurchases of shares of common stock pursuant to its share repurchase program during the three months ended March 31, 2019 and 2018:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2018
December 31, 2017	February 20, 2018	91,276	37%	0.72%	$9.20	$840
Fiscal 2019
December 31, 2018	January 7, 2019	315,173	90%	2.51%	$9.14	$2,881

On April 9, 2019, the Company repurchased approximately 111,047 shares (representing 100% of the shares of common stock tendered for repurchase and 0.90% of the shares outstanding as of such date) at $8.54 per share for aggregate consideration totaling $948.

Note 4. Related Party Transactions

Managing Dealer Agreement and Distribution and Shareholder Servicing Plan

The Company was a party to a managing dealer agreement with CNL Securities Corp., an affiliate of CNL. CNL Securities Corp. which served as the managing dealer of the Company’s Offering and in connection therewith received up-front selling commissions of up to 2.00% of gross offering proceeds, up-front dealer manager fees of up to 2.75% of gross offering proceeds and ongoing distribution and shareholder servicing fees at an annualized rate of 1.25% of the Company’s most recently published net asset value per share, excluding shares issued through the distribution reinvestment plan. All or any portion of these fees were re-allowed to participating brokers.

On March 16, 2017, the board of trustees approved an amended and restated managing dealer agreement, or the Managing Dealer Agreement, between the Company and the managing dealer and approved an amended and restated distribution and shareholder servicing plan for the Company, or the Distribution and Shareholder Servicing Plan, which lowered the ongoing distribution and shareholder servicing fee paid to the managing dealer from an annualized rate of 1.25% to an annualized rate of 1.00% of the Company’s net asset value per share. On April 9, 2018, the Managing Dealer Agreement and the Distribution and Shareholder Servicing Plan were terminated effective April 30, 2018.

Investment Advisory Agreements

On April 9, 2018, the Company terminated the Former Investment Advisory Agreement (as defined below) and concurrently entered into the Investment Advisory Agreement with the Advisor. Pursuant to the Investment Advisory Agreement, the Company pays the Advisor a fee for their services consisting of two components—a base management fee based on the average value of the Company’s gross assets and incentive fees based on the Company’s performance. The incentive fee consists of (i) a subordinated incentive fee on income and (ii) an incentive fee on capital gains. Under the Investment Advisory Agreement, the Advisor is entitled to an annual

Corporate Capital Trust II

Notes to Unaudited Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

base management fee of 1.50% of the average value of the Company’s gross assets, as compared to the annual rate of 2.00% under the Former Investment Advisory Agreement. In addition, the calculation of the base management fee under the Investment Advisory Agreement excludes cash and cash equivalents from gross assets, as compared to the Former Investment Advisory Agreement, which included cash and cash equivalents within the definition of gross assets. Under the Investment Advisory Agreement, the Advisor serves as the sole investment adviser of the Company. See Note 2 for a discussion of the capital gains and subordinated income incentive fees that the Advisor may be entitled to under the Investment Advisory Agreement.

Previously, the Company was a party to an investment advisory agreement with CNL, or the Former Investment Advisory Agreement, for the overall management of the Company’s activities. CNL was a party to a sub-advisory agreement with KKR, or the Former Sub-Advisory Agreement, under which KKR was responsible for the day-to-day management of the Company’s investment portfolio. Pursuant to the Former Investment Advisory Agreement, CNL earned (i) a management fee equal to an annual rate of 2.00% of the Company’s average gross assets, and (ii) an incentive fee based on the Company’s performance. The incentive fee consisted of (i) a subordinated incentive fee on income and (ii) an incentive fee on capital gains. CNL compensated KKR for advisory services that it provided to the Company with 50% of the fees that CNL received under the Former Investment Advisory Agreement.

A subordinated incentive fee on income is payable to the Advisor each calendar quarter if the Company’s pre-incentive fee net investment fee income (as defined in the Investment Advisory Agreement and approved by the Company’s board of trustees) exceeds the 1.75% quarterly preferred return to the Company’s shareholders (the ratio of pre-incentive fee net investment income divided by average adjusted capital).

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

The terms of the incentive fees are substantially the same as those to which the Former Advisors were entitled to receive under the Former Investment Advisory Agreement. The Company did not incur any subordinated incentive fee on income under the Investment Advisory Agreements during the three months ended March 31, 2019 and 2018. The Company has not accrued any incentive fees payable on capital gains under the Investment Advisory Agreement as of March 31, 2019.

Under the terms of the Former Investment Advisory Agreement, CNL (and indirectly KKR) was entitled to receive up to 1.50% of gross offering proceeds as reimbursement for organization and offering expenses incurred by the Former Advisors on behalf of the Company. The Former Advisors had incurred organization and offering costs of approximately $5,400 as of March 31, 2018 on behalf of the Company. The Former Advisors waived the reimbursement of organization and offering expenses in connection with the Company’s gross capital raise received from the Offering from March 1, 2016 (when the Company satisfied the minimum offering requirement) through April 30, 2017, or the O&O Reimbursement Waiver. The O&O Reimbursement Waiver did not reduce

Corporate Capital Trust II

Notes to Unaudited Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

the amount of organization and offering expenses incurred by the Former Advisors that were eligible for reimbursement in future periods based on subsequent gross capital raised by the Company after April 30, 2017. Gross capital raised by the Company after April 30, 2017 was subject to the maximum organization and offering cost reimbursement of 1.50%. The Former Advisors were entitled to reimbursement of approximately $400 of organization and offering costs for gross capital raised for the period May 1, 2017 through April 9, 2018, all of which had been reimbursed to the Former Advisors as of April 9, 2018. A contingent obligation for the balance of organization and offering costs, subject to reimbursement based on future gross proceeds raised assuming a reinstatement of the Company’s Offering, was approximately $5,000 as of April 30, 2018.

On April 30, 2018, the Company terminated its Offering and in conjunction therewith, the Former Advisors agreed to permanently waive their rights to receive reimbursement of approximately $5,000 of organization and offering expenses that they had incurred on the Company’s behalf. As such, as of March 31, 2019, the Company had no contingent obligations to reimburse its Former Advisors for organization and offering expenses.

Administrative Services Agreements

The Company was a party to an administrative services agreement with CNL, or the Former Administrative Services Agreement, under which CNL performed, or oversaw the performance of, various administrative services on behalf of the Company. Administrative services include investor services, general ledger accounting, fund accounting, legal services, investor relations, certain government and regulatory affairs activities, maintaining required financial records, calculating the Company’s net asset value, filing tax returns, preparing and filing SEC reports, preparing, printing, and disseminating shareholder reports and generally overseeing the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. The Company reimbursed CNL for administrative expenses it incurred in performing its obligations.

On April 9, 2018, the Company terminated the Former Administrative Services Agreement with CNL and concurrently entered into a new administrative services agreement with the Advisor, or the Administrative Services Agreement under which the Advisor serves as the Company’s administrator. The terms of the Administrative Services Agreement, including the services to be provided by the Advisor as administrator and the amount of reimbursements to be paid by the Company for certain administrative expenses, are substantially the same as those under the Former Administrative Services Agreement.

Expense Support Agreements

The Company was a party to an expense support and conditional reimbursement agreement, as amended and restated, or the Former Expense Support Agreement, with the Former Advisors pursuant to which the Former Advisors jointly and severally agreed to pay to the Company some or all of its operating expenses, or an Expense Support Payment, for each month during the Former Expense Support Payment Period (as defined below) in which the Company’s board of trustees declared a distribution to its shareholders. Expense Support Payments were made in accordance with the terms of the Former Expense Support Agreement. The Expense Support Payment Period commenced on March 1, 2016 and terminated effective with the termination of the Former Expense Support Agreement on April 9, 2018. The amount of Expense Support Payments provided by the Former Advisors since inception was approximately $5,400. Effective April 30, 2018, the Former Advisors waived their right to reimbursement of such Expense Support Payments.

Corporate Capital Trust II

Notes to Unaudited Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

The Former Advisors were entitled to be reimbursed promptly by the Company, or a Reimbursement Payment, for Expense Support Payments made with respect to any class of common stock, subject to the limitation that no Reimbursement Payment may be made by the Company to the extent that it would cause the Company’s Other Operating Expenses (as defined in the Former Expense Support Agreement) for such class of common stock to exceed the lesser of (A) 1.75% of average net assets attributable to common shares on an annualized basis after taking such payment into account and (B) the percentage of average net assets attributable to shares of such class of common stock represented by Other Operating Expenses (as defined in the Former Expense Support Agreement) during the period in which such Expense Support Payment from the Former Advisors was made (provided, however, that this clause (B) did not apply to any Reimbursement Payment which related to an Expense Support Payment from the Former Advisors made during the same period).

Concurrently with the Company’s entry into the Investment Advisory Agreement and the Administrative Services Agreement, on April 9, 2018, the Company entered into a new expense support and conditional reimbursement agreement, or the Expense Support Agreement, which replaced the Former Expense Support Agreement. The Expense Support Agreement was substantially similar to the Former Expense Support Agreement.

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

During the three months ended March 31, 2019, the Advisor did not defer the receipt of any base management fees. As of March 31, 2019, there were no deferred base management fees subject to future payment by the Company.

Corporate Capital Trust II

Notes to Unaudited Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

The following table describes the fees and expenses accrued under the Investment Advisory Agreement, the Former Investment Advisory Agreement, the Administrative Services Agreement, the Former Administrative Services Agreement, the Expense Support Agreement and the Former Expense Support Agreement, as applicable, during the three months ended March 31, 2019 and 2018:

			Three Months Ended March 31,
Related Party	Source Agreement	Description	2019	2018
CNL Securities Corp.	Managing Dealer Agreement	Up-front Selling Commissions and Dealer Manager Fees	$—	$61
CNL Securities Corp.	Managing Dealer Agreement	Distribution and Shareholder Servicing Fees	$—	$282
CNL and KKR	Former Investment Advisory Agreement	Offering Costs	$—	$20
FS/KKR Advisor, CNL and KKR	Investment Advisory Agreement Former Investment Advisory Agreement	Base Management Fee(1)	$684	$890
FS/KKR Advisor, CNL and KKR	Investment Advisory Agreement Former Investment Advisory Agreement	Capital Gains Incentive Fee(2)	$—	$217
FS/KKR Advisor and CNL	Administrative Services Agreement Former Administrative Services Agreement	Administrative Services Expenses(3)	$92	$157
FS/KKR Advisor, CNL and KKR	Expense Support Agreement Former Expense Support Agreement	Expense Support(1)	$—	$(585)

(1)

During the three months ended March 31, 2019, $628 of base management fees were paid to the Advisor and $67 of expense support payments due from the Advisor were used to offset management fees payable. It is intended that of the $98 in expense support payments due from the Advisor as of March 31, 2019, all of such payments will be applied to offset the $684 of base management fees payable to the Advisor as of March 31, 2019.

(2)

During the three months ended March 31, 2019 and 2018, no capital gains incentive fees were paid to the Advisor and/or Former Advisors. As of March 31, 2019, no capital gains incentive fees were payable to the Advisor.

(3)

During the three months ended March 31, 2019, $16 of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by the Advisor, and the remainder related to other reimbursable expenses, including reimbursement of fees related to transactional expenses for prospective investments, such as fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. Broken deal costs were $3 and $3 for the three months ended March 31, 2019 and 2018, respectively. The Company paid $167 in administrative services expenses to the Advisor during the three months ended March 31, 2019.

Potential Conflicts of Interest

The members of the senior management and investment teams of the Advisor serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Company does, or of investment vehicles managed by the same personnel. For example, the Advisor is the investment adviser to FS

Corporate Capital Trust II

Notes to Unaudited Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

KKR Capital Corp., FS Investment Corporation II, FS Investment Corporation III and FS Investment Corporation IV, or together with the Company, the Fund Complex, and the officers, managers and other personnel of the Advisor may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with FS Investments or KKR Credit Advisors (US) LLC, or KKR Credit. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the Company’s best interests or in the best interest of the Company’s shareholders. The Company’s investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For additional information regarding potential conflicts of interest, see the Company’s annual report on Form 10-K for the year ended December 31, 2018.

Exemptive Relief

As a BDC, the Company is subject to certain regulatory restrictions in making its investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term.

In an order dated April 3, 2018, or the SEC Exemptive Order, the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by the Advisor or KKR Credit, with certain affiliates of the Advisor. The SEC Exemptive Order extended the co-investment exemptive order previously granted by the SEC to the Company in June 2017.

Note 5. Distributions

The following table reflects the cash distributions per share that the Company has declared on its common stock during the three months ended March 31, 2019 and 2018:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2018
March 31, 2018	$0.14625	$1,868
Fiscal 2019
March 31, 2019	$0.14625	$1,796

The Company currently intends to declare and pay regular cash distributions on a quarterly basis. On May 1, 2019, the Company’s board of trustees declared a regular quarterly cash distribution of $0.14625 per share, which will be paid on or about July 15, 2019 to shareholders of record as of the close of business on June 30, 2019. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of trustees.

The Company has adopted a distribution reinvestment plan for its shareholders. As a result, if the Company makes a cash distribution, its shareholders who have elected to participate in the distribution reinvestment plan will have their cash distribution automatically reinvested in additional shares of the Company’s common stock.

Corporate Capital Trust II

Notes to Unaudited Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The Company may fund its cash distributions to shareholders from any sources of funds legally available to it, including proceeds from the sale of shares of the Company’s common stock, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets and dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies. The Company has not established limits on the amount of funds it may use from available sources to make distributions. During certain periods, the Company’s distributions may exceed its earnings. As a result, it is possible that a portion of the distributions the Company makes may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from the Company’s investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, which is a nontaxable distribution) will be mailed to the Company’s shareholders. There can be no assurance that the Company will be able to pay distributions at a specific rate or at all.

The Company estimates that none of the distributions declared during the three months ended March 31, 2019 would be classified as a tax basis return of capital. None of the distributions declared during the year ended December 31, 2018 were classified as a tax basis return of capital. As of March 31, 2019 and December 31, 2018, the Company had undistributed net investment income of $483 and $294, respectively.

The total and the sources of declared distributions on a GAAP basis for the three months ended March 31, 2019 and 2018 are presented in the table below:

	Three Months Ended March 31,
	2019			2018
	Per Share	Amount	Allocation	Per Share	Amount	Allocation
Net investment income	$0.15	$1,796	100.0%	$0.09	$1,191	63.8%
Net realized gains	—	—	—	0.02	159	8.5%
Distributions in excess of net investment income	—	—	—	0.04	518	27.7%

Total declared distributions	$0.15	$1,796	100.0%	$0.15	$1,868	100.0%

Net investment income includes Expense Support Payments of $585 which supported distributions during the three months ended March 31, 2018. Sources of distributions, other than net investment income and realized gains on a GAAP basis, include (i) the ordinary income component of prior year tax basis undistributed earnings and (ii) required adjustments to GAAP net investment income and realized gains in the current period to determine taxable income available for distributions.

Corporate Capital Trust II

Notes to Unaudited Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2019 and December 31, 2018:

	March 31, 2019 (Unaudited)			December 31, 2018
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$101,980	$97,762	54.6%	$97,236	$93,777	53.6%
Senior Secured Loans—Second Lien	36,519	35,731	19.9%	35,686	34,277	19.6%
Other Senior Secured Debt	8,833	8,487	4.7%	10,195	9,485	5.4%
Subordinated Debt	27,779	26,537	14.8%	29,274	26,840	15.3%
Asset Based Finance	6,033	6,299	3.5%	6,852	6,729	3.8%
Equity/Other	4,254	4,414	2.5%	4,122	4,058	2.3%

Total	$185,398	$179,230	100.0%	$183,365	$175,166	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities. As of March 31, 2019 and December 31, 2018, the Company did not hold investments in any portfolio companies of which it is deemed to “control” or be an “affiliated person.”

The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of March 31, 2019, the Company had unfunded debt investments with aggregate unfunded commitments of $2,753 and unfunded equity commitments of $7,920. As of December 31, 2018, the Company had unfunded debt investments with aggregate unfunded commitments of $1,804 and unfunded equity commitments of $9,531. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise. See Note 10 for additional details regarding the Company’s unfunded debt and equity investments.

Corporate Capital Trust II

Notes to Unaudited Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2019 and December 31, 2018:

	March 31, 2019 (Unaudited)		December 31, 2018
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$1,625	0.9%	$1,502	0.9%
Capital Goods	19,322	10.8%	23,439	13.4%
Commercial & Professional Services	13,663	7.6%	14,372	8.2%
Consumer Durables & Apparel	3,911	2.2%	3,895	2.2%
Consumer Services	11,270	6.3%	9,718	5.5%
Diversified Financials	1,789	1.0%	1,748	1.0%
Energy	1,537	0.9%	1,552	0.9%
Food & Staples Retailing	9,249	5.2%	4,605	2.6%
Food, Beverage & Tobacco	1,719	1.0%	1,728	1.0%
Health Care Equipment & Services	15,761	8.8%	12,098	6.9%
Insurance	2,520	1.4%	4,933	2.8%
Materials	17,275	9.6%	17,977	10.3%
Pharmaceuticals, Biotechnology & Life Sciences	1,498	0.8%	1,451	0.8%
Retailing	20,001	11.1%	19,082	10.9%
Semiconductors & Semiconductor Equipment	3,370	1.9%	3,346	1.9%
Software & Services	35,124	19.6%	34,907	19.9%
Technology Hardware & Equipment	7,595	4.2%	6,934	4.0%
Telecommunication Services	468	0.3%	449	0.3%
Transportation	11,533	6.4%	11,430	6.5%

Total	$179,230	100.0%	$175,166	100.0%

Note 7. Financial Instruments

The following is a summary of the fair value and location of the Company’s derivative instruments in the balance sheets held as of March 31, 2019 and December 31, 2018:

		Fair Value
Derivative Instrument	Statement Location	March 31, 2019 (Unaudited)	December 31, 2018
Foreign currency forward contracts	Unrealized appreciation on foreign currency forward contracts	$376	$457

Total		$376	$457

Corporate Capital Trust II

Notes to Unaudited Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Financial Instruments (continued)

Net realized and unrealized gains and losses on derivative instruments recorded by the Company for the three months ended March 31, 2019 and 2018 are in the following locations in the unaudited statements of operations:

		Net Realized Gains (Losses)
		Three Months Ended March 31,
Derivative Instrument	Statement Location	2019	2018
Foreign currency forward contracts	Net realized gain (loss) on foreign currency forward contracts	$—	$(1)

Total		$—	$(1)

		Net Unrealized Gains (Losses)
		Three Months Ended March 31,
Derivative Instrument	Statement Location	2019	2018
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	$(81)	$90

Total		$(81)	$90

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

Corporate Capital Trust II

Notes to Unaudited Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Financial Instruments (continued)

The Company was a party to two foreign currency forward contracts during the period which related to economic hedging of the Company’s foreign currency denominated debt investments. As of March 31, 2019 and December 31, 2018, the Company’s open foreign currency forward contracts were as follows:

Foreign Currency	Settlement Date	Counterparty	Notional Amount and Transaction	US $ Value at Settlement Date	US $ Value at March 31, 2019	Unrealized Appreciation

CAD	October 10, 2019	JP Morgan Chase Bank	C$ 5,690 Sold	$4,642	$4,276	$366
EUR	July 17, 2023	JP Morgan Chase Bank	€ 107 Sold	144	134	10

Total				$4,786	$4,410	$376

Foreign Currency	Settlement Date	Counterparty	Notional Amount and Transaction	US $ Value at Settlement Date	US $ Value at December 31, 2018	Unrealized Appreciation

CAD	October 10, 2019	JP Morgan Chase Bank	C$ 5,690 Sold	$4,642	$4,191	$451
EUR	July 17, 2023	JP Morgan Chase Bank	€ 107 Sold	144	138	6

Total				$4,786	$4,329	$457

As of March 31, 2019 and December 31, 2018, the combined contractual notional balance of the Company’s foreign currency forward contracts totaled $4,410 and $4,329, respectively, all of which related to hedging of the Company’s foreign currency denominated debt investments. The table below displays the Company’s foreign currency denominated debt investments and foreign currency forward contracts, summarized by foreign currency type as of March 31, 2019 and December 31, 2018:

	Debt Investments Denominated in Foreign Currencies As of March 31, 2019				Hedges As of March 31, 2019
Foreign Currency	Par Value in Local Currency		Par Value in U.S. Dollars	Fair Value	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars

Canadian Dollars	C$	6,487	$4,865	$4,895	C$	5,690	$4,276

Euros		€3,380	3,786	3,739		€107	134

British Pound Sterling		£420	546	548		£—	—

Total			$9,197	$9,182			$4,410

Corporate Capital Trust II

Notes to Unaudited Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Financial Instruments (continued)

	Debt Investments Denominated in Foreign Currencies As of December 31, 2018				Hedges As of December 31, 2018
Foreign Currency	Par Value in Local Currency		Par Value in U.S. Dollars	Fair Value	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars

Canadian Dollars	C$	5,149	$3,759	$3,811	C$	5,690	$4,191

Euros		€3,289	3,782	3,718		€107	138

British Pound Sterling		£378	484	485		£—	—

Total			$8,025	$8,014			$4,329

Note 8. Fair Value of Financial Instruments

Under existing accounting guidance, fair value is defined as the price that the Company would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment. This accounting guidance emphasizes valuation techniques that maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on the best information available in the circumstances. The Company classifies the inputs used to measure these fair values into the following hierarchy as defined by current accounting guidance:

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

As of March 31, 2019 and December 31, 2018, the Company’s investments were categorized as follows in the fair value hierarchy:

	March 31, 2019 (Unaudited)
Description	Level 1	Level 2	Level 3	Total

Senior Secured Loans—First Lien	$—	$39,035	$58,727	$97,762

Senior Secured Loans—Second Lien	—	21,545	14,186	35,731

Other Senior Secured Debt	—	8,487	—	8,487

Subordinated Debt	—	25,265	1,272	26,537

Asset Based Finance	—	—	6,299	6,299

Equity/Other	1,445	—	2,969	4,414

Total Investments	$1,445	$94,332	$83,453	$179,230

Corporate Capital Trust II

Notes to Unaudited Financial Statements (continued)

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

In addition, the Company had foreign currency forward contracts, as described in Note 7, which were categorized as Level 2 in the fair value hierarchy as of March 31, 2019 and December 31, 2018.

The Company’s investments consist primarily of debt investments that were acquired directly from the issuer. Debt investments, for which broker quotes are not available, are valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated repayments and other relevant terms of the investments. Except as described below, all of the Company’s equity/other investments are also valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. An investment that is newly issued and purchased near the date of the financial statements is valued at cost if the Company’s board of trustees determines that the cost of such investment is the best indication of its fair value. Such investments described above are typically classified as Level 3 within the fair value hierarchy. Investments that are traded on an active public market are valued at their closing price as of the date of the financial statements and are classified as Level 1 within the fair value hierarchy. Except as described above, the Company typically values its other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which are provided by independent third-party pricing services and screened for validity by such services and are typically classified as Level 2 within the fair value hierarchy.

The Company periodically benchmarks the bid and ask prices it receives from the third-party pricing services and/or dealers and independent valuation firms as applicable, against the actual prices at which the Company purchases and sells its investments. Based on the results of the benchmark analysis and the experience of the Company’s management in purchasing and selling these investments, the Company believes that these prices are reliable indicators of fair value. The audit committee for valuation of the Company’s board of trustees, or the audit committee, and the board of trustees reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with the Company’s valuation policy.

Corporate Capital Trust II

Notes to Unaudited Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

The following tables provide reconciliations for the three months ended March 31, 2019 and 2018 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Three Months Ended March 31, 2019
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Subordinated Debt	Asset Based Finance	Equity/Other	Total
Fair value at beginning of period	$49,626	$12,880	$—	$6,729	$2,818	$72,053
Purchases	9,848	2,491	1,258	277	132	14,006
Paid-in-kind interest	54	18	—	—	—	72
Net realized gain (loss)	(12)	2	—	(171)	—	(181)
Net change in unrealized appreciation (depreciation)	(220)	83	14	389	19	285
Sales and repayments	(586)	(1,295)	—	(925)	—	(2,806)
Net discount accretion	17	7	—	—	—	24
Net transfers in or out of Level 3	—	—	—	—	—	—

Fair value at end of period	$58,727	$14,186	$1,272	$6,299	$2,969	$83,453

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(220)	$93	$14	$269	$19	$175

Corporate Capital Trust II

Notes to Unaudited Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

	For the Three Months Ended March 31, 2018
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Asset Based Finance	Equity/Other	Total
Fair value at beginning of period	$27,060	$4,964	$2,682	$2,814	$37,520
Purchases	9,080	—	1,224	—	10,304
Net realized gain (loss)	3	—	—	—	3
Net change in unrealized appreciation (depreciation)	137	100	71	(7)	301
Sales and repayments	(235)	—	—	—	(235)
Net discount accretion	24	2	—	—	26
Net transfers in or out of Level 3	—	—	—	—	—

Fair value at end of period	$36,069	$5,066	$3,977	$2,807	$47,919

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$140	$100	$71	$(7)	$304

Corporate Capital Trust II

Notes to Unaudited Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of March 31, 2019 and December 31, 2018 were as follows:

Type of Investment	Fair Value at March 31, 2019(1) (Unaudited)	Valuation Technique(2)	Unobservable Input	Range (Weighted Average)(3)	Impact to Valuation from an Increase in Input(4)
Senior Debt	$68,948	Discounted Cash Flow	Discount Rate	7.46% - 15.07% (10.58%)	Decrease
	3,965	Cost	Cost	N/A	N/A
Subordinated Debt	1,272	Discounted Cash Flow	Discount Rate	11.58% - 11.58% (11.58%)	Decrease
Asset Based Finance	121	Net Asset Value	Price to Book Value	1.00x - 1.00x (1.00x)	Increase
	6,178	Cost	Cost	N/A	N/A
Equity/Other	94	Waterfall	EBITDA Multiple	9.24x - 9.24x (9.24x)	Increase
	2,695	Discounted Cash Flow	Discount Rate	14.48% - 14.48% (14.48%)	Decrease
	180	Cost	Cost	N/A	N/A

Total	$83,453

Type of Investment	Fair Value at December 31, 2018(1)	Valuation Technique(2)	Unobservable Input	Range (Weighted Average)(3)	Impact to Valuation from an Increase in Input(4)
Senior Debt	$56,933	Discounted Cash Flow	Discount Rate	7.68% - 15.55% (10.90%)	Decrease
	5,573	Cost	Cost	N/A	N/A
Asset Based Finance	975	Discounted Cash Flow	Discount Rate	10.96% (10.96%)	Decrease
	5,754	Cost	Cost	N/A	N/A
Equity/Other	2,682	Discounted Cash Flow	Discount Rate	15.59% (15.59%)	Decrease
	92	Market Comparables	Illiquidity Discount	10.00% (10.00%)	Decrease
	44	Cost	Cost	N/A	N/A

Total	$72,053

(1)	Certain investments may be valued at cost for a period of time after an acquisition as the best indicator of fair value.

(2)

For the assets and investments that have more than one valuation technique, the Company may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0 - 100%. Indicative dealer quotes obtained for valuation purposes are reviewed by the Company relative to other valuation techniques.

(3)	Weighted average amounts are based on the estimated fair values.

(4)

This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

Corporate Capital Trust II

Notes to Unaudited Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 9. Financing Arrangements

On July 14, 2017, the Company entered into a senior secured revolving credit agreement, or the Credit Agreement. The Credit Agreement provides for a revolving credit facility, or the Revolving Credit Facility, consisting of loans to be made in dollars and other foreign currencies in an initial aggregate principal amount of $70,000. Availability under the Revolving Credit Facility will terminate on July 14, 2019, and the outstanding loans under the Revolving Credit Facility will mature on July 14, 2020. On June 11, 2018, the Company entered into an incremental commitment agreement with ING Capital LLC to increase the total borrowing capacity under the Revolving Credit Facility to $82,000.

Under the Revolving Credit Facility, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities. The Company was in compliance with all covenants required by the Revolving Credit Facility as of March 31, 2019 and December 31, 2018.

As of March 31, 2019 and December 31, 2018, the principal amount outstanding on the Revolving Credit Facility was approximately $75,636 and $73,933, respectively. Of the $75,636 principal outstanding as of March 31, 2019, approximately $748, $3,691 and $547 were denominated in Canadian dollars, Euros and British pound sterling, respectively. Of the $73,933 principal outstanding as of December 31, 2018, approximately $73, $3,770 and $440 were denominated in Canadian dollars, Euros and British pound sterling, respectively.

The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the Revolving Credit Facility for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018
Interest expense	$1,028	$593
Unused commitment fees	3	20
Amortization of deferred financing costs	27	25

Total interest expense	$1,058	$638

Weighted average interest rate(1)	5.2%	4.5%
Average borrowings	$79,885	$54,099

(1)

Weighted average interest rate for the three months ended March 31, 2019 includes the effect of unused commitment fees. Weighted average interest rate for the three months ended March 31, 2018 does not include the effect of unused commitment fees.

The weighted average effective interest rate and weighted average remaining years to maturity of the Company’s outstanding borrowings as of March 31, 2019 were approximately 5.2% and 1.3 years, respectively. As of March 31, 2019, the asset coverage per unit was 2.42. Asset coverage per unit is the ratio of the carrying value of the Company’s total assets available to cover senior securities, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

Corporate Capital Trust II

Notes to Unaudited Financial Statements (continued)

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

As of March 31, 2019, the Company had a contingent obligation to reimburse the Advisor for expense support payments of $165. On April 30, 2018, the Former Advisors agreed to permanently waive the Company’s obligation to reimburse the Former Advisors approximately $5,400 in expense support payments not previously reimbursed under the Former Expense Support Agreement and approximately $5,000 of organization and offering expenses that they had incurred on the Company’s behalf. As such, as of March 31, 2019, the Company had no contingent obligations to reimburse its Former Advisors for expense support and organization and offering expenses. See Note 4 for further detail of the agreements with the Advisor and the Former Advisors.

Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s balance sheets. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments.

As of March 31, 2019, the Company’s unfunded commitments consisted of the following:

Category / Company(1)	Commitment Amount
Senior Secured Loans—First Lien
Apex Group Limited	$87
Apex Group Limited	225
Conservice LLC	228
Eagle Family Foods Inc	158
Frontline Technologies Group LLC	691
ID Verde	319
Lipari Foods LLC	973
SMART Global Holdings Inc	72

Total unfunded loans	$2,753

Unfunded equity commitments	$7,920

(1) May be commitments to one or more entities affiliated with the named company.

As of March 31, 2019, the Company’s unfunded debt commitments have a fair value representing unrealized appreciation (depreciation) of $(58). The Company funds its equity investments as it receives funding

Corporate Capital Trust II

Notes to Unaudited Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

notices from the portfolio companies. As of March 31, 2019, the Company’s unfunded equity commitments have a fair value of zero.

Note 11. Financial Highlights

The following is a schedule of financial highlights of the Company for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Per Share Data:(1)
Net asset value, beginning of period	$8.55	$9.20
Results of operations(2)
Net investment income, before expense support	0.16	0.05
Expense support	—	0.04

Net investment income	0.16	0.09
Net realized gain (loss) and unrealized appreciation (depreciation)	0.15	0.10

Net increase (decrease) in net assets resulting from operations	0.31	0.19

Shareholder distributions(3)
Distributions from net investment income	(0.15)	(0.09)
Distributions from net realized gains	—	(0.02)
Distributions in excess of net investment income(4)	—	(0.04)

Net decrease in net assets resulting from shareholder distributions	(0.15)	(0.15)

Issuance of common stock(5)	0.00	0.00
Repurchases of common stock(6)	(0.01)	0.00

Net increase (decrease) in net assets resulting from capital share transactions	(0.01)	0.00

Net asset value, end of period	$8.70	$9.24

Total return based on net asset value(7)	3.46%	2.02%

Ratio/Supplemental Data:
Net assets, end of period	$107,214	$118,238
Average net assets(8)	$107,281	$118,135
Average borrowings(8)	$79,885	$54,099
Shares outstanding, end of period	12,320,120	12,801,094
Weighted average shares outstanding	12,275,292	12,776,314
Ratios to average net assets:(8)
Total operating expenses before expense support	2.22%	2.41%
Total operating expenses after expense support	2.22%	1.91%
Net investment income	1.85%	1.01%
Portfolio turnover rate	7%	17%

(1)	Per share data may be rounded in order to recompute the ending net asset value per share.

Corporate Capital Trust II

Notes to Unaudited Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 11. Financial Highlights (continued)

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

(5)

The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous public offering and pursuant to the DRP. The issuance of common stock at a price, net of selling commissions and dealer manager fees, that is greater than the net asset value per share results in an increase in net asset value per share. The per share impact of the Company’s DRP is an increase to the net asset value of less than $0.01 per share during the three months ended March 31, 2019 and 2018.

(6)	The per share impact of the Company’s repurchases of common stock reflects a change in net asset value of less than $0.01 per share during the three months ended March 31, 2018.

(7)

The total return based on net asset value for each period presented was calculated by taking the net asset value per share as of the end of the applicable period, adding the cash distributions per share that were declared during the period and dividing the total by the net asset value per share at the beginning of the period. Total return based on net asset value does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The historical calculation of total return based on net asset value in the table should not be considered a representation of the Company’s future total return based on net asset value, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on the Company’s investment portfolio during the applicable period and do not represent an actual return to shareholders.

(8)	The computation of average net assets and average borrowings during the period is based on the daily value of net assets and borrowing balances, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(in thousands, except share and per share amounts)

The information contained in this section should be read in conjunction with our financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q. In this report, “we,” “us,” “our” and the “Company” refer to Corporate Capital Trust II.

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q may include statements as to:

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

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason. Factors that could cause actual results to differ materially include:

•	changes in the economy;

•	risks associated with possible disruption in our operations or the economy generally due to terrorism or natural disasters; and

•	future changes in laws or regulations and conditions in our operating areas.

We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this quarterly report on Form 10-Q. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. Shareholders are advised to consult any additional disclosures that we may make directly to shareholders or through reports that we may file in the future with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements and projections contained in this quarterly report on Form 10-Q are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act.

Overview

We are a non-diversified, closed-end management investment company that has elected to be treated as a BDC under the 1940 Act and has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code. We commenced operations on March 1, 2016 when we satisfied our minimum offering requirement. Formed as a Delaware statutory trust on August 12, 2014, we were externally managed by our Former Advisors through April 8, 2018 under the Former Investment Advisory Agreement and the Former Administrative Services Agreement.

On April 9, 2018, we entered into the Investment Advisory Agreement with the Advisor. The Investment Advisory Agreement replaced the Former Investment Advisory Agreement with KKR and CNL. In addition, we entered into the Administrative Services Agreement, which replaced the Former Administrative Services Agreement between us and CNL.

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

Expenses

Our primary operating expenses include the payment of management and incentive fees and other expenses under the Investment Advisory Agreement and the Administrative Services Agreement, interest expense from financing arrangements and other indebtedness, and other expenses necessary for our operations. The management and incentive fees compensate the Advisor for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments.

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

We bear all other expenses of our operations and transactions, including all other expenses incurred by the Advisor in performing services for us and administrative personnel paid by FS Investments and KKR Credit.

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

Portfolio Investment Activity for the Three Months Ended March 31, 2019 and for the Year Ended December 31, 2018

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the three months ended March 31, 2019 and the year ended December 31, 2018:

Net Investment Activity	For the Three Months Ended March 31, 2019	For the Year Ended December 31, 2018
Purchases	$14,006	$97,488
Sales and Repayments	(12,078)	(78,749)

Net Portfolio Activity	$1,928	$18,739

	For the Three Months Ended March 31, 2019		For the Year Ended December 31, 2018
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$9,848	70.3%	$48,862	50.1%
Senior Secured Loans—Second Lien	2,491	17.8%	14,237	14.6%
Other Senior Secured Debt	—	—	9,280	9.5%
Subordinated Debt	1,258	9.0%	19,309	19.8%
Asset Based Finance	277	2.0%	5,756	5.9%
Equity/Other	132	0.9%	44	0.1%

Total	$14,006	100.0%	$97,488	100.0%

The following table summarizes the composition of our investment portfolio at cost and fair value as of March 31, 2019 and December 31, 2018:

	March 31, 2019 (Unaudited)			December 31, 2018
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$101,980	$97,762	54.6%	$97,236	$93,777	53.6%
Senior Secured Loans—Second Lien	36,519	35,731	19.9%	35,686	34,277	19.6%
Other Senior Secured Debt	8,833	8,487	4.7%	10,195	9,485	5.4%
Subordinated Debt	27,779	26,537	14.8%	29,274	26,840	15.3%
Asset Based Finance	6,033	6,299	3.5%	6,852	6,729	3.8%
Equity/Other	4,254	4,414	2.5%	4,122	4,058	2.3%

Total	$185,398	$179,230	100.0%	$183,365	$175,166	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Number of Portfolio Companies	88	94
% Variable Rate Debt Investments (based on fair value)(1)(2)	76.7%	74.6%
% Fixed Rate Debt Investments (based on fair value)(1)(2)	18.8%	20.8%
% Other Income Producing Investments (based on fair value)(3)	4.3%	4.0%
% Non-Income Producing Investments (based on fair value)(2)	0.2%	0.6%
% of Investments on Non-Accrual (based on fair value)	0.0%	0.0%
Weighted Average Annual Yield on Accruing Debt Investments(2)(4)	9.6%	9.5%

(1)	“Debt Investments” means investments that pay or are expected to pay a stated interest rate, stated dividend rate or other similar stated return.

(2)	Does not include investments on non-accrual status.

(3)

“Other Income Producing Investments” means investments that pay or are expected to pay interest, dividends or other income to the Company on an ongoing basis but do not have a stated interest rate, stated dividend rate or other similar stated return.

(4)

The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period.

For the three months ended March 31, 2019, our total return based on net asset value was 3.46% as compared to 2.02% for the three months ended March 31, 2018. See footnote 7 to the table included in Note 11 to our unaudited financial statements included herein for information regarding the calculation of our total return based on net asset value.

Direct Originations

The following table presents certain selected information regarding our direct originations as of March 31, 2019 and December 31, 2018:

Characteristics of All Direct Originations held in Portfolio	March 31, 2019	December 31, 2018
Number of Portfolio Companies	32	31
% of Investments on Non-Accrual	—	—
Total Cost of Direct Originations	$84,285	$73,193
Total Fair Value of Direct Originations	$83,430	$72,053
% of Total Investments, at Fair Value	46.5%	41.1%
Weighted Average Annual Yield on Accruing Debt Investments(1)	9.3%	10.4%

(1)

The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period.

Portfolio Composition by Industry Classification

See Note 6 to our unaudited financial statements included herein for additional information regarding the composition of our investment portfolio by industry classification.

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

The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$92,045	52%	$80,548	46%
2	84,336	47%	90,011	51%
3	400	0%	1,404	1%
4	2,449	1%	3,203	2%

Total	$179,230	100%	$175,166	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and March 31, 2018

Revenues

Our investment income for the three months ended March 31, 2019 and 2018 was as follows:

	Three Months Ended March 31,
	2019		2018
	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$4,125	94.6%	$3,399	98.5%
Fee income	220	5.0%	42	1.2%
Dividend and other income	19	0.4%	11	0.3%

Total investment income	$4,364	100.0%	$3,452	100.0%

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

The increase in income during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 can primarily be attributed to the increase in average investments held in our portfolio, along with higher yielding assets, resulting in increased interest income as well as the increase of structuring and upfront fees during the three months ended March 31, 2019.

Expenses

Our operating expenses for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018
Management fees	$684	$890
Capital gains incentive fees	—	217
Administrative services expenses	92	157
Stock transfer agent fees	45	46
Accounting and administrative fees	119	123
Interest expense	1,058	638
Trustees’ fees	77	50
Distribution and shareholder servicing fees	—	282
Professional services	162	224
Offering costs	—	20
Other general and administrative expenses	142	199

Total operating expenses	2,379	2,846
Expense support	—	(585)

Total net expenses	$2,379	$2,261

The following table reflects selected expense ratios as a percent of average net assets for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Ratio of operating expenses to average net assets	2.22%	2.41%
Ratio of expense support to average net assets(1)	—	(0.50)%

Ratio of net operating expenses to average net assets	2.22%	1.91%
Ratio of incentive fees and interest expense to average net assets(1)	0.99%	0.72%

Ratio of net operating expenses, excluding certain expenses, to average net assets	1.23%	1.19%

(1)	Ratio data may be rounded in order to recompute the ending ratio of net operating expenses to average net assets or net operating expenses, excluding certain expenses, to average net assets.

Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as LIBOR, among other factors.

Net Investment Income

Our net investment income totaled $1,985 ($0.16 per share) and $1,191 ($0.09 per share) for the three months ended March 31, 2019 and 2018, respectively. The increase in net investment income can be attributed primarily to higher interest income and fee income, as discussed above, during the three months ended March 31, 2019.

Net Realized Gains or Losses

Our net realized gains (losses) for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018
Net realized gain (loss) on investments(1)	$(143)	$179
Net realized gain (loss) on foreign currency forward contracts	—	(1)
Net realized gain (loss) on foreign currency transactions	46	(19)

Total net realized gain (loss)	$(97)	$159

(1)

We sold investments and received principal repayments, respectively, of $10,178 and $1,900 during the three months ended March 31, 2019 and $25,671 and $2,977 during the three months ended March 31, 2018.

Net Change in Unrealized Appreciation (Depreciation)

Our net change in unrealized appreciation (depreciation) for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018
Net change in unrealized appreciation (depreciation) on investments	$2,031	$820
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(81)	90
Net change in unrealized appreciation (depreciation) on foreign currency translation	50	14

Total net change in unrealized appreciation (depreciation)	$2,000	$924

During the three months ended March 31, 2019, the net change in unrealized appreciation (depreciation) was primarily driven by the increase in valuation of certain of our investments.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2019 and 2018, the net increase (decrease) in net assets resulting from operations was $3,888 ($0.32 per share) and $2,274 ($0.18 per share), respectively.

Financial Condition, Liquidity and Capital Resources

Overview

As of March 31, 2019, we had approximately $2,445 in cash and foreign currency and $6,364 in borrowings available under our revolving credit facility, subject to borrowing base and other limitations. Proceeds from sales of investments and principal payments totaled $10,178 and $1,900, respectively, during the three months ended March 31, 2019. As of March 31, 2019, we had unfunded debt investments with aggregate unfunded commitments of $2,753 and unfunded equity commitments of $7,920. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

Our capital resources and liquidity are primarily derived from (i) cash flows from operations, including sales and repayments, (ii) our distribution reinvestment plan and (iii) borrowings under our credit facility. Our primary uses of funds include (i) investments in portfolio companies, (ii) distributions to our shareholders, (iii) repurchases under our share repurchase program, (iv) interest payments on borrowings under our credit facility and (v) operating expenses. We expect to use proceeds from the sales and repayments of our investment portfolio and proceeds from borrowings under our credit facility to finance our investment activities at our discretion.

Financing Arrangements

On July 14, 2017, we entered into a senior secured revolving credit agreement, or the Credit Agreement. The Credit Agreement provides for a revolving credit facility, or the Revolving Credit Facility, consisting of loans to be made in dollars and other foreign currencies in an initial aggregate principal amount of up to $70,000. Availability under the Revolving Credit Facility will terminate on July 14, 2019, or the Revolver Termination Date, and the outstanding loans under the Revolving Credit Facility will mature on July 14, 2020. On June 11, 2018, we entered into an incremental commitment agreement with ING Capital LLC to increase the total borrowing capacity under the Revolving Credit Facility to $82,000.

The Revolving Credit Facility also requires mandatory prepayment of interest and principal upon certain events during the term-out period commencing on the Revolver Termination Date. The stated borrowing rate under the Revolving Credit Facility is based on LIBOR or with respect to borrowings in foreign currencies on a base rate applicable to such currency borrowings plus an applicable spread of 2.75%, or on an “alternate base rate” (as defined in the Credit Agreement). The Revolving Credit Facility includes an “accordion” feature that allows us, under certain circumstances, to increase the size of the facility to a maximum of $200,000. Under the Revolving Credit Facility, we have made certain representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities. During the three months ended March 31, 2019, we borrowed approximately $9,117 and repaid approximately $7,093 on our Revolving Credit Facility. We have and will continue to use proceeds from borrowings to make investments in portfolio companies.

See Note 9 to our unaudited financial statements included herein for additional information regarding our financing arrangements.

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

During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a shareholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our shareholders. No portion of the distributions paid during the three months ended March 31, 2019 or 2018 represented a return of capital.

We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those shareholders who receive their distributions in the form of shares of our common stock under the DRP. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. shareholder.

The following table reflects the cash distributions per share and the total amount of distributions that we have declared on our common stock during the three months ended March 31, 2019 and 2018:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2018
March 31, 2018	$0.14625	$1,868
Fiscal 2019
March 31, 2019	$0.14625	$1,796

See Note 5 to our unaudited financial statements included herein for additional information regarding our distributions for the three months ended March 31, 2019 and 2018.

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

Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or ASC Topic 820, issued by the FASB, clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

With respect to investments for which market quotations are not readily available, we undertake a multi-step valuation process each quarter, as described below:

•

our quarterly fair valuation process begins with the Advisor reviewing and documenting valuations of each portfolio company or investment, which valuations are obtained from an independent third-party valuation service, and provide a valuation range;

•	the Advisor then provides the audit committee with its valuation recommendation for each portfolio company or investment, along with supporting materials;

•	preliminary valuations are then discussed with the audit committee;

•

our audit committee reviews the preliminary valuations and the Advisor, together with our independent third-party valuation services, if applicable, supplement the preliminary valuations to reflect any comments provided by the audit committee;

•	following its review, the audit committee will recommend that our board of trustees approve our fair valuations; and

•

our board of trustees discusses the valuations and determines the fair value of each such investment in our portfolio in good faith based on various statistical and other factors, including the input and recommendation of the Advisor, the audit committee and any independent third-party valuation services, if applicable.

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

See Note 8 to our unaudited financial statements included herein for additional information regarding the fair value of our financial instruments.

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

Loan origination fees, original issue discount and market discount are capitalized and we amortize such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. For the three months ended March 31, 2019, we recognized $194 in structuring fee revenue. We record prepayment premiums on loans and securities as fee income when we receive such amounts.

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

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our statements of operations. During the three months ended March 31, 2019 and 2018, we did not incur any interest or penalties.

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

See Note 2 to our unaudited financial statements included herein for additional information regarding our significant accounting policies.

Contractual Obligations

We have entered into agreements with the Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the Investment Advisory Agreement are equal to (a) an annual base management fee based on the average value of our gross assets (excluding cash and cash equivalents) and (b) an incentive fee based on our performance. The Advisor is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited financial statements included herein for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the three months ended March 31, 2019 and 2018.

As of March 31, 2019, the principal amount outstanding on the Revolving Credit Facility was approximately $75,636. Of the $75,636 principal outstanding as of March 31, 2019, approximately $748, $3,691 and $547 were denominated in Canadian dollars, Euros and British pound sterling, respectively. The amount outstanding under the Revolving Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable on July 14, 2020, the maturity date. As of March 31, 2019, $6,364 remained unused under the Revolving Credit Facility.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2019.

Recently Issued Accounting Standards

In August 2018, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820)—Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13. ASU 2018-13 introduces new fair value disclosure requirements and eliminates and modifies certain existing fair value disclosure requirements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We are currently evaluating the impact of ASU 2018-13 on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are subject to financial market risks, including changes in interest rates. As of March 31, 2019, 76.7% of our portfolio investments (based on fair value) were debt investments paying variable interest rates and 18.8% were debt investments paying fixed interest rates while 4.3% were other income producing investments, and the remaining 0.2% consisted of non-income producing investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to the Advisor with respect to our increased pre-incentive fee net investment income.

The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of March 31, 2019 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 100 basis points	$(1,410)	$(754)	$(656)	(4.9)%
No change	—	—	—	—
Up 100 basis points	$1,437	$754	$683	5.1%
Up 300 basis points	$4,335	$2,261	$2,074	15.4%
Up 500 basis points	$7,233	$3,768	$3,465	25.8%

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the three months ended March 31, 2019 and 2018 we did not engage in interest rate hedging activities.

Foreign Currency Risk

From time to time, we may make investments that are denominated in a foreign currency that are subject to the effects of exchange rate movements between the foreign currency of each such investment and the U.S. dollar, which may affect future fair values and cash flows, as well as amounts translated into U.S. dollars for inclusion in our financial statements.

The table below presents the effect that a 10% immediate, unfavorable change in the foreign currency exchange rates (i.e. strengthening of the U.S. dollar) would have on the fair value of our investments denominated in foreign currencies as of March 31, 2019, by foreign currency, all other valuation assumptions remaining constant. In addition, the table below presents the cost of our investments denominated in foreign currencies and the notional amount of foreign currency forward contracts in local currency in place as of March 31, 2019 to hedge against foreign currency risks.

	Investments Denominated in Foreign Currencies As of March 31, 2019					Hedges As of March 31, 2019
Foreign Currency	Cost in Local Currency		Cost in U.S. Dollars	Fair Value	Reduction in Fair Value as of March 31, 2019 if 10% Adverse Change in Exchange Rate(1)	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Canadian Dollars	C$	6,856	$5,142	$4,895	$490	C$	5,690	$4,276
Euros		€3,704	4,149	3,860	386		€107	134
British Pound Sterling		£438	570	548	55		£—	—

Total			$9,861	$9,303	$931			$4,410

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

As of March 31, 2019, the net contractual amount of our foreign currency forward contracts totaled $4,410, all of which related to hedging of our foreign currency denominated debt investments. As of March 31, 2019, approximately $748, $3,691 and $547 of our outstanding borrowings under our Revolving Credit Facility were denominated in Canadian dollars, Euros and British pound sterling, respectively.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 4.  Controls and Procedures.

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

Item 1A.   Risk Factors.

There have been no material changes from the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information concerning our repurchases of shares of our common stock during the three months ended March 31, 2019, pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2019 through January 31, 2019	315,173	$9.14	315,173	(1)
February 1, 2019 through February 28, 2019	—	—	—	—
March 1, 2019 through March 31, 2019	—	—	—	—

	315,173	$9.14	315,173	(1)

(1)

The maximum number of shares available for repurchase on January 7, 2019 was 315,181. A description of the calculation of the maximum number of shares of our common stock that may be repurchased under our share repurchase program is set forth in Note 3 to our unaudited financial statements included herein.

See Note 3 to our unaudited financial statements included herein for a more detailed discussion of the terms of our share repurchase program.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

The following exhibits are filed or incorporated as part of this report:

31.1	Certification of Chief Executive Officer of Corporate Capital Trust II, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of Corporate Capital Trust II, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Corporate Capital Trust II, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2019.

CORPORATE CAPITAL TRUST II

/s/ MICHAEL C. FORMAN

Michael C. Forman Chief Executive Officer (Principal Executive Officer)

/s/ WILLIAM GOEBEL

William Goebel Chief Financial Officer (Principal Accounting and Financial Officer)