Form 10-Q
period 2019-06-30
Corporate Capital Trust II
filed 2019-08-14
CIK 1617896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 12,302,892 shares of the registrant’s common stock outstanding as of August 9, 2019.

PART I—FINANCIAL INFORMATION

Item 1.     Financial Statements.

Corporate Capital Trust II

Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2019 (Unaudited)	December 31, 2018
Assets
Investments, at fair value (amortized cost—$188,455 and $183,365, respectively)	$182,777	$175,166
Cash	728	3,618
Restricted cash	1,301	—
Foreign currency, at fair value (cost—$772 and $866, respectively)	777	861
Due from Advisor	—	165
Receivable for investments sold and repaid	3	1,804
Income receivable	1,729	1,734
Unrealized appreciation on foreign currency forward contracts	300	457
Deferred financing costs	99	153
Prepaid expenses and other assets	68	30

Total assets	$187,782	$183,988

Liabilities
Credit facility payable	$75,574	$73,933
Payable for investments purchased	2,071	793
Shareholder distributions payable	1,794	281
Management fees payable	688	695
Subordinated income incentive fees payable	365	—
Administrative services expense payable	173	223
Interest payable	81	182
Trustees’ fees payable	1	—
Accrued professional services	130	262
Other accrued expenses and liabilities	329	449

Total liabilities	81,206	76,818

Net assets	$106,576	$107,170

Commitments and contingencies (Note 10)
Components of Net Assets
Preferred stock, $0.001 par value per share, 100,000,000 shares authorized, none issued and outstanding	$—	$—
Common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 12,209,073 and 12,539,720 shares issued and outstanding, respectively	12	13
Capital in excess of par value	111,135	114,130
Retained earnings (accumulated deficit)	(4,571)	(6,973)

Net assets	$106,576	$107,170

Net asset value per share of common stock at period end	$8.73	$8.55

See notes to unaudited financial statements.

Corporate Capital Trust II

Unaudited Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Investment income
Interest income	$4,191	$3,805	$8,316	$7,204
Fee income	71	254	291	296
Dividend income	321	16	340	27

Total investment income	4,583	4,075	8,947	7,527

Operating expenses
Management fees	688	686	1,372	1,571
Capital gains incentive fees	—	(481)	—	(264)
Subordinated income incentive fees	365	—	365	—
Administrative services expenses	70	207	162	364
Stock transfer agent fees	114	15	159	61
Accounting and administrative fees	115	120	234	243
Interest expense	1,010	735	2,068	1,373
Trustees’ fees	77	78	154	128
Distribution and shareholder servicing fees	—	94	—	376
Offering costs	—	—	—	20
Other general and administrative expenses	159	375	463	798

Total operating expenses	2,598	1,829	4,977	4,670
Expense support	—	—	—	(581)

Net operating expenses	2,598	1,829	4,977	4,089

Net investment income	1,985	2,246	3,970	3,438

Realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	(259)	52	(402)	231
Foreign currency forward contracts	—	—	—	(1)
Foreign currency transactions	1	(2)	47	(21)

Net realized gain (loss)	(258)	50	(355)	209

Net change in unrealized appreciation (depreciation) on:
Investments	490	(2,702)	2,521	(1,882)
Foreign currency forward contracts	(76)	93	(157)	183
Foreign currency translation	(44)	156	6	170

Net change in unrealized appreciation (depreciation)	370	(2,453)	2,370	(1,529)

Total net realized and unrealized gain (loss)	112	(2,403)	2,015	(1,320)

Net increase (decrease) in net assets resulting from operations	$2,097	$(157)	$5,985	$2,118

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.17	$(0.01)	$0.49	$0.17

Weighted average shares outstanding	12,218,836	12,836,067	12,246,908	12,806,356

See notes to unaudited financial statements.

Corporate Capital Trust II

Unaudited Statements of Changes in Net Assets

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operations
Net investment income	$1,985	$2,246	$3,970	$3,438
Net realized gain (loss) on investments, foreign currency forward contracts and foreign currency transactions	(258)	50	(355)	209
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	370	(2,453)	2,370	(1,529)

Net increase in net assets resulting from operations	2,097	(157)	5,985	2,118

Shareholder distributions
Distributions to shareholders(1)	(1,787)	(1,876)	(3,583)	(3,744)

Net decrease in net assets resulting from shareholder distributions	(1,787)	(1,876)	(3,583)	(3,744)

Capital share transactions
Issuance of common stock	—	—	—	1,270
Reinvestment of shareholder distributions	—	928	833	1,858
Repurchases of common stock	(948)	—	(3,829)	(840)

Net increase (decrease) in net assets resulting from capital share transactions	(948)	928	(2,996)	2,288

Total increase (decrease) in net assets	(638)	(1,105)	(594)	662
Net assets at beginning of period	107,214	118,238	107,170	116,471

Net assets at end of period	$106,576	$117,133	$106,576	$117,133

(1)	The Company estimates that none of the distributions declared during the six months ended June 30, 2019 and 2018 would be classified as a tax basis return of capital.

See notes to unaudited financial statements.

Corporate Capital Trust II

Unaudited Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$5,985	$2,118
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(25,925)	(71,484)
Paid-in-kind interest	(96)	(9)
Proceeds from sales and repayments of investments	20,873	47,332
Net realized (gain) loss on investments	402	(231)
Net change in unrealized (appreciation) depreciation on investments	(2,521)	1,882
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	157	(183)
Net change in unrealized (appreciation) depreciation on foreign currency translation	264	10
(Gain) loss on borrowings in foreign currency	(270)	(180)
Amortization of premium/discount, net	(344)	(660)
Amortization of deferred financing costs	54	52
(Increase) decrease in due from Advisor	165	492
(Increase) decrease in receivable for investments sold and repaid	1,801	673
(Increase) decrease in interest receivable	5	(524)
(Increase) decrease in prepaid expenses and other assets	(38)	264
Increase (decrease) in payable for investments purchased	1,278	881
Increase (decrease) in management fees payable	(7)	130
Increase (decrease) in accrued capital gains fees	—	(264)
Increase (decrease) in subordinated income incentive fees payable	365	—
Increase (decrease) in administrative services expense payable	(50)	85
Increase (decrease) in interest payable	(101)	(77)
Increase (decrease) in trustees’ fees payable	1	27
Increase (decrease) in accrued distribution and shareholder servicing fees	—	(95)
Increase (decrease) in accrued professional services	(132)	(10)
Increase (decrease) in other accrued expenses and liabilities	(120)	107

Net cash provided by (used in) operating activities	1,746	(19,664)

Cash flows from financing activities
Issuance of common stock	—	1,270
Repurchases of common stock	(3,829)	(840)
Shareholder distributions	(1,237)	(1,886)
Borrowings under credit facility	14,302	41,682
Repayments of credit facility	(12,391)	(19,598)

Net cash provided by (used in) financing activities	(3,155)	20,628

Effect of exchange rate changes on cash	(264)	(10)

Net increase (decrease) in cash	(1,673)	954
Cash and foreign currency at beginning of period	4,479	7,489

Cash, restricted cash and foreign currency at end of period	$2,806	$8,443

Supplemental disclosure
Cash paid for interest	$2,115	$1,399

Distributions reinvested	$833	$1,858

Excise taxes paid	$66	$17

See notes to unaudited financial statements.

Corporate Capital Trust II

Unaudited Schedule of Investments

As of June 30, 2019

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—98.1%
Accuride Corp		Capital Goods	L+525	1.0%	11/17/23	$411	$407	$364
Acosta Holdco Inc		Commercial & Professional Services	L+325	1.0%	9/26/21	5,149	4,678	1,908
Advantage Sales & Marketing Inc		Commercial & Professional Services	L+325	1.0%	7/23/21	2,799	2,713	2,568
American Tire Distributors Inc		Automobiles & Components	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	9/1/23	244	244	242
American Tire Distributors Inc		Automobiles & Components	L+750	1.0%	9/2/24	1,540	1,368	1,448
Ammeraal Beltech Holding BV	(g)	Capital Goods	E+375		7/30/25	€1,000	1,176	1,140
Apex Group Limited	(f)(g)(j)	Diversified Financials	L+650		6/15/23	$89	87	89
Apex Group Limited	(f)(g)	Diversified Financials	L+700	1.0%	6/15/25	£891	1,131	1,131
Apex Group Limited	(f)(g)	Diversified Financials	L+700	1.0%	6/15/25	$1,347	1,338	1,347
Apex Group Limited	(f)(g)	Diversified Financials	L+700	1.3%	6/15/25	597	587	597
Belk Inc		Retailing	L+475	1.0%	12/12/22	4,852	4,474	3,936
Berner Food & Beverage LLC	(f)	Food & Staples Retailing	L+875	1.0%	2/2/23	4,347	4,317	4,224
Brand Energy & Infrastructure Services Inc	(e)	Capital Goods	L+425	1.0%	6/21/24	239	235	232
Bugaboo International BV	(f)(g)	Consumer Durables & Apparel	E+700, 7.8% PIK (7.8% Max PIK)		3/20/25	€1,476	1,736	1,653
Caprock Midstream LLC		Energy	L+475		11/3/25	$615	612	586
CEPSA Holdco (Matador Bidco)	(e)(g)	Energy	L+475		6/19/26	270	267	271
CHS/Community Health Systems, Inc.	(g)	Health Care Equipment & Services	8.0%		3/15/26	93	90	90
Conservice LLC	(f)	Consumer Services	L+525		11/30/24	1,254	1,242	1,262
Conservice LLC	(f)(j)	Consumer Services	L+525		11/30/24	203	202	204
Constellis Holdings LLC / Constellis Finance Corp	(f)	Capital Goods	L+625	1.0%	4/15/22	1,816	1,793	1,681
CTI Foods Holding Co LLC	(f)	Food, Beverage & Tobacco	L+700	1.0%	5/3/24	28	28	28
Diamond Resorts International Inc		Consumer Services	L+375	1.0%	9/2/23	1,005	959	953
Distribution International Inc		Retailing	L+575	1.0%	12/15/21	7,463	6,795	7,164
Eacom Timber Corp	(f)(g)	Materials	L+650	1.0%	11/30/23	2,709	2,688	2,672
Eagle Family Foods Inc	(f)	Food, Beverage & Tobacco	L+650	1.0%	6/14/23	39	39	37
Eagle Family Foods Inc	(f)(j)	Food, Beverage & Tobacco	L+650	1.0%	6/14/23	120	119	116

See notes to unaudited financial statements.

Corporate Capital Trust II

Unaudited Schedule of Investments (continued)

As of June 30, 2019

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Eagle Family Foods Inc	(f)	Food, Beverage & Tobacco	L+650	1.0%	6/14/24	$1,050	$1,040	$1,011
Foresight Energy LLC	(g)	Materials	L+575	1.0%	3/28/22	1,517	1,458	1,250
Frontline Technologies Group LLC	(f)	Software & Services	L+650	1.0%	9/18/23	4,654	4,601	4,627
Frontline Technologies Group LLC	(f)(j)	Software & Services	L+650	1.0%	9/18/23	691	684	687
ID Verde	(f)(g)(j)	Commercial & Professional Services	E+210		3/29/24	€284	322	325
ID Verde	(f)(g)	Commercial & Professional Services	E+700		3/29/24	£78	102	99
ID Verde	(f)(g)	Commercial & Professional Services	E+700		3/29/24	€182	224	208
ID Verde	(f)(g)	Commercial & Professional Services	E+700		3/29/25	€936	1,122	1,070
ID Verde	(f)(g)	Commercial & Professional Services	L+725		3/29/25	£342	468	437
Integro Ltd/United States	(f)	Insurance	L+575		10/30/22	$1,185	1,180	1,185
Jo-Ann Stores Inc		Retailing	L+500	1.0%	10/20/23	3,312	3,289	3,008
Jostens Inc		Consumer Services	L+550		12/19/25	585	569	579
Lenovo Group Ltd	(f)(g)	Technology Hardware & Equipment	9.6%		6/30/22	622	622	622
Lenovo Group Ltd	(f)(g)	Technology Hardware & Equipment	9.6%		6/30/22	€296	337	337
Lipari Foods LLC	(f)	Food & Staples Retailing	L+588	1.0%	1/4/25	$4,701	4,665	4,692
Lipari Foods LLC	(f)(j)	Food & Staples Retailing	L+588	1.0%	1/4/25	973	973	971
MedAssets Inc		Health Care Equipment & Services	L+450	1.0%	10/20/22	70	71	67
Monitronics International Inc	(e)	Commercial & Professional Services	L+550	1.0%	9/30/22	2,900	2,839	2,771
Multi-Color Corp	(e)(g)	Commercial & Professional Services	6.8%		7/15/26	576	576	583
NCI Inc	(f)	Software & Services	L+750	1.0%	8/15/24	4,254	4,212	4,137
One Call Care Management Inc	(e)	Insurance	L+400	1.0%	11/27/20	24	21	21
One Call Care Management Inc	(e)	Insurance	L+525	1.0%	11/27/22	558	472	456
Onvoy LLC		Telecommunication Services	L+450	1.0%	2/10/24	155	140	129
Peak 10 Holding Corp		Telecommunication Services	L+350		8/1/24	68	64	63
Qdoba Restaurant Corp		Consumer Services	L+700	1.0%	3/21/25	1,975	1,940	1,994
Quorum Health Corp		Health Care Equipment & Services	L+675	1.0%	4/29/22	4,414	4,404	4,377
Reliant Rehab Hospital Cincinnati LLC	(f)	Health Care Equipment & Services	L+675	1.0%	8/30/24	2,309	2,290	2,276
Revere Superior Holdings, Inc	(f)	Software & Services	L+675	1.0%	11/21/22	5,912	5,867	5,935
Revere Superior Holdings, Inc	(f)(j)	Software & Services	L+675	1.0%	11/21/22	352	347	352

See notes to unaudited financial statements.

Corporate Capital Trust II

Unaudited Schedule of Investments (continued)

As of June 30, 2019

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Savers Inc	(f)	Retailing	L+650, 0.8% PIK (0.8% Max PIK)	1.5%	3/28/24	C$	1,465	$1,078	$1,107
Savers Inc	(f)	Retailing	L+650, 0.8% PIK (0.8% Max PIK)	1.5%	3/28/24		$1,055	1,042	1,044
Sequa Corp		Materials	L+500	1.0%	11/28/21		1,522	1,530	1,492
SIRVA Worldwide Inc		Commercial & Professional Services	L+550		8/4/25		458	452	446
Smart & Final Stores LLC	(g)	Food & Staples Retailing	L+675		6/20/25		2,555	2,300	2,373
Smart Foodservice	(g)	Food & Staples Retailing	L+475		6/20/26		363	359	364
SMART Global Holdings Inc	(f)(g)(j)	Semiconductors & Semiconductor Equipment	L+400		2/9/21		96	96	90
SMART Global Holdings Inc	(f)(g)	Semiconductors & Semiconductor Equipment	L+625	1.0%	8/9/22		3,319	3,282	3,336
Staples Canada	(f)(g)	Retailing	L+700	1.0%	9/12/24	C$	4,623	3,744	3,600
Sutherland Global Services Inc	(g)	Software & Services	L+538	1.0%	4/23/21		$2,200	2,162	2,183
Tangoe LLC	(f)	Software & Services	L+650	1.0%	11/28/25		1,997	1,978	1,983
Team Health Inc		Health Care Equipment & Services	L+275	1.0%	2/6/24		962	936	855
Torrid Inc	(f)	Retailing	L+675	1.0%	12/14/24		786	777	777
Virgin Pulse Inc	(f)	Software & Services	L+650	1.0%	5/22/25		3,066	3,044	3,051
Wheels Up Partners LLC	(f)	Transportation	L+855	1.0%	1/26/21		656	654	653
Wheels Up Partners LLC	(f)	Transportation	L+855	1.0%	8/26/21		345	343	343
Wheels Up Partners LLC	(f)	Transportation	L+710	1.0%	6/30/24		1,151	1,145	1,147
Wheels Up Partners LLC	(f)	Transportation	L+710	1.0%	11/1/24		474	470	473
Wheels Up Partners LLC	(f)	Transportation	L+710	1.0%	12/21/24		1,768	1,759	1,762
WireCo WorldGroup Inc		Capital Goods	L+500	1.0%	9/29/23		96	95	96

Total Senior Secured Loans—First Lien								111,470	107,387

Unfunded Loan Commitments								(2,830)	(2,830)

Net Senior Secured Loans—First Lien								108,640	104,557

See notes to unaudited financial statements.

Corporate Capital Trust II

Unaudited Schedule of Investments (continued)

As of June 30, 2019

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—Second Lien—32.3%
Access CIG LLC		Software & Services	L+775		2/27/26	$211	$209	$210
Advantage Sales & Marketing Inc		Commercial & Professional Services	L+650	1.0%	7/25/22	542	493	431
Albany Molecular Research Inc		Pharmaceuticals, Biotechnology & Life Sciences	L+700	1.0%	8/30/24	913	909	915
Ammeraal Beltech Holding BV	(f)(g)	Capital Goods	L+800		7/27/26	2,018	1,980	1,969
Applied Systems Inc		Software & Services	L+700	1.0%	9/19/25	2,624	2,624	2,659
athenahealth Inc	(f)	Health Care Equipment & Services	L+850		2/11/27	2,516	2,492	2,536
CommerceHub Inc	(f)	Software & Services	L+775		5/21/26	3,222	3,135	3,162
EaglePicher Technologies LLC		Capital Goods	L+725		3/8/26	450	447	435
Excelitas Technologies Corp		Technology Hardware & Equipment	L+750	1.0%	12/1/25	811	804	814
Integro Ltd/United States	(f)	Insurance	L+925		10/30/23	222	220	222
Invictus		Materials	L+675		3/30/26	451	452	446
LBM Borrower LLC		Capital Goods	L+925	1.0%	8/20/23	900	896	882
Misys Ltd	(g)	Software & Services	L+725	1.0%	6/13/25	1,918	1,911	1,908
New Arclin US Holding Corp	(g)	Materials	L+875	1.0%	2/14/25	289	286	289
One Call Care Management Inc	(f)	Insurance	L+375, 6.0% PIK (6.0% Max PIK)	1.0%	4/11/24	1,236	1,226	1,070
Paradigm Acquisition Corp		Health Care Equipment & Services	L+750		10/26/26	267	267	266
Polyconcept North America Inc	(f)	Consumer Durables & Apparel	L+1,000	1.0%	2/16/24	624	613	630
Press Ganey Holdings Inc		Health Care Equipment & Services	L+650	1.0%	10/21/24	1,066	1,079	1,071
Pure Fishing Inc	(f)	Consumer Durables & Apparel	L+838	1.0%	12/31/26	1,806	1,788	1,704
Rise Baking Company	(f)	Food, Beverage & Tobacco	L+800	1.0%	8/9/26	694	687	683
Sequa Corp		Materials	L+900	1.0%	4/28/22	4,024	4,057	3,863
SIRVA Worldwide Inc		Commercial & Professional Services	L+950		8/3/26	417	388	363
SMG/PA		Consumer Services	L+700		1/23/26	230	231	233
Sparta Systems Inc	(f)	Software & Services	L+825	1.0%	7/27/25	2,438	2,407	2,124
Transplace		Transportation	L+875	1.0%	10/6/25	3,289	3,218	3,223
Vantage Specialty Chemicals Inc		Materials	L+825	1.0%	10/27/25	755	745	721
WireCo WorldGroup Inc		Capital Goods	L+900	1.0%	9/30/24	1,632	1,628	1,632

Total Senior Secured Loans—Second Lien							35,192	34,461

See notes to unaudited financial statements.

Corporate Capital Trust II

Unaudited Schedule of Investments (continued)

As of June 30, 2019

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Other Senior Secured Debt—6.8%
Cleaver-Brooks Inc		Capital Goods	7.9%		3/1/23	$349	$349	$335
Cornerstone Chemical Co		Materials	6.8%		8/15/24	2,682	2,686	2,528
Enterprise Development Authority		Consumer Services	12.0%		7/15/24	26	27	28
Frontier Communications Corp	(g)	Telecommunication Services	8.5%		4/1/26	559	553	544
Genesys Telecommunications Laboratories Inc		Technology Hardware & Equipment	10.0%		11/30/24	672	737	732
MultiPlan Inc		Health Care Equipment & Services	7.1%		6/1/24	127	128	120
PAREXEL International Corp		Pharmaceuticals, Biotechnology & Life Sciences	6.4%		9/1/25	610	592	567
Vivint Inc		Commercial & Professional Services	7.9%		12/1/22	1,752	1,733	1,688
Vivint Inc		Commercial & Professional Services	7.6%		9/1/23	821	751	665

Total Other Senior Secured Debt							7,556	7,207

Subordinated Debt—22.2%
athenahealth Inc	(f)	Health Care Equipment & Services	L+1,125 PIK (L+1,125 Max PIK)			1,258	1,258	1,274
ClubCorp Club Operations Inc		Consumer Services	8.5%		9/15/25	5,260	5,174	4,905
GFL Environmental Inc	(g)	Commercial & Professional Services	8.5%		5/1/27	653	671	704
Hub International Ltd		Insurance	7.0%		5/1/26	359	356	365
Kenan Advantage Group Inc		Transportation	7.9%		7/31/23	3,262	3,362	2,952
LifePoint Hospitals Inc		Health Care Equipment & Services	9.8%		12/1/26	926	926	972
Quorum Health Corp		Health Care Equipment & Services	11.6%		4/15/23	250	251	219
Reynolds Group Holdings Inc		Materials	8.0%		12/15/25	849	924	931
SRS Distribution Inc		Capital Goods	8.3%		7/1/26	3,010	2,998	2,935
Team Health Inc		Health Care Equipment & Services	6.4%		2/1/25	1,943	1,725	1,496
Vertiv Group Corp		Technology Hardware & Equipment	9.3%		10/15/24	6,081	6,263	5,853
Vivint Inc		Commercial & Professional Services	8.8%		12/1/20	1,134	1,061	1,080

Total Subordinated Debt							24,969	23,686

See notes to unaudited financial statements.

Corporate Capital Trust II

Unaudited Schedule of Investments (continued)

As of June 30, 2019

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Asset Based Finance—8.0%
Abacus JV, Private Equity	(f)(g)	Insurance				332,880	$333	$333
Accelerator Investments Aggregator LP, Private Equity	(f)(g)(i)	Diversified Financials				153,628	177	175
Altavair NewCo, Private Equity	(f)(g)(i)	Capital Goods				132,279	132	139
Australis Maritime, Private Equity	(f)(g)(i)	Transportation				210,162	210	210
Home Partners JV, Structured Mezzanine	(f)(g)	Real Estate	11.0% PIK (11.0% Max PIK)		3/25/29	$524	524	524
Home Partners JV, Structured Mezzanine	(f)(g)(j)	Real Estate	11.0% PIK (11.0% Max PIK)		3/25/29	$524	524	524
Home Partners JV, Common Stock	(f)(g)(i)	Real Estate				262,043	262	262
Home Partners JV, Private Equity	(g)(i)	Real Estate				14,139	14	4
KKR Zeno Aggregator LP (K2 Aviation), Private Equity	(f)(g)	Capital Goods				5,907,086	5,907	6,391
Pretium Partners LLC, Structured Mezzanine	(f)(g)	Real Estate	9.5%		5/29/25	$454	454	454

Total Asset Based Finance							8,537	9,016
Unfunded Commitment							(524)	(524)

Net Asset Based Finance							8,013	8,492

Equity/Other—4.1%
CTI Foods Holding Co LLC, Common Stock	(f)(i)	Food, Beverage & Tobacco				56	7	7
Misys Ltd, Preferred Stock	(f)(g)	Software & Services	L+1,025			2,841	2,788	2,817
Polyconcept North America Inc, Class A-1 Units	(f)(i)	Consumer Durables & Apparel				624	62	95
VICI Properties Inc, Common Stock		Consumer Services				66,020	1,228	1,455

Total Equity/Other							4,085	4,374

TOTAL INVESTMENTS—171.5%	(h)						$188,455	182,777

LIABILITIES IN EXCESS OF OTHER ASSETS—(71.5%)								(76,201)

NET ASSETS—100.0%								$106,576

See notes to unaudited financial statements.

Corporate Capital Trust II

Unaudited Schedule of Investments (continued)

As of June 30, 2019

(in thousands, except share amounts)

Foreign Currency Forward Contracts

Foreign Currency	Settlement Date	Counterparty	Notional Amount and Transaction		US$ Value at Settlement Date	US$ Value at June 30, 2019	Unrealized Appreciation (Depreciation)
CAD	October 10, 2019	JP Morgan Chase Bank	C$	5,690 Sold	$4,642	$4,352	$290
EUR	July 17, 2023	JP Morgan Chase Bank		€107 Sold	144	134	10

Total					$4,786	$4,486	$300

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)

Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of June 30, 2019, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 2.32% and the Euro Interbank Offered Rate, or EURIBOR or “E”, was (0.35)%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of trustees (see Note 8).

(e)	Position or portion thereof unsettled as of June 30, 2019.

(f)	Security is classified as Level 3 whereby fair value was determined by the Company’s board of trustees (see Note 8).

(g)

The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of June 30, 2019, 77.3% of the Company’s total assets represented qualifying assets.

(h)

As of June 30, 2019, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $1,809; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $7,805; the net unrealized depreciation was $5,996; the aggregate cost of securities for Federal income tax purposes was $188,773.

(i)	Security is non-income producing.

(j)	Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.

Abbreviations:

C$ - Canadian Dollar; local currency investment amount is denominated in Canadian Dollar. C$1.00 / U.S. $0.76 as of June 30, 2019.

€ - Euro; local currency investment amount is denominated in Euros. €1.00 / U.S. $1.14 as of June 30, 2019.

£ - British Pound Sterling; local currency investment amount is denominated in British Pound Sterling. £1.00 / U.S. $1.27 as of June 30, 2019.

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

Corporate Capital Trust II

Schedule of Investments (continued)

As of December 31, 2018

(in thousands, except share amounts)

Portfolio Company(a)(b)	Footnotes	Industry	Rate	Floor	Maturity Date	Principal Amount(c)	Cost(d)	Fair Value
Frontline Technologies Group LLC	(f)(l)(q)	Software & Services	L+650	1.0%	9/18/23	$889	$879	$891
Frontline Technologies Group LLC	(f)(l)	Software & Services	L+650	1.0%	9/18/23	4,479	4,423	4,486
ID Verde (FRA)	(f)(g)(h)(o)	Commercial & Professional Services	E+700		3/29/24	€138	124	135
ID Verde (FRA)	(f)(g)(h)(o)(q)	Commercial & Professional Services	E+700		3/29/24	€92	158	153
ID Verde (FRA)	(f)(g)(h)(o)	Commercial & Professional Services	E+700		3/29/25	€936	1,120	1,076
ID Verde (FRA)	(f)(g)(h)(o)	Commercial & Professional Services	E+725		3/29/25	£378	514	485
Integro Ltd/United States	(f)(n)	Insurance	L+575		10/30/22	$1,191	1,186	1,191
Jo-Ann Stores Inc	(n)	Retailing	L+500	1.0%	10/20/23	3,395	3,371	3,247
Jostens Inc	(e)(n)	Consumer Services	L+550		12/19/25	612	594	597
MedAssets Inc	(l)	Health Care Equipment & Services	L+450	1.0%	10/20/22	71	71	68
Misys Ltd	(e)(g)(n)	Software & Services	L+350	1.0%	6/13/24	207	192	193
Monitronics International Inc	(g)(n)	Commercial & Professional Services	L+550	1.0%	9/30/22	2,007	1,975	1,800
NCI Inc	(f)(l)	Software & Services	L+750	1.0%	8/15/24	4,276	4,233	4,240
Onvoy LLC	(n)	Telecommunication Services	L+450	1.0%	2/10/24	155	139	140
Patriot Well Solutions LLC	(f)(l)	Energy	L+875	1.0%	5/1/21	325	322	321
Patriot Well Solutions LLC	(f)(n)	Energy	L+875	1.0%	5/1/21	667	658	658
Qdoba Restaurant Corp	(l)	Consumer Services	L+700	1.0%	3/21/25	1,985	1,948	1,975
Quorum Health Corp	(l)	Health Care Equipment & Services	L+675	1.0%	4/29/22	4,501	4,490	4,476
Reliant Rehab Hospital Cincinnati LLC	(f)(l)	Health Care Equipment & Services	L+675	1.0%	8/30/24	2,122	2,102	2,116
Revere Superior Holdings, Inc	(f)(n)	Software & Services	L+675	1.0%	11/21/22	4,697	4,657	4,711
Revere Superior Holdings, Inc	(f)(n)	Software & Services	L+675	1.0%	11/21/22	352	346	308
Revere Superior Holdings, Inc	(f)(n)	Software & Services	L+675	1.0%	11/21/22	1,243	1,233	1,240
Savers Inc	(n)	Retailing	L+375	1.3%	7/9/19	1,062	1,030	1,017
Sequa Corp	(n)	Materials	L+500	1.0%	11/28/21	1,530	1,539	1,467
SIRVA Worldwide Inc	(n)	Commercial & Professional Services	L+550		8/2/25	464	457	456
SMART Global Holdings Inc	(f)(g)(n)(q)	Semiconductors & Semiconductor Equipment	L+400		8/9/22	96	96	89

See notes to unaudited financial statements.

Corporate Capital Trust II

Schedule of Investments (continued)

As of December 31, 2018

(in thousands, except share amounts)

Portfolio Company(a)(b)	Footnotes	Industry	Rate	Floor	Maturity Date	Principal Amount(c)		Cost(d)	Fair Value
SMART Global Holdings Inc	(f)(g)(n)	Semiconductors & Semiconductor Equipment	L+625	1.0%	8/9/22		$3,319	$3,277	$3,353
Staples Canada (CAN)	(f)(g)(h)(n)	Retailing	L+700	1.0%	9/12/24	C$	5,149	4,166	3,811
Sutherland Global Services Inc	(g)(n)	Software & Services	L+538	1.0%	4/23/21		$1,794	1,754	1,694
Sutherland Global Services Inc	(g)(n)	Software & Services	L+538	1.0%	4/23/21		418	409	394
Tangoe LLC	(f)(l)	Software & Services	L+650	1.0%	11/28/25		2,007	1,987	1,987
Team Health Inc	(l)	Health Care Equipment & Services	L+275	1.0%	2/6/24		967	939	869
Utility One Source LP	(l)	Capital Goods	L+550	1.0%	4/18/23		3,272	3,257	3,272
Virgin Pulse Inc	(f)(n)	Software & Services	L+650	1.0%	5/22/25		3,081	3,059	2,986
Wheels Up Partners LLC	(f)(n)	Transportation	L+855	1.0%	1/26/21		724	724	724
Wheels Up Partners LLC	(f)(n)	Transportation	L+855	1.0%	8/26/21		372	372	371
Wheels Up Partners LLC	(f)(n)	Transportation	L+710	1.0%	6/30/24		1,220	1,220	1,225
Wheels Up Partners LLC	(f)(n)	Transportation	L+710	1.0%	8/1/24		809	801	812
Wheels Up Partners LLC	(f)(n)	Transportation	L+710	1.0%	11/1/24		502	502	504
Wheels Up Partners LLC	(f)(n)	Transportation	L+710	1.0%	12/21/24		790	790	793
Wheels Up Partners LLC	(f)(n)	Transportation	L+710	1.0%	12/21/24		257	255	258
WireCo WorldGroup Inc	(e)(l)	Capital Goods	L+500	1.0%	9/29/23		97	96	96

Total Senior Secured Loans—First Lien								99,040	95,581
Unfunded Loan Commitments								(1,804)	(1,804)

Net Senior Secured Loans—First Lien								97,236	93,777

Senior Secured Loans—Second Lien—32.0%
Access CIG LLC	(n)	Software & Services	L+775		2/27/26		211	209	209
Advantage Sales & Marketing Inc	(l)	Commercial & Professional Services	L+650	1.0%	7/25/22		542	483	429
Albany Molecular Research Inc	(l)	Pharmaceuticals, Biotechnology & Life Sciences	L+700	1.0%	8/28/25		913	909	906
Ammeraal Beltech Holding BV (NLD)	(f)(g)(h)(n)	Capital Goods	L+800		7/27/26		2,018	1,979	1,974

See notes to unaudited financial statements.

Corporate Capital Trust II

Schedule of Investments (continued)

As of December 31, 2018

(in thousands, except share amounts)

Portfolio Company(a)(b)	Footnotes	Industry	Rate	Floor	Maturity Date	Principal Amount(c)	Cost(d)	Fair Value
Applied Systems Inc	(l)	Software & Services	L+700	1.0%	9/19/25	$2,624	$2,624	$2,581
CommerceHub Inc	(f)(l)	Software & Services	L+775		5/21/26	3,222	3,133	3,016
CTI Foods Holding Co LLC	(n)(p)(r)	Food, Beverage & Tobacco	L+725	1.0%	6/28/21	222	211	24
Direct ChassisLink Inc	(n)	Transportation	L+600		6/15/23	587	584	566
EaglePicher Technologies LLC	(l)	Capital Goods	L+725		3/8/26	450	447	441
Excelitas Technologies Corp	(l)	Technology Hardware & Equipment	L+750	1.0%	12/1/25	811	804	777
Grocery Outlet Inc	(n)	Food & Staples Retailing	L+725		10/22/26	382	378	380
Higginbotham Insurance Agency Inc	(f)(l)	Insurance	L+725	1.0%	12/19/25	1,304	1,293	1,303
Integro Ltd/United States	(f)(n)	Insurance	L+925		10/30/23	222	220	222
Invictus	(m)	Materials	L+675		3/30/26	451	452	451
iParadigms Holdings LLC	(n)	Software & Services	L+725	1.0%	7/29/22	183	180	182
Jo-Ann Stores Inc	(n)	Retailing	L+925	1.0%	5/21/24	396	391	384
LBM Borrower LLC	(n)	Capital Goods	L+925	1.0%	8/20/23	900	895	882
Misys Ltd	(e)(g)(n)	Software & Services	L+725	1.0%	6/13/25	1,918	1,911	1,777
New Arclin US Holding Corp	(g)(l)	Materials	L+875	1.0%	2/14/25	289	286	289
One Call Care Management Inc	(f)(j)(l)	Insurance	L+375, 6.0% PIK (6.0% Max PIK)		4/11/24	1,198	1,188	1,148
Paradigm Acquisition Corp	(n)	Health Care Equipment & Services	L+750		10/26/26	267	267	269
Polyconcept North America Inc	(f)(l)	Consumer Durables & Apparel	L+1000	1.0%	2/16/24	624	613	643
Press Ganey Holdings Inc	(l)	Health Care Equipment & Services	L+650	1.0%	10/21/24	1,066	1,080	1,061
Pure Fishing Inc	(f)(n)	Consumer Durables & Apparel	L+838	1.0%	12/31/26	1,806	1,788	1,788
Rise Baking Company	(f)(l)	Food, Beverage & Tobacco	L+800	1.0%	8/9/26	694	687	687
Sequa Corp	(n)	Materials	L+900	1.0%	4/28/22	4,024	4,061	3,823
SIRVA Worldwide Inc	(n)	Commercial & Professional Services	L+950		8/2/26	417	386	369
SMG/PA	(l)	Consumer Services	L+700		1/23/26	230	231	227
Sparta Systems Inc	(f)(l)	Software & Services	L+825	1.0%	7/27/25	2,438	2,405	2,099
Transplace	(l)	Transportation	L+875	1.0%	10/6/25	3,289	3,218	2,993
Vantage Specialty Chemicals Inc	(n)	Materials	L+825	1.0%	10/26/25	755	745	741

See notes to unaudited financial statements.

Corporate Capital Trust II

Schedule of Investments (continued)

As of December 31, 2018

(in thousands, except share amounts)

Portfolio Company(a)(b)	Footnotes	Industry	Rate	Floor	Maturity Date	Principal Amount(c)	Cost(d)	Fair Value
WireCo WorldGroup Inc	(l)	Capital Goods	L+900	1.0%	9/30/24	$1,632	$1,628	$1,636

Total Senior Secured Loans—Second Lien							35,686	34,277

Other Senior Secured Debt—8.9%
Cleaver-Brooks Inc	(i)	Capital Goods	7.9%		3/1/23	625	625	611
Cornerstone Chemical Co	(i)	Materials	6.8%		8/15/24	2,682	2,686	2,362
Frontier Communications Corp	(g)(i)	Telecommunication Services	8.5%		4/1/26	353	353	309
Genesys Telecommunications Laboratories Inc	(i)	Technology Hardware & Equipment	10.0%		11/30/24	672	742	707
PAREXEL International Corp	(i)	Pharmaceuticals, Biotechnology & Life Sciences	6.4%		9/1/25	610	591	545
Pattonair Holdings Ltd	(g)(i)	Capital Goods	9.0%		11/1/22	1,057	1,071	1,068
Ply Gem Holdings Inc	(i)	Capital Goods	8.0%		4/15/26	1,666	1,634	1,533
Surgery Partners Holdings LLC	(i)	Health Care Equipment & Services	8.9%		4/15/21	18	18	18
Vivint Inc		Commercial & Professional Services	7.9%		12/1/22	1,752	1,731	1,660
Vivint Inc		Commercial & Professional Services	7.6%		9/1/23	821	744	672

Total Other Senior Secured Debt							10,195	9,485

Subordinated Debt—25.0%
Allegheny Technologies Inc	(g)	Materials	7.9%		8/15/23	850	829	871
CDK Global Inc	(g)	Software & Services	4.9%		6/1/27	7	7	7
ClubCorp Club Operations Inc	(i)	Consumer Services	8.5%		9/15/25	5,260	5,169	4,734
Consolidated Energy Finance SA (LUX)	(g)(h)(i)	Materials	6.5%		5/15/26	201	201	192
Datatel Inc	(i)	Software & Services	9.0%		9/30/23	102	107	103
Hub International Ltd	(i)	Insurance	7.0%		5/1/26	1,180	1,179	1,069
Kenan Advantage Group Inc	(i)	Transportation	7.9%		7/31/23	3,262	3,371	3,140
LifePoint Hospitals Inc	(i)	Health Care Equipment & Services	9.8%		12/1/26	921	921	877

See notes to unaudited financial statements.

Corporate Capital Trust II

Schedule of Investments (continued)

As of December 31, 2018

(in thousands, except share amounts)

Portfolio Company(a)(b)	Footnotes	Industry	Rate	Floor	Maturity Date	Principal Amount(c)	Cost(d)	Fair Value
Quorum Health Corp		Health Care Equipment & Services	11.6%		4/15/23	$268	$269	$255
Reynolds Group Holdings Inc		Materials	8.0%		12/15/25	849	929	838
Reynolds Group Holdings Inc		Materials	8.4%		4/15/27	2,653	2,940	2,637
SRS Distribution Inc	(i)	Capital Goods	8.3%		7/1/26	3,010	2,997	2,769
Surgery Partners Holdings LLC	(i)	Health Care Equipment & Services	6.8%		7/1/25	548	502	474
Team Health Inc	(i)	Health Care Equipment & Services	6.4%		2/1/25	1,943	1,710	1,586
Tenet Healthcare Corp	(g)	Health Care Equipment & Services	7.0%		8/1/25	31	31	29
Triumph Group Inc		Capital Goods	7.8%		8/15/25	217	217	192
Vertiv Group Corp	(i)	Technology Hardware & Equipment	9.3%		10/15/24	6,124	6,324	5,450
Vivint Inc		Commercial & Professional Services	8.8%		12/1/20	1,695	1,571	1,617

Total Subordinated Debt							29,274	26,840

Portfolio Company(a)(b)	Footnotes	Industry	Rate	No. of Shares	Cost(d)	Fair Value
Asset Based Finance—6.3%
Accelerator Investments Aggregator LP (NLD)	(f)(g)(h)(p)	Diversified Financials		107,825	$126	$123
Australis Maritime (MHL)	(f)(g)(h)	Transportation		43,819	44	44
KKR Zeno Aggregator LP (K2 Aviation) (IRE)	(f)(g)(h)	Capital Goods		5,630,570	5,631	5,631
Montgomery Credit Holdings LP	(f)(g)(p)	Diversified Financials		1,095,595	1,095	975

Total Asset Based Finance					6,896	6,773

Equity/Other—3.8%
Misys Ltd, Preferred Stock	(f)(g)(j)(n)	Software & Services	L+1025	2,842	2,788	2,682
Polyconcept North America Inc, Class A - 1 Units	(f)	Consumer Durables & Apparel		624	62	92
VICI Properties Inc, Common Stock		Consumer Services		66,020	1,228	1,240

Total Equity/Other					4,078	4,014

TOTAL INVESTMENTS—163.5%	(k)				$183,365	175,166

OTHER ASSETS IN EXCESS OF LIABILITIES—(63.5%)						(67,996)

NET ASSETS—100.0%						$107,170

Derivative Instruments (Note 7)—0.4%

Foreign currency forward contracts						$457

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

On May 31, 2019, the Company entered into an Agreement and Plan of Merger, or the Merger Agreement, with FS Investment Corporation II, a Maryland corporation, or FSIC II, FS Investment Corporation III, a Maryland corporation, or FSIC III, FS Investment Corporation IV, a Maryland corporation, or FSIC IV and, together with the Company, FSIC II and FSIC III, the Funds, NT Acquisition 1, Inc., a Maryland corporation and wholly-owned subsidiary of FSIC II, or Merger Sub 1, NT Acquisition 2, Inc., a Delaware corporation and wholly-owned subsidiary of FSIC II, or Merger Sub 2, NT Acquisition 3, Inc., a Maryland corporation and wholly-owned subsidiary of FSIC II, or Merger Sub 3, and the Advisor. The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, (i) Merger Sub 1 will merge with and into FSIC III, with FSIC III continuing as the surviving company and as a wholly-owned subsidiary of FSIC II, or Merger 1A, and, immediately thereafter, FSIC III will merge with and into FSIC II, with FSIC II continuing as the surviving company or, together with Merger 1A, Merger 1, (ii) Merger Sub 2 will merge with and into the Company, with the Company continuing as the surviving company and as a wholly-owned subsidiary of FSIC II, or Merger 2A, and, immediately thereafter, the Company will merge with and into FSIC II, with FSIC II continuing as the surviving company or, together with Merger 2A, Merger 2 and (iii) Merger Sub 3 will merge with and into FSIC IV, with FSIC IV continuing as the surviving company and as a wholly-owned subsidiary of FSIC II, or Merger 3A, and, immediately thereafter, FSIC IV will merge with and into FSIC II, with FSIC II continuing as the surviving company or, together with Merger 3A, Merger 3 and, together with Merger 1 and Merger 2, the Mergers. See Note 12 for additional information.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial

Corporate Capital Trust II

Notes to Unaudited Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited financial statements should be read in conjunction with its audited financial statements as of and for the year ended December 31, 2018 included in the Company’s annual report on Form 10-K for the year ended December 31, 2018. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The December 31, 2018 balance sheet and schedule of investments are derived from the Company’s audited financial statements as of and for the year ended December 31, 2018. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Accounting Standards Codification Topic 946, Financial Services—Investment Companies.

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

Subordinated Income Incentive Fee: Pursuant to the terms of the Investment Advisory Agreement, a subordinated incentive fee on income is determined and payable in arrears as of the end of each calendar quarter (or upon termination of the Investment Advisory Agreement). A subordinated incentive fee on income is payable to the Advisor each calendar quarter if the Company’s “pre-incentive fee net investment fee income” (as defined in the Investment Advisory Agreement and approved by the Company’s board of trustees) exceeds the 1.75% “quarterly preferred return” to the Company’s shareholders (the ratio of pre-incentive fee net investment income divided by average adjusted capital). Once the Company’s pre-incentive fee net investment income in any quarter exceeds the quarterly preferred return of 1.75%, the Advisor will be entitled to a fee equal to the amount of the Company’s pre-incentive fee net investment income in excess of the quarterly preferred return, until the Company’s pre-incentive fee net investment income for such quarter equals 2.1875% of the Company’s average adjusted capital. Thereafter, the Advisor will be entitled to receive 20.0% of the Company’s pre-incentive fee net investment income.

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

Reclassifications: Certain amounts in the unaudited financial statements as of and for the three and six months ended June 30, 2018 and the audited financial statements as of and for the year ended December 31, 2018 may have been reclassified to conform to the classifications used to prepare the unaudited financial statements as of and for the three and six months ended June 30, 2019.

Corporate Capital Trust II

Notes to Unaudited Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

As of June 30, 2019, the Company has reclassified investments that were previously categorized as Equity/Other to Asset Based Finance. The Company has adjusted the presentation of its asset categories for all periods presented to conform to the current period presentation.

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

Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. For the six months ended June 30, 2019, the Company recognized $237 in structuring fee revenue. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.

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

Corporate Capital Trust II

Notes to Unaudited Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019		2018(1)
	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	—	$—	136,070	$1,331
Reinvestment of Distributions	95,573	833	199,641	1,858

Total Gross Proceeds	95,573	833	335,711	3,189
Commissions and Dealer Manager Fees	—	—	—	(61)

Net Proceeds to Company	95,573	833	335,711	3,128
Repurchases of Common Shares	(426,220)	(3,829)	(91,276)	(840)

Net Proceeds from Share Transactions	(330,647)	$(2,996)	244,435	$2,288

(1)	The Company terminated its Offering to new investors effective April 30, 2018. However, the Company continues to issue new shares under its distribution reinvestment plan.

During the period from July 1, 2019 to August 9, 2019, the Company issued 93,819 shares of common stock pursuant to its distribution reinvestment plan, or DRP, at a price per share of $8.69 for gross proceeds of $815. For additional information regarding the terms of the DRP, see Note 5.

Share Repurchase Program

Historically, the Company has conducted quarterly tender offers pursuant to its share repurchase program. Historically, the Company limited repurchases in each quarter to 2.5% of the weighted average number of shares of common stock outstanding. The Company may limit the number of shares to be repurchased during any calendar year to the number of shares it can repurchase with the proceeds it receives from the issuance of shares of its common stock under its distribution reinvestment plan. At the discretion of the Company’s board of trustees, the Company may also use cash on hand, cash available from borrowings and cash from the sale of investments as of the end of the applicable period to repurchase shares. The Company’s board of trustees may amend, suspend or terminate the share repurchase program upon 30 days’ notice.

On May 31, 2019, in conjunction with the announced Merger Agreement, the Company’s board of trustees suspended the Company’s share repurchase program.

Corporate Capital Trust II

Notes to Unaudited Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

The following table provides information concerning the Company’s repurchases of shares of common stock pursuant to its share repurchase program during the six months ended June 30, 2019 and 2018:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2018
December 31, 2017	February 20, 2018	91,276	37%	0.72%	$9.20	$840

Total		91,276				$840

Fiscal 2019
December 31, 2018	January 7, 2019	315,173	90%	2.51%	$9.14	$2,881
March 31, 2019	April 9, 2019	111,047	100%	0.90%	$8.54	948

Total		426,220				$3,829

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

On April 30, 2018, the Company terminated its Offering and in conjunction therewith, the Former Advisors agreed to permanently waive their rights to receive reimbursement of approximately $5,000 of organization and offering expenses that they had incurred on the Company’s behalf. As such, as of June 30, 2019, the Company had no contingent obligations to reimburse its Former Advisors for organization and offering expenses.

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

On April 9, 2018, the Company terminated the Former Administrative Services Agreement with CNL and concurrently entered into a new administrative services agreement with the Advisor, or the Administrative Services Agreement. Under the Administrative Services Agreement, the Advisor serves as the Company’s administrator. The terms of the Administrative Services Agreement, including the services to be provided by the Advisor as administrator and the amount of reimbursements to be paid by the Company for certain administrative expenses, are substantially the same as those under the Former Administrative Services Agreement.

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

During the six months ended June 30, 2019, the Advisor did not defer the receipt of any base management fees. As of June 30, 2019, there were no deferred base management fees subject to future payment by the Company.

Corporate Capital Trust II

Notes to Unaudited Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

The following table describes the fees and expenses accrued under the Investment Advisory Agreement, the Former Investment Advisory Agreement, the Administrative Services Agreement, the Former Administrative Services Agreement, the Expense Support Agreement and the Former Expense Support Agreement, as applicable, during the three and six months ended June 30, 2019 and 2018:

			Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Source Agreement	Description	2019	2018	2019	2018
CNL Securities Corp.	Managing Dealer Agreement	Up-front Selling Commissions and Dealer Manager Fees	$—	$—	$—	$61
CNL Securities Corp.	Managing Dealer Agreement	Distribution and Shareholder Servicing Fees	$—	$94	$—	$376
CNL and KKR	Former Investment Advisory Agreement	Offering Costs	$—	$—	$—	$20
FS/KKR Advisor, CNL and KKR	Investment Advisory Agreement Former Investment Advisory Agreement	Base Management Fee(1)	$688	$686	$1,372	$1,571
FS/KKR Advisor, CNL and KKR	Investment Advisory Agreement Former Investment Advisory Agreement	Capital Gains Incentive Fee(2)	$—	$(481)	$—	$(264)
FS/KKR Advisor CNL and KKR	Investment Advisory Agreement Former Investment Advisory Agreement	Subordinated Incentive Fee on Income(3)	$365	$—	$365	$—
FS/KKR Advisor and CNL	Administrative Services Agreement Former Administrative Services Agreement	Administrative Services Expenses(4)	$70	$207	$162	$364
FS/KKR Advisor, CNL and KKR	Expense Support Agreement Former Expense Support Agreement	Expense Support(1)	$—	$—	$—	$(581)

(1)

During the six months ended June 30, 2019, $1,214 of base management fees were paid to the Advisor and $165 of expense support payments due from the Advisor were used to offset management fees payable. As of June 30, 2019, $688 in base management fees were payable to the Advisor.

(2)

During the six months ended June 30, 2019 and 2018, no capital gains incentive fees were paid to the Advisor and/or Former Advisors. As of June 30, 2019, no capital gains incentive fees were payable to the Advisor.

(3)

During the six months ended June 30, 2019 and 2018, no amounts of subordinated incentive fees on income were paid to the Advisor and/or Former Advisors. As of June 30, 2019, a subordinated incentive fee on income of $365 was payable to the Advisor.

(4)

During the six months ended June 30, 2019, $37 of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by the Advisor, and the remainder related to other reimbursable expenses, including reimbursement of fees related to transactional expenses for prospective

Corporate Capital Trust II

Notes to Unaudited Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

investments, such as fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. Broken deal costs were $9 and $8 for the six months ended June 30, 2019 and 2018, respectively. The Company paid $212 in administrative services expenses to the Advisor during the six months ended June 30, 2019.

Potential Conflicts of Interest

The members of the senior management and investment teams of the Advisor serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Company does, or of investment vehicles managed by the same personnel. For example, the Advisor is the investment adviser to FS KKR Capital Corp., FS Investment Corporation II, FS Investment Corporation III and FS Investment Corporation IV, or together with the Company, the Fund Complex, and the officers, managers and other personnel of the Advisor may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with FS Investments or KKR Credit Advisors (US) LLC, or KKR Credit. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the Company’s best interests or in the best interest of the Company’s shareholders. The Company’s investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For additional information regarding potential conflicts of interest, see the Company’s annual report on Form 10-K for the year ended December 31, 2018.

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

Corporate Capital Trust II

Notes to Unaudited Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions

The following table reflects the cash distributions per share that the Company has declared on its common stock during the six months ended June 30, 2019 and 2018:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2018
March 31, 2018	$0.14625	$1,868
June 30, 2018	0.14625	1,876

Total	$0.29250	$3,744

Fiscal 2019
March 31, 2019	$0.14625	$1,796
June 30, 2019	0.14625	1,787

Total	$0.29250	$3,583

The Company currently intends to declare and pay regular cash distributions on a quarterly basis. On July 30, 2019, the Company’s board of trustees declared a regular quarterly cash distribution of $0.14625 per share, which will be paid on or about October 15, 2019 to shareholders of record as of the close of business on September 30, 2019. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of trustees.

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

The Company estimates that none of the distributions declared during the six months ended June 30, 2019 would be classified as a tax basis return of capital. None of the distributions declared during the year ended December 31, 2018 were classified as a tax basis return of capital. As of June 30, 2019 and December 31, 2018, the Company had undistributed net investment income of $681 and $294, respectively.

Corporate Capital Trust II

Notes to Unaudited Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The total and the sources of declared distributions on a GAAP basis for the six months ended June 30, 2019 and 2018 are presented in the table below:

	Six Months Ended June 30,
	2019			2018
	Per Share	Amount	Allocation	Per Share	Amount	Allocation
Net investment income	$0.29	$3,583	100.0%	$0.27	$3,438	91.8%
Net realized gains	—	—	—	0.02	209	5.6%
Distributions in excess of net investment income	—	—	—	0.01	97	2.6%

Total declared distributions	$0.29	$3,583	100.0%	$0.30	$3,744	100.0%

Net investment income includes Expense Support Payments of $581 which supported distributions during the six months ended June 30, 2018. Sources of distributions, other than net investment income and realized gains on a GAAP basis, include (i) the ordinary income component of prior year tax basis undistributed earnings and (ii) required adjustments to GAAP net investment income and realized gains in the current period to determine taxable income available for distributions.

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2019 and December 31, 2018:

	June 30, 2019 (Unaudited)			December 31, 2018
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$108,640	$104,557	57.2%	$97,236	$93,777	53.6%
Senior Secured Loans—Second Lien	35,192	34,461	18.9%	35,686	34,277	19.6%
Other Senior Secured Debt	7,556	7,207	3.9%	10,195	9,485	5.4%
Subordinated Debt	24,969	23,686	13.0%	29,274	26,840	15.3%
Asset Based Finance	8,013	8,492	4.6%	6,896	6,773	3.8%
Equity/Other	4,085	4,374	2.4%	4,078	4,014	2.3%

Total	$188,455	$182,777	100.0%	$183,365	$175,166	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities. As of June 30, 2019 and December 31, 2018, the Company did not hold investments in any portfolio companies of which it is deemed to “control” or be an “affiliated person.”

Corporate Capital Trust II

Notes to Unaudited Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of June 30, 2019, the Company had unfunded debt investments with aggregate unfunded commitments of $3,354 and unfunded equity/other commitments of $9,734. As of December 31, 2018, the Company had unfunded debt investments with aggregate unfunded commitments of $1,804 and unfunded equity commitments of $9,531. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise. See Note 10 for additional details regarding the Company’s unfunded commitments.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2019 and December 31, 2018:

	June 30, 2019 (Unaudited)		December 31, 2018
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$1,690	0.9%	$1,502	0.9%
Capital Goods	18,231	10.0%	23,439	13.4%
Commercial & Professional Services	15,024	8.2%	14,372	8.2%
Consumer Durables & Apparel	4,082	2.2%	3,895	2.2%
Consumer Services	11,411	6.2%	9,718	5.5%
Diversified Financials	3,253	1.8%	1,748	1.0%
Energy	857	0.5%	1,552	0.9%
Food & Staples Retailing	11,651	6.4%	4,605	2.6%
Food, Beverage & Tobacco	1,763	1.0%	1,728	1.0%
Health Care Equipment & Services	15,619	8.5%	12,098	6.9%
Insurance	3,652	2.0%	4,933	2.8%
Materials	14,191	7.8%	17,977	10.3%
Pharmaceuticals, Biotechnology & Life Sciences	1,482	0.8%	1,451	0.8%
Real Estate	1,244	0.7%	—	—
Retailing	20,636	11.3%	19,082	10.9%
Semiconductors & Semiconductor Equipment	3,330	1.8%	3,346	1.9%
Software & Services	34,804	19.0%	34,907	19.9%
Technology Hardware & Equipment	8,358	4.6%	6,934	4.0%
Telecommunication Services	736	0.4%	449	0.3%
Transportation	10,763	5.9%	11,430	6.5%

Total	$182,777	100.0%	$175,166	100.0%

Corporate Capital Trust II

Notes to Unaudited Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Financial Instruments

The following is a summary of the fair value and location of the Company’s derivative instruments in the balance sheets held as of June 30, 2019 and December 31, 2018:

		Fair Value
Derivative Instrument	Statement Location	June 30, 2019 (Unaudited)	December 31, 2018
Foreign currency forward contracts	Unrealized appreciation on foreign currency forward contracts	$300	$457

Total		$300	$457

Net realized and unrealized gains and losses on derivative instruments recorded by the Company for the three and six months ended June 30, 2019 and 2018 are in the following locations in the unaudited statements of operations:

		Net Realized Gains (Losses)
		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instrument	Statement Location	2019	2018	2019	2018
Foreign currency forward contracts	Net realized gain (loss) on foreign currency forward contracts	$—	$—	$—	$(1)

Total		$—	$—	$—	$(1)

		Net Unrealized Gains (Losses)
		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instrument	Statement Location	2019	2018	2019	2018
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	$(76)	$93	$(157)	$183

Total		$(76)	$93	$(157)	$183

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

Corporate Capital Trust II

Notes to Unaudited Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Financial Instruments (continued)

The Company was a party to two foreign currency forward contracts during the period which related to economic hedging of the Company’s foreign currency denominated debt investments. As of June 30, 2019 and December 31, 2018, the Company’s open foreign currency forward contracts were as follows:

Foreign Currency	Settlement Date	Counterparty	Notional Amount and Transaction	US$ Value at Settlement Date	US$ Value at June 30, 2019	Unrealized Appreciation

CAD	October 10, 2019	JP Morgan Chase Bank	C$ 5,690 Sold	$4,642	$4,352	$290
EUR	July 17, 2023	JP Morgan Chase Bank	€ 107 Sold	144	134	10

Total				$4,786	$4,486	$300

Foreign Currency	Settlement Date	Counterparty	Notional Amount and Transaction	US$ Value at Settlement Date	US$ Value at December 31, 2018	Unrealized Appreciation

CAD	October 10, 2019	JP Morgan Chase Bank	C$ 5,690 Sold	$4,642	$4,191	$451
EUR	July 17, 2023	JP Morgan Chase Bank	€ 107 Sold	144	138	6

Total				$4,786	$4,329	$457

The following table presents the Company’s derivative assets by counterparty, net of amounts available for offset under a master netting agreement and net of the related collateral received by the Company for assets as of June 30, 2019:

Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
JPMorgan Chase Bank	$300	—	—	—	$300

(1)	In some instances, the actual amount of the collateral received may be more than the amount shown due to overcollateralization.

(2)	Net amount of derivative assets represents the net amount due from the counterparty to the Company in the event of default.

Corporate Capital Trust II

Notes to Unaudited Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Financial Instruments (continued)

As of June 30, 2019 and December 31, 2018, the combined contractual notional balance of the Company’s foreign currency forward contracts totaled $4,486 and $4,329, respectively, all of which related to hedging of the Company’s foreign currency denominated debt investments. The tables below display the Company’s foreign currency denominated debt investments and foreign currency forward contracts, summarized by foreign currency type as of June 30, 2019 and December 31, 2018:

	Debt Investments Denominated in Foreign Currencies As of June 30, 2019				Hedges As of June 30, 2019
Foreign Currency	Par Value in Local Currency		Par Value in U.S. Dollars	Fair Value	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars

Canadian Dollars	C$	6,088	$4,627	$4,707	C$	5,690	$4,352

Euros		€3,890	4,435	4,411		€107	134

British Pound Sterling		£1,311	1,665	1,667		£—	—

Total			$10,727	$10,785			$4,486

	Debt Investments Denominated in Foreign Currencies As of December 31, 2018				Hedges As of December 31, 2018
Foreign Currency	Par Value in Local Currency		Par Value in U.S. Dollars	Fair Value	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars

Canadian Dollars	C$	5,149	$3,759	$3,811	C$	5,690	$4,191

Euros		€3,289	3,782	3,718		€107	138

British Pound Sterling		£378	484	485		£—	—

Total			$8,025	$8,014			$4,329

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

As of June 30, 2019 and December 31, 2018, the Company’s investments were categorized as follows in the fair value hierarchy:

	June 30, 2019 (Unaudited)
	Level 1	Level 2	Level 3	Total

Senior Secured Loans—First Lien	$—	$44,009	$60,548	$104,557

Senior Secured Loans—Second Lien	—	20,361	14,100	34,461

Other Senior Secured Debt	—	7,207	—	7,207

Subordinated Debt	—	22,412	1,274	23,686

Asset Based Finance	—	4	8,488	8,492

Equity/Other	1,455	—	2,919	4,374

Total Investments	$1,455	$93,993	$87,329	$182,777

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Senior Secured Loans—First Lien	$—	$44,151	$49,626	$93,777

Senior Secured Loans—Second Lien	—	21,397	12,880	34,277

Other Senior Secured Debt	—	9,485	—	9,485

Subordinated Debt	—	26,840	—	26,840

Asset Based Finance	—	—	6,773	6,773

Equity/Other	1,240	—	2,774	4,014

Total Investments	$1,240	$101,873	$72,053	$175,166

In addition, the Company had foreign currency forward contracts, as described in Note 7, which were categorized as Level 2 in the fair value hierarchy as of June 30, 2019 and December 31, 2018.

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

The following tables provide reconciliations for the six months ended June 30, 2019 and 2018 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Six Months Ended June 30, 2019
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Subordinated Debt	Asset Based Finance	Equity/Other	Total
Fair value at beginning of period	$49,626	$12,880	$—	$6,773	$2,774	$72,053
Purchases	13,320	2,491	1,258	2,199	7	19,275
Paid-in-kind interest	58	37	—	—	—	95
Net realized gain (loss)	(43)	2	—	(171)	—	(212)
Net change in unrealized appreciation (depreciation)	118	(22)	16	612	138	862
Sales and repayments	(2,583)	(1,295)	—	(925)	—	(4,803)
Net discount accretion	52	7	—	—	—	59
Net transfers in or out of Level 3	—	—	—	—	—	—

Fair value at end of period	$60,548	$14,100	$1,274	$8,488	$2,919	$87,329

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$118	$(12)	$16	$492	$138	$752

Corporate Capital Trust II

Notes to Unaudited Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

	For the Six Months Ended June 30, 2018
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Asset Based Finance	Equity/Other	Total
Fair value at beginning of period	$27,061	$4,964	$2,682	$2,814	$37,521
Purchases	18,839	3,347	1,526	—	23,712
Paid-in-kind interest	9	—	—	—	9
Net realized gain (loss)	(1)	—	—	—	(1)
Net change in unrealized appreciation (depreciation)	(288)	39	(134)	(52)	(435)
Sales and repayments	(729)	—	—	—	(729)
Net discount accretion	56	5	—	—	61
Net transfers in or out of Level 3	—	—	—	—	—

Fair value at end of period	$44,947	$8,355	$4,074	$2,762	$60,138

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(283)	$39	$(134)	$(52)	$(430)

Corporate Capital Trust II

Notes to Unaudited Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of June 30, 2019 and December 31, 2018 were as follows:

Type of Investment	Fair Value at June 30, 2019(1) (Unaudited)	Valuation Technique(2)	Unobservable Input	Range (Weighted Average)(3)	Impact to Valuation from an Increase in Input(4)
Senior Debt	$72,377	Discounted Cash Flow	Discount Rate	7.26% - 16.52% (10.07%)	Decrease
	1,736	Cost
	535	Indicative Dealer Quotes		84.85% - 84.85% (84.85%)	Increase
Subordinated Debt	1,274	Discounted Cash Flow	Discount Rate	13.88% - 13.88% (13.88%)	Decrease
Asset Based Finance	6,530	Discounted Cash Flow	Discount Rate	7.90% - 13.25% (13.13%)	Decrease
	1,783	Cost
	175	Net Asset Value	Price to Book Value	1.00x - 1.00x (1.00x)	Increase
Equity/Other	2,865	Discounted Cash Flow	Discount Rate	9.60% - 13.33% (13.27%)	Decrease
	54	Waterfall	EBITDA Multiple	7.75x - 8.95x (8.79x)	Increase

Total	$87,329

Type of Investment	Fair Value at December 31, 2018(1)	Valuation Technique(2)	Unobservable Input	Range (Weighted Average)(3)	Impact to Valuation from an Increase in Input(4)
Senior Debt	$56,933	Discounted Cash Flow	Discount Rate	7.68% - 15.55% (10.90%)	Decrease
	5,573	Cost	Cost	N/A	N/A
Asset Based Finance	975	Discounted Cash Flow	Discount Rate	10.96% (10.96%)	Decrease
	5,798	Cost	Cost	N/A	N/A
Equity/Other	2,682	Discounted Cash Flow	Discount Rate	15.59% (15.59%)	Decrease
	92	Market Comparables	Illiquidity Discount	10.00% (10.00%)	Decrease

Total	$72,053

(1)	Certain investments may be valued at cost for a period of time after an acquisition as the best indicator of fair value.

(2)

For the assets and investments that have more than one valuation technique, the Company may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0 – 100%. Indicative dealer quotes obtained for valuation purposes are reviewed by the Company relative to other valuation techniques.

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

Note 9. Financing Arrangements

On July 14, 2017, the Company entered into a senior secured revolving credit agreement, or, as amended, the Credit Agreement. The Credit Agreement provides for a revolving credit facility, or the Revolving Credit Facility, consisting of loans to be made in dollars and other foreign currencies in an initial aggregate principal amount of $70,000, which was increased to $82,000 on June 11, 2018. Availability under the Revolving Credit Facility will terminate on December 31, 2019, or the Revolver Termination Date, and the outstanding loans under the Revolving Credit Facility will mature on July 14, 2020.

Under the Revolving Credit Facility, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities. The Company was in compliance with all covenants required by the Revolving Credit Facility as of June 30, 2019 and December 31, 2018.

As of June 30, 2019 and December 31, 2018, the principal amount outstanding on the Revolving Credit Facility was approximately $75,574 and $73,933, respectively. Of the $75,574 principal outstanding as of June 30, 2019, approximately $840, $4,281 and $1,803 were denominated in Canadian dollars, Euros and British pound sterling, respectively. Of the $73,933 principal outstanding as of December 31, 2018, approximately $73, $3,770 and $440 were denominated in Canadian dollars, Euros and British pound sterling, respectively.

The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the Revolving Credit Facility for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest expense	$976	$690	$2,004	$1,283
Unused commitment fees	7	18	10	38
Amortization of deferred financing costs	27	27	54	52

Total interest expense	$1,010	$735	$2,068	$1,373

Weighted average interest rate(1)	5.2%	4.9%	5.2%	4.7%
Average borrowings	$75,959	$58,452	$77,911	$56,287

(1)	Weighted average interest rates include the effect of unused commitment fees.

The weighted average effective interest rate and weighted average remaining years to maturity of the Company’s outstanding borrowings as of June 30, 2019 were approximately 5.0% and 1.0 years, respectively.

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

As of June 30, 2019, the Company had a contingent obligation to reimburse the Advisor for expense support payments of $165. On April 30, 2018, the Former Advisors agreed to permanently waive the Company’s obligation to reimburse the Former Advisors approximately $5,400 in expense support payments not previously reimbursed under the Former Expense Support Agreement and approximately $5,000 of organization and offering expenses that they had incurred on the Company’s behalf. As such, as of June 30, 2019, the Company had no contingent obligations to reimburse its Former Advisors for expense support and organization and offering expenses. See Note 4 for further detail of the agreements with the Advisor and the Former Advisors.

Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s balance sheets. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of June 30, 2019, the Company’s unfunded commitments consisted of the following:

Category / Company(1)	Commitment Amount
Senior Secured Loans—First Lien
Apex Group Limited	$87
Conservice LLC	202
Eagle Family Foods Inc	119
Frontline Technologies Group LLC	684
ID Verde	322
Lipari Foods LLC	973
Revere Superior Holdings, Inc	347
SMART Global Holdings Inc	96
Asset Based Finance
Home Partners JV, Structured Mezzanine	524

Total	$3,354

Unfunded equity/other commitments	$9,734

(1)	May be commitments to one or more entities affiliated with the named company.

As of June 30, 2019, the Company’s unfunded debt commitments have a fair value representing unrealized appreciation (depreciation) of $4. The Company funds its equity/other investments as it receives funding notices

Corporate Capital Trust II

Notes to Unaudited Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

from the portfolio companies. As of June 30, 2019, the Company’s unfunded equity/other commitments have a fair value of zero.

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under such arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company had no such guarantees outstanding as of June 30, 2019 and December 31, 2018.

Note 11. Financial Highlights

The following is a schedule of financial highlights of the Company for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
Per Share Data:(1)
Net asset value, beginning of period	$8.55	$9.20
Results of operations(2)
Net investment income, before expense support	0.32	0.22
Expense support	—	0.05

Net investment income	0.32	0.27
Net realized gain (loss) and unrealized appreciation (depreciation)	0.16	(0.09)

Net increase (decrease) in net assets resulting from operations	0.48	0.18

Shareholder distributions(3)
Distributions from net investment income	(0.29)	(0.27)
Distributions from net realized gains	—	(0.02)
Distributions in excess of net investment income(4)	—	(0.01)

Net decrease in net assets resulting from shareholder distributions	(0.29)	(0.30)

Issuance of common stock(5)	0.00	0.00
Repurchases of common stock(6)	(0.01)	0.00

Net increase (decrease) in net assets resulting from capital share transactions	(0.01)	0.00

Net asset value, end of period	$8.73	$9.08

Total return based on net asset value(7)	5.56%	1.84%

Ratio/Supplemental Data:
Net assets, end of period	$106,576	$117,133
Average net assets(8)	$107,179	$117,927
Average borrowings(8)	$77,911	$56,287
Shares outstanding, end of period	12,209,073	12,901,051
Weighted average shares outstanding	12,246,908	12,806,356
Ratios to average net assets:(8)
Total operating expenses before expense support	4.64%	3.96%
Total operating expenses after expense support	4.64%	3.47%
Net investment income	3.70%	2.92%
Portfolio turnover	12%	28%
Total amount of senior securities outstanding, exclusive of treasury securities	$75,574	$74,904
Asset coverage per unit(9)	2.41	2.56

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

(5)

The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous public offering and pursuant to the DRP. The issuance of common stock at a price, net of selling commissions and dealer manager fees, that is greater than the net asset value per share results in an increase in net asset value per share. The per share impact of the Company’s DRP is an increase to the net asset value of less than $0.01 per share during the six months ended June 30, 2019 and 2018.

(6)	The per share impact of the Company’s repurchases of common stock reflects a change in net asset value of less than $0.01 per share during the six months ended June 30, 2018.

(7)

The total return based on net asset value is a measure of the change in total value for shareholders who held the Company’s common stock at the beginning and end of the period, including distributions declared during the period. Total return based on net asset value is based on (i) net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period, of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly or quarterly distributions, and (iii) distributions payable relating to one share, if any, on the last day of the period. The total return based on net asset value calculation assumes that (i) monthly or quarterly cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan are issued at the then current public offering price, net of sales load, on each monthly or quarterly distribution payment date. Since there is no public market for the Company’s shares, terminal market value per share is assumed to be equal to net asset value per share on the last day of the period presented. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s shares of common stock. Total return is not annualized.

(8)	The computation of average net assets and average borrowings during the period is based on the daily value of net assets and borrowing balances, respectively.

(9)

Asset coverage per unit is the ratio of the carrying value of the Company’s total assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

Note 12. Fund Mergers

On May 31, 2019, the Funds entered into the Merger Agreement with Merger Sub 1, Merger Sub 2, Merger Sub 3 and the Advisor. The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, (i) Merger Sub 1 will merge with and into FSIC III, with FSIC III continuing as the surviving company and as a wholly-owned subsidiary of FSIC II, and, immediately thereafter, FSIC III will merge with and into FSIC II, with FSIC II continuing as the surviving company, (ii) Merger Sub 2 will merge with and into the Company, with the Company continuing as the surviving company and as a wholly-owned subsidiary of FSIC II, and, immediately thereafter, the Company will merge with and into FSIC II, with FSIC II continuing as the surviving company and (iii) Merger Sub 3 will merge with and into FSIC IV, with FSIC IV continuing as the surviving company and as a wholly-owned subsidiary of FSIC II, and, immediately thereafter, FSIC IV will

Corporate Capital Trust II

Notes to Unaudited Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 12. Fund Mergers (continued)

merge with and into FSIC II, with FSIC II continuing as the surviving company. The parties to the Merger Agreement intend the Mergers to be treated as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.

In the Mergers, each share of FSIC III common stock, the Company’s common stock and FSIC IV common stock issued and outstanding immediately prior to the effective time of Merger 1A, Merger 2A and Merger 3A, respectively, will be converted into the right to receive a number of shares of FSIC II common stock equal to an exchange ratio with respect to the applicable Merger, to be determined in connection with the closing of such Merger, or each, the applicable Exchange Ratio. The Exchange Ratio for each of Merger 1A, Merger 2A and Merger 3A will equal the net asset value per share of FSIC III common stock, the Company’s common stock and FSIC IV common stock, respectively (determined, in each case, no earlier than 48 hours (excluding Sundays and holidays) prior to the closing date of the applicable Merger), divided by the net asset value per share of FSIC II common stock (determined, in each case, no earlier than 48 hours (excluding Sundays and holidays) prior to the closing date of the applicable Merger).

Consummation of the Mergers, which is currently anticipated to occur during the fourth quarter of 2019, is subject to certain closing conditions, including (1) requisite approvals of the applicable Funds’ stockholders, (2) certain required charter amendments for each of the Funds, (3) the absence of certain legal impediments to the consummation of the Mergers, (4) effectiveness of the registration statement on Form N-14, which includes a joint proxy statement of the Funds and a prospectus of FSIC II, and (5) subject to certain exceptions, the accuracy of the representations and warranties and compliance with the covenants of each party to the Merger Agreement. Merger 1A (involving a wholly-owned subsidiary of FSIC II and FSIC III) is a condition precedent to each of the Mergers. Therefore, Merger 2A (including a wholly-owned subsidiary of FSIC II and the Company) will not occur unless Merger 1A also occurs. No other Merger is a condition precedent to any other Merger.

The Merger Agreement also contains certain termination rights in favor of each Fund including if the Mergers are not completed on or before May 31, 2020 or if the requisite approvals of the applicable Funds’ stockholders are not obtained.

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

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q may include statements as to:

•	our future operating results;

•	our business prospects and the prospects of the companies in which we may invest;

•	the impact of the investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives;

•	our current and expected financings and investments;

•	receiving and maintaining corporate credit ratings and changes in the general interest rate environment;

•	the adequacy of our cash resources, financing sources and working capital;

•	the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	actual and potential conflicts of interest with the other funds in the Fund Complex, their respective current or future investment advisers or any of their affiliates;

•	the dependence of our future success on the general economy and its effect on the industries in which we may invest;

•	our use of financial leverage;

•	the ability of the Advisor to locate suitable investments for us and to monitor and administer our investments;

•	the ability of the Advisor or its affiliates to attract and retain highly talented professionals;

•	our ability to maintain our qualification as a RIC and as a BDC;

•	the impact on our business of the Dodd-Frank Act, and the rules and regulations issued thereunder;

•	the effect of changes to tax legislation on us and the portfolio companies in which we may invest and our and their tax position;

•	the tax status of the enterprises in which we may invest; and

•	the Mergers, the likelihood the Mergers are completed and the anticipated timing of their completion.

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

Pending Merger with FSIC II

On May 31, 2019, the Funds, Merger Sub 1, Merger Sub 2, Merger Sub 3 and the Advisor entered into the Merger Agreement. The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, (i) Merger Sub 1 will merge with and into FSIC III, with FSIC III continuing as the surviving company and as a wholly-owned subsidiary of FSIC II, and, immediately thereafter, FSIC III will merge with and into FSIC II, with FSIC II continuing as the surviving company, (ii) Merger Sub 2 will merge with and into the Company, with the Company continuing as the surviving company and as a wholly-owned subsidiary of FSIC II, and, immediately thereafter, the Company will merge with and into FSIC II, with FSIC II continuing as the surviving company, and (iii) Merger Sub 3 will merge with and into FSIC IV, with FSIC IV continuing as the surviving company and as a wholly-owned subsidiary of FSIC II, and, immediately thereafter, FSIC IV will merge with and into FSIC II, with FSIC II continuing as the surviving company. See Note 12 for additional information. The parties to the Merger Agreement intend the Mergers to be treated as a “reorganization” within the meaning of Section 368(a) of the Code.

In the Mergers, each share of FSIC III common stock, the Company’s common stock and FSIC IV common stock issued and outstanding immediately prior to the effective time of Merger 1A, Merger 2A and Merger 3A, respectively, will be converted into the right to receive a number of shares of FSIC II common stock equal to the applicable Exchange Ratio. The Exchange Ratio for each of Merger 1A, Merger 2A and Merger 3A will equal the net asset value per share of FSIC III common stock, the Company’s common stock and FSIC IV common stock, respectively (determined, in each case, no earlier than 48 hours (excluding Sundays and holidays) prior to the closing date of the applicable Merger), divided by the net asset value per share of FSIC II common stock (determined, in each case, no earlier than 48 hours (excluding Sundays and holidays) prior to the closing date of the applicable Merger).

The Merger Agreement contains representations, warranties and covenants, including, among others, covenants relating to the operation of each of the Funds’ and the Advisor’s businesses during the period prior to the closing of the Mergers. The Funds have agreed to convene and hold meetings of their respective stockholders for the purpose of obtaining the required approvals of the Funds’ stockholders, respectively, and have agreed to recommend that their stockholders approve their respective proposals.

The Merger Agreement provides that the board of directors or trustees of each Fund may not solicit proposals relating to alternative transactions, or, subject to certain exceptions, enter into discussions or negotiations or provide information in connection with any proposal for an alternative transaction. However, each of the Funds may, subject to certain conditions, change its recommendation to its respective stockholders, terminate the Merger Agreement and enter into an agreement with respect to a superior alternative proposal if the board of directors or trustees of such Fund determines in its reasonable good faith judgment, after consultation with its outside legal counsel, that the failure to take such action would be reasonably likely to breach its standard of conduct under applicable law (taking into account any changes to the Merger Agreement proposed by the other Funds).

Consummation of the Mergers, which is currently anticipated to occur during the fourth quarter of 2019, is subject to certain closing conditions, including (1) requisite approvals of the Funds’ stockholders, (2) certain required charter amendments for each of the Funds, (3) the absence of certain legal impediments to the consummation of the Mergers, (4) effectiveness of the registration statement on Form N-14, which includes a joint proxy statement of FSIC II, FSIC III, the Company and FSIC IV, and a prospectus of FSIC II, and (5) subject to certain exceptions, the accuracy of the representations and warranties and compliance with the covenants of each party to the Merger Agreement. Merger 1A (involving a wholly-owned subsidiary of FSIC II and FSIC III) is a condition precedent to each of the Mergers. Therefore, Merger 2A (including a wholly-owned subsidiary of FSIC II and the Company) will not occur unless Merger 1A also occurs. No other Merger is a condition precedent to any other Merger.

The Merger Agreement also contains certain termination rights in favor of each Fund including if the Mergers are not completed on or before May 31, 2020 or if the requisite approvals of the applicable Funds’ stockholders are not obtained.

Portfolio Investment Activity for the Three and Six Months Ended June 30, 2019 and for the Year Ended December 31, 2018

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the three and six months ended June 30, 2019:

Net Investment Activity	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
Purchases	$11,919	$25,925
Sales and Repayments	(8,795)	(20,873)

Net Portfolio Activity	$3,124	$5,052

	For the Three Months Ended June 30, 2019		For the Six Months Ended June 30, 2019
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$8,721	73.2%	$18,569	71.6%
Senior Secured Loans—Second Lien	—	—	2,491	9.6%
Other Senior Secured Debt	355	3.0%	355	1.4%
Subordinated Debt	1,032	8.7%	2,290	8.8%
Asset Based Finance	1,804	15.1%	2,213	8.6%
Equity/Other	7	0.0%	7	0.0%

Total	$11,919	100.0%	$25,925	100.0%

The following table summarizes the composition of our investment portfolio at cost and fair value as of June 30, 2019 and December 31, 2018:

	June 30, 2019 (Unaudited)			December 31, 2018
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$108,640	$104,557	57.2%	$97,236	$93,777	53.6%
Senior Secured Loans—Second Lien	35,192	34,461	18.9%	35,686	34,277	19.6%
Other Senior Secured Debt	7,556	7,207	3.9%	10,195	9,485	5.4%
Subordinated Debt	24,969	23,686	13.0%	29,274	26,840	15.3%
Asset Based Finance	8,013	8,492	4.6%	6,896	6,773	3.8%
Equity/Other	4,085	4,374	2.4%	4,078	4,014	2.3%

Total	$188,455	$182,777	100.0%	$183,365	$175,166	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Number of Portfolio Companies	97	94
% Variable Rate Debt Investments (based on fair value)(1)(2)	77.4%	74.6%
% Fixed Rate Debt Investments (based on fair value)(1)(2)	17.6%	20.8%
% Other Income Producing Investments (based on fair value)(3)	4.5%	4.0%
% Non-Income Producing Investments (based on fair value)(2)	0.5%	0.6%
% of Investments on Non-Accrual (based on fair value)	—	—
Weighted Average Annual Yield on Accruing Debt Investments(2)(4)	9.5%	9.5%
Weighted Average Annual Yield on All Debt Investments(5)	9.4%	9.5%

(1)	“Debt Investments” means investments that pay or are expected to pay a stated interest rate, stated dividend rate or other similar stated return.

(2)	Does not include investments on non-accrual status.

(3)

“Other Income Producing Investments” means investments that pay or are expected to pay interest, dividends or other income to the Company on an ongoing basis but do not have a stated interest rate, stated dividend rate or other similar stated return.

(4)

The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period.

(5)

The Weighted Average Annual Yield on All Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period.

For the six months ended June 30, 2019, our total return based on net asset value was 5.56% as compared to 1.84% for the six months ended June 30, 2018. See footnote 7 to the table included in Note 11 to our unaudited financial statements included herein for information regarding the calculation of our total return based on net asset value.

Direct Originations

The following table presents certain selected information regarding our direct originations as of June 30, 2019 and December 31, 2018:

Characteristics of All Direct Originations held in Portfolio	June 30, 2019	December 31, 2018
Number of Portfolio Companies	38	31
% of Investments on Non-Accrual	—	—
Total Cost of Direct Originations	$87,586	$73,193
Total Fair Value of Direct Originations	$87,298	$72,053
% of Total Investments, at Fair Value	47.8%	41.1%
Weighted Average Annual Yield on Accruing Debt Investments(1)	10.0%	10.2%
Weighted Average Annual Yield on All Debt Investments(2)	9.8%	10.1%

(1)

The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Does not include Debt Investments on non-accrual status.

(2)

The Weighted Average Annual Yield on All Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period.

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

The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$83,549	46%	$80,548	46%
2	95,639	52%	90,011	51%
3	1,681	1%	1,404	1%
4	1,908	1%	3,203	2%

Total	$182,777	100%	$175,166	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2019 and June 30, 2018

Revenues

Our investment income for the three and six months ended June 30, 2019 and 2018 was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$4,191	91.5%	$3,805	93.4%	$8,316	92.9%	$7,204	95.7%
Fee income	71	1.5%	254	6.2%	291	3.3%	296	3.9%
Dividend and other income	321	7.0%	16	0.4%	340	3.8	27	0.4%

Total investment income	$4,583	100.0%	$4,075	100.0%	$8,947	100.0%	$7,527	100.0%

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

The increase in income during the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 can primarily be attributed to the increase in average investments held in our portfolio, along with higher yielding assets, resulting in increased interest income as well as the increase of dividend income during the three months ended June 30, 2019.

Expenses

Our operating expenses for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Management fees	$688	$686	$1,372	$1,571
Capital gains incentive fees	—	(481)	—	(264)
Subordinated income incentive fees	365	—	365	—
Administrative services expenses	70	207	162	364
Stock transfer agent fees	114	15	159	61
Accounting and administrative fees	115	120	234	243
Interest expense	1,010	735	2,068	1,373
Trustees’ fees	77	78	154	128
Distribution and shareholder servicing fees	—	94	—	376
Offering costs	—	—	—	20
Other general and administrative expenses	159	375	463	798

Total operating expenses	2,598	1,829	4,977	4,670
Expense support	—	—	—	(581)

Total net expenses	$2,598	$1,829	$4,977	$4,089

The following table reflects selected expense ratios as a percent of average net assets for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Ratio of operating expenses to average net assets	2.42%	1.55%	4.64%	3.96%
Ratio of expense support to average net assets(1)	—	—	—	(0.49)%

Ratio of net operating expenses to average net assets	2.42%	1.55%	4.64%	3.47%
Ratio of incentive fees and interest expense to average net assets(1)	1.28%	0.22%	2.27%	0.94%

Ratio of net operating expenses, excluding certain expenses, to average net assets	1.14%	1.33%	2.37%	2.53%

(1)	Ratio data may be rounded in order to recompute the ending ratio of net operating expenses to average net assets or net operating expenses, excluding certain expenses, to average net assets.

Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as LIBOR, among other factors.

Net Investment Income

Our net investment income totaled $1,985 ($0.16 per share) and $2,246 ($0.17 per share) for the three months ended June 30, 2019 and 2018, respectively. The decrease in net investment income can be attributed primarily to the reversal of previously accrued capital gains incentive fees during the three months ended June 30, 2018.

Our net investment income totaled $3,970 ($0.32 per share) and $3,438 ($0.27 per share) for the six months ended June 30, 2019 and 2018, respectively. The increase in net investment income can be attributed primarily to higher interest income and dividend income, as discussed above, during the six months ended June 30, 2019.

Net Realized Gains or Losses

Our net realized gains (losses) for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net realized gain (loss) on investments(1)	$(259)	$52	$(402)	$231
Net realized gain (loss) on foreign currency forward contracts	—	—	—	(1)
Net realized gain (loss) on foreign currency transactions	1	(2)	47	(21)

Total net realized gain (loss)	$(258)	$50	$(355)	$209

(1)

We sold investments and received principal repayments, respectively, of $5,488 and $3,307 during the three months ended June 30, 2019 and $8,202 and $10,482 during the three months ended June 30, 2018. We sold investments and received principal repayments, respectively, of $15,666 and $5,207 during the six months ended June 30, 2019 and $33,873 and $13,459 during the six months ended June 30, 2018.

Net Change in Unrealized Appreciation (Depreciation)

Our net change in unrealized appreciation (depreciation) for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net change in unrealized appreciation (depreciation) on investments	$490	$(2,702)	$2,521	$(1,882)
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(76)	93	(157)	183
Net change in unrealized appreciation (depreciation) on foreign currency translation	(44)	156	6	170

Total net change in unrealized appreciation (depreciation)	$370	$(2,453)	$2,370	$(1,529)

During the three months ended June 30, 2019, the net change in unrealized appreciation (depreciation) was primarily driven by the increase in valuation of our direct origination investments. During the six months ended June 30, 2019, the net change in unrealized appreciation (depreciation) was primarily driven by the increase in valuation of our Asset Based Finance and Subordinated Debt investments.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended June 30, 2019 and 2018, the net increase (decrease) in net assets resulting from operations was $2,097 ($0.17 per share) and $(157) ($(0.01) per share), respectively.

For the six months ended June 30, 2019 and 2018, the net increase (decrease) in net assets resulting from operations was $5,985 ($0.49 per share) and $2,118 ($0.17 per share), respectively.

Financial Condition, Liquidity and Capital Resources

Overview

As of June 30, 2019, we had approximately $1,505 in cash and foreign currency and $6,426 in borrowings available under the Revolving Credit Facility, subject to borrowing base and other limitations. Proceeds from sales of investments and principal payments totaled $15,666 and $5,207, respectively, during the six months ended June 30, 2019. As of June 30, 2019, we had unfunded debt investments with aggregate unfunded commitments of $3,354 and unfunded equity/other commitments of $9,734. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

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

Financing Arrangements

On July 14, 2017, we entered into the Credit Agreement, which provides for the Revolving Credit Facility, consisting of loans to be made in dollars and other foreign currencies in an aggregate principal amount of up to $82,000. Availability under the Revolving Credit Facility will terminate on December 31, 2019, the Revolver Termination Date, and the outstanding loans under the Revolving Credit Facility will mature on July 14, 2020.

The Revolving Credit Facility also requires mandatory prepayment of interest and principal upon certain events during the term-out period commencing on the Revolver Termination Date. The stated borrowing rate under the Revolving Credit Facility is based on LIBOR or with respect to borrowings in foreign currencies on a base rate applicable to such currency borrowings plus an applicable spread of 2.75%, or on an “alternate base rate” (as defined in the Credit Agreement). The Revolving Credit Facility includes an “accordion” feature that allows us, under certain circumstances, to increase the size of the facility to a maximum of $200,000. Under the Revolving Credit Facility, we have made certain representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities. During the six months ended June 30, 2019, we borrowed approximately $14,302 and repaid approximately $12,391 on our Revolving Credit Facility. We have and will continue to use proceeds from borrowings to make investments in portfolio companies.

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

During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a shareholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our shareholders. No portion of the distributions paid during the six months ended June 30, 2019 and 2018 represented a return of capital.

We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those shareholders who receive their distributions in the form of shares of our common stock under the DRP. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. shareholder.

The following table reflects the cash distributions per share and the total amount of distributions that we have declared on our common stock during the six months ended June 30, 2019 and 2018:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2018
March 31, 2018	$0.14625	$1,868
June 30, 2018	0.14625	1,876

Total	$0.29250	$3,744

Fiscal 2019
March 31, 2019	$0.14625	$1,796
June 30, 2019	0.14625	1,787

Total	$0.29250	$3,583

See Note 5 to our unaudited financial statements included herein for additional information regarding our distributions for the six months ended June 30, 2019 and 2018.

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

Loan origination fees, original issue discount and market discount are capitalized and we amortize such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. For the six months ended June 30, 2019, we recognized $237 in structuring fee revenue. We record prepayment premiums on loans and securities as fee income when we receive such amounts.

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

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our statements of operations. During the six months ended June 30, 2019 and 2018, we did not incur any interest or penalties.

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

Contractual Obligations

We have entered into agreements with the Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the Investment Advisory Agreement are equal to (a) an annual base management fee based on the average value of our gross assets (excluding cash and cash equivalents) and (b) an incentive fee based on our performance. The Advisor is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited financial statements included herein for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the six months ended June 30, 2019 and 2018.

As of June 30, 2019, the principal amount outstanding on the Revolving Credit Facility was approximately $75,574. Of the $75,574 principal outstanding as of June 30, 2019, approximately $840, $4,281 and $1,803 were denominated in Canadian dollars, Euros and British pound sterling, respectively. The amount outstanding under the Revolving Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable on July 14, 2020, the maturity date. As of June 30, 2019, $6,426 remained unused under the Revolving Credit Facility.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

              (dollar amounts in thousands)

Interest Rate Risk

We are subject to financial market risks, including changes in interest rates. As of June 30, 2019, 77.4% of our portfolio investments (based on fair value) were debt investments paying variable interest rates and 17.6% were debt investments paying fixed interest rates while 4.5% were other income producing investments, and the remaining 0.5% consisted of non-income producing investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to the Advisor with respect to our increased pre-incentive fee net investment income.

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of June 30, 2019:

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 100 basis points	$(1,418)	$(756)	$(662)	(4.9)%
No change	—	—	—	—
Up 100 basis points	$1,455	$756	$699	5.2%
Up 300 basis points	$4,382	$2,267	$2,115	15.7%
Up 500 basis points	$7,310	$3,779	$3,531	26.2%

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the six months ended June 30, 2019 and 2018, we did not engage in interest rate hedging activities.

Foreign Currency Risk

From time to time, we may make investments that are denominated in a foreign currency that are subject to the effects of exchange rate movements between the foreign currency of each such investment and the U.S. dollar, which may affect future fair values and cash flows, as well as amounts translated into U.S. dollars for inclusion in our financial statements.

The table below presents the effect that a 10% immediate, unfavorable change in the foreign currency exchange rates (i.e., strengthening of the U.S. dollar) would have on the fair value of our investments denominated in foreign currencies as of June 30, 2019, by foreign currency, all other valuation assumptions remaining constant. In addition, the table below presents the cost of our investments denominated in foreign currencies and the notional amount of foreign currency forward contracts in local currency in place as of June 30, 2019 to hedge against foreign currency risks.

	Investments Denominated in Foreign Currencies As of June 30, 2019					Hedges As of June 30, 2019
	Cost in Local Currency		Cost in U.S. Dollars	Fair Value	Reduction in Fair Value as of June 30, 2019 if 10% Adverse Change in Exchange Rate(1)	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Foreign Currency
Canadian Dollars	C$	6,345	$4,822	$4,707	$471	C$	5,690	$4,352
Euros		€4,186	4,772	4,586	459		€107	134
British Pound Sterling		£1,339	1,701	1,667	167		£—	—

Total			$11,295	$10,960	$1,097			$4,486

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

As of June 30, 2019, the net contractual amount of our foreign currency forward contracts totaled $4,486, all of which related to hedging of our foreign currency denominated debt investments. As of June 30, 2019, we had outstanding borrowings denominated in foreign currencies of C$1,100, €3,765 and £1,420 under our Revolving Credit Facility.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019.

Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three-month period ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.   Risk Factors.

There have been no material changes from the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2018, as supplemented by our definitive proxy statement for the Mergers (filed on August 13, 2019).

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information concerning our repurchases of shares of our common stock pursuant to our share repurchase program during the quarter ended June 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2019 through April 30, 2019	111,047	$8.54	111,047	(1)
May 1, 2019 through May 31, 2019	—	—	—	—
June 1, 2019 through June 30, 2019	—	—	—	—

Total	111,047	$8.54	111,047	(1)

(1)

The maximum number of shares available for repurchase on April 9, 2019 was 316,813. A description of the calculation of the maximum number of shares of our common stock that may be repurchased under our share repurchase program is set forth in Note 3 to our unaudited financial statements included herein.

See Note 3 to our unaudited financial statements included herein for a more detailed discussion of the terms of our share repurchase program.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

2.1	Agreement and Plan of Merger, dated as of May 31, 2019, by and among FS Investment Corporation II, Corporate Capital Trust II, FS Investment Corporation III, FS Investment Corporation IV, NT Acquisition 1, Inc., NT Acquisition 2, Inc., NT Acquisition 3, Inc. and FS/KKR Advisor, LLC. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 3, 2019).

3.1	Certificate of Trust of the Registrant (Incorporated by reference to Exhibit 2(a) to the Company’s registration statement on Form N-2 (File No. 333-199018) filed on September 29, 2014).

3.2	Certificate of Amendment to Certificate of Trust of the Registrant (Incorporated by reference to Exhibit 2(a)(1) to the Company’s registration statement on Form N-2 (File No. 333-199018) filed on August 31, 2015).

3.3	Second Amended and Restated Declaration of Trust of the Registrant (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 19, 2016).

3.4	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on February 19, 2016).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2019.

CORPORATE CAPITAL TRUST II

By:	/s/ MICHAEL C. FORMAN

Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ WILLIAM GOEBEL

William Goebel Chief Financial Officer (Principal Accounting and Financial Officer)