Form 10-Q
period 2019-09-30
Corporate Capital Trust II
filed 2019-11-14
CIK 1617896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

There were 12,396,661 shares of the registrant’s common stock outstanding as of November 8, 2019.

PART I—FINANCIAL INFORMATION

Item 1.     Financial Statements.

Corporate Capital Trust II

Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2019 (Unaudited)	December 31, 2018
Assets
Investments, at fair value (amortized cost—$194,401 and $183,365, respectively)	$187,399	$175,166
Cash	962	3,618
Foreign currency, at fair value (cost—$366 and $866, respectively)	363	861
Due from Advisor	—	165
Receivable for investments sold and repaid	462	1,804
Income receivable	1,943	1,734
Unrealized appreciation on foreign currency forward contracts	363	457
Deferred financing costs	72	153
Prepaid expenses and other assets	49	30

Total assets	$191,613	$183,988

Liabilities
Credit facility payable	$79,728	$73,933
Payable for investments purchased	2,390	793
Shareholder distributions payable	1,796	281
Management fees payable	699	695
Subordinated income incentive fees payable	351	—
Administrative services expense payable	252	223
Interest payable	81	182
Trustees’ fees payable	3	—
Accrued professional services	87	262
Other accrued expenses and liabilities	392	449

Total liabilities	85,779	76,818

Net assets	$105,834	$107,170

Commitments and contingencies (Note 10)
Components of Net Assets
Preferred stock, $0.001 par value per share, 100,000,000 shares authorized, none issued and outstanding	$—	$—
Common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 12,302,271 and 12,539,720 shares issued and outstanding, respectively	12	13
Capital in excess of par value	111,945	114,130
Retained earnings (accumulated deficit)	(6,123)	(6,973)

Net assets	$105,834	$107,170

Net asset value per share of common stock at period end	$8.60	$8.55

See notes to unaudited financial statements.

Corporate Capital Trust II

Unaudited Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Investment income
Interest income	$4,209	$4,173	$12,525	$11,377
Fee income	162	52	453	348
Dividend income	662	20	1,002	47

Total investment income	5,033	4,245	13,980	11,772

Operating expenses
Management fees	699	724	2,071	2,295
Capital gains incentive fees	—	185	—	(79)
Subordinated income incentive fees	351	—	716	—
Administrative services expenses	103	—	265	364
Stock transfer agent fees	115	15	274	76
Accounting and administrative fees	116	121	350	364
Interest expense	1,009	977	3,077	2,350
Trustees’ fees	77	72	231	200
Distribution and shareholder servicing fees	—	—	—	376
Offering costs	—	—	—	20
Other general and administrative expenses	563	457	1,026	1,255

Total operating expenses	3,033	2,551	8,010	7,221
Expense support	—	(44)	—	(625)

Net operating expenses	3,033	2,507	8,010	6,596

Net investment income	2,000	1,738	5,970	5,176

Realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	(809)	101	(1,211)	332
Foreign currency forward contracts	—	—	—	(1)
Foreign currency transactions	7	(10)	54	(31)

Net realized gain (loss)	(802)	91	(1,157)	300

Net change in unrealized appreciation (depreciation) on:
Investments	(1,324)	875	1,197	(1,007)
Foreign currency forward contracts	63	(71)	(94)	112
Foreign currency translation	298	27	304	197

Net change in unrealized appreciation (depreciation)	(963)	831	1,407	(698)

Total net realized and unrealized gain (loss)	(1,765)	922	250	(398)

Net increase (decrease) in net assets resulting from operations	$235	$2,660	$6,220	$4,778

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.02	$0.21	$0.51	$0.38

Weighted average shares outstanding	12,286,250	12,588,969	12,260,166	12,733,097

See notes to unaudited financial statements.

Corporate Capital Trust II

Unaudited Statements of Changes in Net Assets

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operations
Net investment income	$2,000	$1,738	$5,970	$5,176
Net realized gain (loss) on investments, foreign currency forward contracts and foreign currency transactions	(802)	91	(1,157)	300
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	(963)	831	1,407	(698)

Net increase in net assets resulting from operations	235	2,660	6,220	4,778

Shareholder distributions
Distributions to shareholders(1)	(1,787)	(1,839)	(5,370)	(5,583)

Net decrease in net assets resulting from shareholder distributions	(1,787)	(1,839)	(5,370)	(5,583)

Capital share transactions
Issuance of common stock	—	—	—	1,270
Reinvestment of shareholder distributions	810	886	1,643	2,744
Repurchases of common stock	—	(3,298)	(3,829)	(4,138)

Net increase (decrease) in net assets resulting from capital share transactions	810	(2,412)	(2,186)	(124)

Total increase (decrease) in net assets	(742)	(1,591)	(1,336)	(929)
Net assets at beginning of period	106,576	117,133	107,170	116,471

Net assets at end of period	$105,834	$115,542	$105,834	$115,542

(1)	The Company estimates that none of the distributions declared during the nine months ended September 30, 2019 would be classified as a tax basis return of capital.

See notes to unaudited financial statements.

Corporate Capital Trust II

Unaudited Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$6,220	$4,778
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(44,942)	(82,627)
Paid-in-kind interest	(176)	(75)
Proceeds from sales and repayments of investments	33,387	59,405
Net realized (gain) loss on investments	1,211	(332)
Net change in unrealized (appreciation) depreciation on investments	(1,197)	1,007
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	94	(112)
Net change in unrealized (appreciation) depreciation on foreign currency translation	270	2
(Gain) loss on borrowings in foreign currency	(574)	(199)
Amortization of premium/discount, net	(516)	(949)
Amortization of deferred financing costs	81	80
(Increase) decrease in due from Advisor	165	448
(Increase) decrease in receivable for investments sold and repaid	1,342	544
(Increase) decrease in interest receivable	(209)	(686)
(Increase) decrease in prepaid expenses and other assets	(19)	214
Increase (decrease) in payable for investments purchased	1,597	(3,091)
Increase (decrease) in management fees payable	4	168
Increase (decrease) in accrued capital gains fees	—	(79)
Increase (decrease) in subordinated income incentive fees payable	351	—
Increase (decrease) in administrative services expense payable	29	68
Increase (decrease) in interest payable	(101)	(68)
Increase (decrease) in trustees’ fees payable	3	(3)
Increase (decrease) in accrued distribution and shareholder servicing fees	—	(95)
Increase (decrease) in accrued professional services	(175)	(44)
Increase (decrease) in other accrued expenses and liabilities	(57)	318

Net cash provided by (used in) operating activities	(3,212)	(21,328)

Cash flows from financing activities
Issuance of common stock	—	1,270
Repurchases of common stock	(3,829)	(4,138)
Shareholder distributions	(2,212)	(2,839)
Borrowings under credit facility	24,073	53,068
Repayments of credit facility	(17,704)	(30,398)

Net cash provided by (used in) financing activities	328	16,963

Effect of exchange rate changes on cash	(270)	(2)

Net increase (decrease) in cash	(3,154)	(4,367)
Cash and foreign currency at beginning of period	4,479	7,489

Cash and foreign currency at end of period	$1,325	$3,122

Supplemental disclosure
Cash paid for interest	$3,097	$2,339

Distributions reinvested	$1,643	$2,744

Excise taxes paid	$69	$27

See notes to unaudited financial statements.

Corporate Capital Trust II

Unaudited Schedule of Investments

As of September 30, 2019

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—103.3%
Accuride Corp	(e)	Capital Goods	L+525	1.0%	11/17/23		$452	$440	$382
Acosta Holdco Inc	(k)	Commercial & Professional Services	L+325	1.0%	9/26/21		5,135	4,642	1,611
Advantage Sales & Marketing Inc		Commercial & Professional Services	L+325	1.0%	7/23/21		2,791	2,715	2,614
American Tire Distributors Inc		Automobiles & Components	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	9/1/23		244	244	242
American Tire Distributors Inc		Automobiles & Components	L+750	1.0%	9/2/24		1,536	1,365	1,358
Ammeraal Beltech Holding BV	(g)	Capital Goods	E+375		7/30/25		€1,000	1,176	1,056
Apex Group Limited	(f)(g)(j)	Diversified Financials	L+650	1.3%	6/15/23		$89	87	89
Apex Group Limited	(f)(g)	Diversified Financials	L+650	1.3%	6/15/25		288	283	288
Apex Group Limited	(f)(g)	Diversified Financials	L+700	1.0%	6/15/25		1,056	1,052	1,055
Apex Group Limited	(f)(g)	Diversified Financials	L+700	1.3%	6/15/25		596	586	595
Apex Group Limited	(f)(g)	Diversified Financials	L+700	1.5%	6/15/25		£888	1,128	1,098
Arrotex Australia Group Pty Ltd	(f)(g)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/24	A$	1,854	1,272	1,232
Belk Inc		Retailing	L+475	1.0%	12/12/22		$4,835	4,482	3,556
Berner Food & Beverage LLC	(f)	Food & Staples Retailing	L+875	1.0%	2/2/23		4,323	4,295	4,338
Brand Energy & Infrastructure Services Inc		Capital Goods	L+425	1.0%	6/21/24		239	235	234
Bugaboo International BV	(f)(g)	Consumer Durables & Apparel	E+700, 7.8% PIK (7.8% Max PIK)		3/20/25		€1,534	1,801	1,649
Caprock Midstream LLC		Energy	L+475		11/3/25		$613	610	554
CEPSA Holdco (Matador Bidco)	(e)(g)	Energy	L+475		6/19/26		270	267	271
CHS/Community Health Systems, Inc.	(g)	Health Care Equipment & Services	8.0%		3/15/26		111	108	111
Conservice LLC	(f)(j)	Consumer Services	L+525		11/29/24		66	65	65
Conservice LLC	(f)	Consumer Services	L+525		11/29/24		1,333	1,321	1,330
Conservice LLC	(f)(j)	Consumer Services	L+525		11/29/24		56	56	56
Constellis Holdings LLC	(f)	Capital Goods	L+625	1.0%	4/15/22		1,812	1,790	1,534

See notes to unaudited financial statements.

Corporate Capital Trust II

Unaudited Schedule of Investments (continued)

As of September 30, 2019

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
CSM Bakery Products		Food, Beverage & Tobacco	L+400	1.0%	7/3/20	$435	$418	$407
CTI Foods Holding Co LLC	(f)	Food, Beverage & Tobacco	L+700	1.0%	5/3/24	28	28	28
Diamond Resorts International Inc		Consumer Services	L+375	1.0%	9/2/23	1,003	959	979
Distribution International Inc		Retailing	L+575	1.0%	12/15/23	7,444	6,377	6,998
Eacom Timber Corp	(f)(g)	Materials	L+650	1.0%	11/30/23	2,672	2,652	2,575
Eagle Family Foods Inc	(f)	Food, Beverage & Tobacco	L+650	1.0%	6/14/23	67	67	65
Eagle Family Foods Inc	(f)(j)	Food, Beverage & Tobacco	L+650	1.0%	6/14/23	92	91	88
Eagle Family Foods Inc	(f)	Food, Beverage & Tobacco	L+675	1.0%	6/14/24	1,048	1,038	1,008
Electronics For Imaging Inc		Technology Hardware & Equipment	L+500		7/23/26	607	577	567
Entertainment Benefits Group LLC	(f)	Media & Entertainment	L+575	1.0%	9/30/24	23	23	23
Entertainment Benefits Group LLC	(f)(j)	Media & Entertainment	L+575	1.0%	9/30/24	92	92	92
Entertainment Benefits Group LLC	(f)	Media & Entertainment	L+575	1.0%	9/30/25	685	676	676
Foresight Energy LLC	(g)(k)	Materials	L+575	1.0%	3/28/22	1,517	1,463	836
Frontline Technologies Group LLC	(f)	Software & Services	L+650	1.0%	9/18/23	5,331	5,274	5,297
ID Verde	(f)(g)(j)	Commercial & Professional Services	E+210		3/29/24	€284	322	327
ID Verde	(f)(g)	Commercial & Professional Services	E+700		3/29/24	182	224	201
ID Verde	(f)(g)	Commercial & Professional Services	E+700		3/29/24	£78	102	98
ID Verde	(f)(g)	Commercial & Professional Services	E+700		3/29/25	€936	1,122	1,035
ID Verde	(f)(g)	Commercial & Professional Services	L+725		3/29/25	£342	468	434
Industria Chimica Emiliana Srl	(f)(g)	Pharmaceuticals, Biotechnology & Life Sciences	L+650		6/30/26	€2,012	2,145	2,128
Integro Ltd/United States	(f)	Insurance	L+575	1.0%	10/31/22	$1,182	1,176	1,182
J S Held LLC	(f)	Insurance	L+600	1.0%	7/1/25	11	11	11
J S Held LLC	(f)(j)	Insurance	L+600	1.0%	7/1/25	143	141	141
J S Held LLC	(e)(f)	Insurance	L+600	1.0%	7/1/25	1,336	1,323	1,322
J S Held LLC	(f)(j)	Insurance	L+600	1.0%	7/1/25	328	328	325
Jo-Ann Stores Inc		Retailing	L+500	1.0%	10/20/23	3,303	3,282	2,289
Lipari Foods LLC	(f)	Food & Staples Retailing	L+588	1.0%	1/6/25	4,689	4,655	4,684

See notes to unaudited financial statements.

Corporate Capital Trust II

Unaudited Schedule of Investments (continued)

As of September 30, 2019

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Lipari Foods LLC	(f)(j)	Food & Staples Retailing	L+588	1.0%	1/6/25		$973	$973	$972
MedAssets Inc		Health Care Equipment & Services	L+450	1.0%	10/20/22		70	70	64
Monitronics International Inc	(e)	Commercial & Professional Services	L+650	1.3%	3/29/24		2,453	2,390	2,266
Monitronics International Inc		Commercial & Professional Services	L+500	1.5%	7/3/24		202	202	203
Monitronics International Inc	(j)	Commercial & Professional Services	L+500	1.5%	7/3/24		1,162	1,162	1,165
Monitronics International Inc		Commercial & Professional Services	L+500	1.5%	7/3/24		692	692	697
Multi-Color Corp	(g)	Commercial & Professional Services	6.8%		7/15/26		576	576	600
NCI Inc	(f)	Software & Services	L+750	1.0%	8/15/24		4,195	4,154	4,087
One Call Care Management Inc		Insurance	L+400	1.0%	11/27/20		24	22	21
One Call Care Management Inc		Insurance	L+525	1.0%	11/27/22		556	475	440
Onvoy LLC		Telecommunication Services	L+450	1.0%	2/10/24		154	140	129
PAE Holding Corp		Capital Goods	L+550	1.0%	10/20/22		50	50	50
Peak 10 Holding Corp		Telecommunication Services	L+350		8/1/24		68	64	59
Project Marron	(f)(g)	Consumer Services	L+625		7/3/25	A$	731	513	493
Project Marron	(f)(g)	Consumer Services	L+625		7/2/25	C$	574	437	433
Qdoba Restaurant Corp		Consumer Services	L+700	1.0%	3/21/25		$1,970	1,936	1,999
Quorum Health Corp		Health Care Equipment & Services	L+675	1.0%	4/29/22		4,414	4,405	4,359
Reliant Rehab Hospital Cincinnati LLC	(f)	Health Care Equipment & Services	L+675	1.0%	9/2/24		2,304	2,286	2,265
Revere Superior Holdings, Inc	(f)	Software & Services	L+675	1.0%	11/21/22		5,896	5,854	5,954
Revere Superior Holdings, Inc	(f)(j)	Software & Services	L+675	1.0%	11/21/22		352	347	356
Savers Inc	(f)	Retailing	L+650, 0.8% PIK (0.8% Max PIK)	1.5%	3/28/24		1,054	1,042	1,044
Savers Inc	(f)	Retailing	L+700, 0.8% PIK (0.8% Max PIK)	1.0%	3/28/24	C$	1,464	1,078	1,115
Sequa Corp	(e)	Materials	L+500	1.0%	11/28/21		$1,532	1,538	1,521
SIRVA Worldwide Inc		Commercial & Professional Services	L+550		8/4/25		455	449	442
Smart & Final Stores LLC	(g)	Food & Staples Retailing	L+675		6/20/25		2,549	2,300	2,334
Smart Foodservice	(g)	Food & Staples Retailing	L+475		6/20/26		362	359	364

See notes to unaudited financial statements.

Corporate Capital Trust II

Unaudited Schedule of Investments (continued)

As of September 30, 2019

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
SMART Global Holdings Inc	(f)(g)(j)	Semiconductors & Semiconductor Equipment	L+400		2/9/21		$96	$96	$91
SMART Global Holdings Inc	(f)(g)	Semiconductors & Semiconductor Equipment	L+625	1.0%	8/9/22		3,319	3,285	3,334
Staples Canada	(f)(g)	Retailing	L+700	1.0%	9/12/24	C$	4,531	3,671	3,462
Sutherland Global Services Inc	(g)	Software & Services	L+538	1.0%	4/23/21		$2,194	2,160	2,179
Tangoe LLC	(f)	Software & Services	L+650	1.0%	11/28/25		1,984	1,966	1,986
Team Health Inc		Health Care Equipment & Services	L+275	1.0%	2/6/24		960	935	796
Torrid Inc	(f)	Retailing	L+675	1.0%	12/14/24		786	777	778
Total Safety US Inc		Capital Goods	L+600	1.0%	8/16/25		511	455	484
Virgin Pulse Inc	(f)	Software & Services	L+650	1.0%	5/22/25		3,058	3,037	3,038
Vivint Inc	(e)	Commercial & Professional Services	L+500		4/1/24		68	66	67
Wheels Up Partners LLC	(f)	Transportation	L+855	1.0%	1/26/21		620	619	620
Wheels Up Partners LLC	(f)	Transportation	L+855	1.0%	8/26/21		331	329	331
Wheels Up Partners LLC	(f)	Transportation	L+710	1.0%	6/30/24		1,116	1,112	1,120
Wheels Up Partners LLC	(f)	Transportation	L+710	1.0%	11/1/24		460	457	462
Wheels Up Partners LLC	(f)	Transportation	L+710	1.0%	12/21/24		1,722	1,713	1,728
WireCo WorldGroup Inc		Capital Goods	L+500	1.0%	9/29/23		96	95	94

Total Senior Secured Loans—First Lien								119,341	113,136
Unfunded Loan Commitments								(3,760)	(3,760)

Net Senior Secured Loans—First Lien								115,581	109,376

Senior Secured Loans—Second Lien—33.6%
Access CIG LLC		Software & Services	L+775		2/27/26		211	209	211
Advantage Sales & Marketing Inc		Commercial & Professional Services	L+650	1.0%	7/25/22		542	497	471
Albany Molecular Research Inc		Pharmaceuticals, Biotechnology & Life Sciences	L+700	1.0%	8/30/25		913	910	909
Ammeraal Beltech Holding BV	(f)(g)	Capital Goods	L+800		7/27/26		2,018	1,981	1,956
Applied Systems Inc		Software & Services	L+700	1.0%	9/19/25		2,624	2,624	2,660

See notes to unaudited financial statements.

Corporate Capital Trust II

Unaudited Schedule of Investments (continued)

As of September 30, 2019

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
athenahealth Inc	(f)	Health Care Equipment & Services	L+850		2/11/27	$2,516	$2,493	$2,538
BCA Marketplace PLC	(e)(f)(g)	Retailing	L+825		9/4/27	£1,179	1,436	1,436
CommerceHub Inc	(f)	Software & Services	L+775		5/21/26	$3,222	3,137	3,169
EaglePicher Technologies LLC		Capital Goods	L+725		3/8/26	450	447	436
Electronics For Imaging Inc		Technology Hardware & Equipment	L+900		7/23/27	152	144	140
Emerald Performance Materials LLC		Materials	L+775	1.0%	8/1/22	37	37	37
Excelitas Technologies Corp		Technology Hardware & Equipment	L+750	1.0%	12/1/25	811	804	814
Integro Ltd/United States	(f)	Insurance	L+925	1.0%	10/30/23	222	220	222
Invictus		Materials	L+675		3/30/26	151	150	140
LBM Borrower LLC		Capital Goods	L+925	1.0%	8/20/23	900	896	886
Misys Ltd	(g)	Software & Services	L+725	1.0%	6/13/25	1,918	1,911	1,842
NEP Broadcasting LLC		Media & Entertainment	L+700		10/19/26	80	79	79
New Arclin US Holding Corp	(g)	Materials	L+875	1.0%	2/14/25	289	286	287
OEConnection LLC	(f)	Software & Services	L+825		9/25/27	837	829	829
One Call Care Management Inc	(f)	Insurance	L+375, 6.0% PIK (6.0% Max PIK)	1.0%	4/11/24	1,249	1,240	1,020
Paradigm Acquisition Corp		Health Care Equipment & Services	L+750		10/26/26	267	267	266
Polyconcept North America Inc	(f)	Consumer Durables & Apparel	L+1,000	1.0%	2/16/24	624	613	630
Pure Fishing Inc	(f)	Consumer Durables & Apparel	L+838	1.0%	12/31/26	1,806	1,788	1,575
Rise Baking Company	(f)	Food, Beverage & Tobacco	L+800	1.0%	8/9/26	694	688	682
Sequa Corp		Materials	L+900	1.0%	4/28/22	4,024	4,054	3,972
SIRVA Worldwide Inc		Commercial & Professional Services	L+950		8/3/26	417	388	363
SMG/PA		Consumer Services	L+700		1/23/26	230	231	233
Sparta Systems Inc	(f)	Software & Services	L+825	1.0%	7/27/25	2,438	2,408	2,185
Transplace		Transportation	L+875	1.0%	10/6/25	3,289	3,220	3,223
Vantage Specialty Chemicals Inc		Materials	L+825	1.0%	10/27/25	755	745	679
WireCo WorldGroup Inc		Capital Goods	L+900	1.0%	9/30/24	1,632	1,628	1,616

Total Senior Secured Loans—Second Lien							36,360	35,506

See notes to unaudited financial statements.

Corporate Capital Trust II

Unaudited Schedule of Investments (continued)

As of September 30, 2019

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Other Senior Secured Debt—6.6%
Cleaver-Brooks Inc		Capital Goods	7.9%		3/1/23	$349	$349	$332
Cornerstone Chemical Co		Materials	6.8%		8/15/24	2,682	2,685	2,490
Enterprise Development Authority		Consumer Services	12.0%		7/15/24	26	27	29
Frontier Communications Corp	(g)	Telecommunication Services	8.5%		4/1/26	885	870	887
Genesys Telecommunications Laboratories Inc		Technology Hardware & Equipment	10.0%		11/30/24	596	652	646
MultiPlan Inc		Health Care Equipment & Services	7.1%		6/1/24	127	128	118
Vivint Inc		Commercial & Professional Services	7.9%		12/1/22	1,752	1,734	1,756
Vivint Inc		Commercial & Professional Services	7.6%		9/1/23	821	755	735

Total Other Senior Secured Debt							7,200	6,993

Subordinated Debt—19.5%
athenahealth Inc	(f)	Health Care Equipment & Services	L+1,125 PIK (L+1,125 Max PIK)		2/11/27	1,258	1,258	1,266
ClubCorp Club Operations Inc		Consumer Services	8.5%		9/15/25	5,260	5,177	4,431
GFL Environmental Inc	(g)	Commercial & Professional Services	8.5%		5/1/27	653	670	726
Hub International Ltd		Insurance	7.0%		5/1/26	359	356	370
Kenan Advantage Group Inc		Transportation	7.9%		7/31/23	3,262	3,357	2,936
LifePoint Hospitals Inc		Health Care Equipment & Services	9.8%		12/1/26	926	926	993
PAREXEL International Corp		Pharmaceuticals, Biotechnology & Life Sciences	6.4%		9/1/25	610	592	564
Ply Gem Holdings Inc		Capital Goods	8.0%		4/15/26	527	510	520
Quorum Health Corp		Health Care Equipment & Services	11.6%		4/15/23	250	251	226
SRS Distribution Inc		Capital Goods	8.3%		7/1/26	3,010	2,998	3,078
Team Health Inc		Health Care Equipment & Services	6.4%		2/1/25	1,943	1,732	1,352
Vertiv Group Corp		Technology Hardware & Equipment	9.3%		10/15/24	3,081	3,054	2,985
Vivint Inc		Commercial & Professional Services	8.8%		12/1/20	1,170	1,107	1,151

Total Subordinated Debt							21,988	20,598

See notes to unaudited financial statements.

Corporate Capital Trust II

Unaudited Schedule of Investments (continued)

As of September 30, 2019

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Asset Based Finance—9.9%
Abacus JV, Private Equity	(f)(g)	Insurance				499,320	$499	$499
Accelerator Investments Aggregator LP, Private Equity	(f)(g)(i)	Diversified Financials				153,628	177	168
Altavair NewCo, Private Equity	(f)(g)	Capital Goods				204,187	204	226
Australis Maritime, Private Equity	(f)(g)(i)	Transportation				210,162	210	210
Home Partners JV, Structured Mezzanine	(f)(g)	Real Estate	11.0% PIK (11.0% Max PIK)		3/25/29	$524	524	524
Home Partners JV, Structured Mezzanine	(f)(g)(j)	Real Estate	11.0% PIK (11.0% Max PIK)		3/25/29	$524	524	524
Home Partners JV, Common Stock	(f)(g)(i)	Real Estate				262,043	262	271
Home Partners JV, Private Equity	(g)(i)	Real Estate				14,139	14	1
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	(f)(g)	Capital Goods				5,461,574	5,462	6,796
Lenovo Group Ltd, Structured Mezzanine	(f)(g)	Technology Hardware & Equipment	8.0%		6/22/22	€181	206	197
Lenovo Group Ltd, Structured Mezzanine	(f)(g)	Technology Hardware & Equipment	8.0%		6/22/22	$380	380	380
Lenovo Group Ltd, Structured Mezzanine	(f)(g)	Technology Hardware & Equipment	12.0%		6/22/22	€115	131	126
Lenovo Group Ltd, Structured Mezzanine	(f)(g)	Technology Hardware & Equipment	12.0%		6/22/22	$242	242	242
Pretium Partners LLC P2, Structured Mezzanine	(f)(g)	Real Estate	9.5%		5/29/25	$568	568	573
Sofi Lending Corp, 2019-C R1	(f)(g)	Diversified Financials			11/16/48	$520	295	294
Toorak Capital Funding LLC, Membership Interest	(f)(g)	Diversified Financials				13,218	13	13

Total Asset Based Finance							9,711	11,044
Unfunded Commitment							(524)	(524)

Net Asset Based Finance							9,187	10,520

See notes to unaudited financial statements.

Corporate Capital Trust II

Unaudited Schedule of Investments (continued)

As of September 30, 2019

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Equity/Other—4.2%
CTI Foods Holding Co LLC, Common Stock	(f)(i)	Food, Beverage & Tobacco				$56	$ 7	$7
Misys Ltd, Preferred Stock	(f)(g)	Software & Services	L+1,025			2,841	2,788	2,795
Polyconcept North America Inc, Class A-1 Units	(f)(i)	Consumer Durables & Apparel				624	62	109
VICI Properties Inc, Common Stock		Consumer Services				66,020	1,228	1,495

Total Equity/Other							4,085	4,406

TOTAL INVESTMENTS—177.1%	(h)						$ 194,401	187,399

LIABILITIES IN EXCESS OF OTHER ASSETS—(77.1%)								(81,565)

NET ASSETS—100.0%								$105,834

Foreign Currency Forward Contracts

Foreign Currency	Settlement Date	Counterparty	Notional Amount and Transaction		US$ Value at Settlement Date	US$ Value at September 30, 2019	Unrealized Appreciation (Depreciation)
CAD	October 10, 2019	JP Morgan Chase Bank	C$	5,690 Sold	$4,642	$4,296	$346
EUR	July 17, 2023	JP Morgan Chase Bank		€107 Sold	144	127	17

Total					$4,786	$4,423	$363

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)

Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of September 30, 2019, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 2.09%, the Euro Interbank Offered Rate, or EURIBOR or “E”, was (0.42)% and the Australian Bank Bill Swap Bid Rate, or BBSY or “B”, was 0.95%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment. Variable rate securities with no floor rate use the respective benchmark rate in all cases.

See notes to unaudited financial statements.

Corporate Capital Trust II

Unaudited Schedule of Investments (continued)

As of September 30, 2019

(in thousands, except share amounts)

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of trustees (see Note 8).

(e)	Position or portion thereof unsettled as of September 30, 2019.

(f)	Security is classified as Level 3 whereby fair value was determined by the Company’s board of trustees (see Note 8).

(g)

The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of September 30, 2019, 74.7% of the Company’s total assets represented qualifying assets.

(h)

As of September 30, 2019, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $3,126; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $10,635; the net unrealized depreciation was $7,509; the aggregate cost of securities for Federal income tax purposes was $194,908.

(i)	Security is non-income producing.

(j)	Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.

(k)	Asset is on non-accrual status.

Abbreviations:

A$ - Australian Dollar; local currency investment amount is denominated in Australian Dollar. A$1.00 / U.S. $0.67 as of September 30, 2019.

C$ - Canadian Dollar; local currency investment amount is denominated in Canadian Dollar. C$1.00 / U.S. $0.76 as of September 30, 2019.

€ - Euro; local currency investment amount is denominated in Euros. €1.00 / U.S. $1.09 as of September 30, 2019.

£ - British Pound Sterling; local currency investment amount is denominated in British Pound Sterling. £1.00 / U.S. $1.23 as of September 30, 2019.

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

Corporate Capital Trust II

Schedule of Investments (continued)

As of December 31, 2018

(in thousands, except share amounts)

Portfolio Company(a)(b)	Footnotes	Industry	Rate	Floor	Maturity Date	Principal Amount(c)	Cost(d)	Fair Value
WireCo WorldGroup Inc	(l)	Capital Goods	L+900	1.0%	9/30/24	$1,632	$1,628	$1,636

Total Senior Secured Loans—Second Lien							35,686	34,277

Other Senior Secured Debt—6.9%
Cleaver-Brooks Inc	(i)	Capital Goods	7.9%		3/1/23	625	625	611
Cornerstone Chemical Co	(i)	Materials	6.8%		8/15/24	2,682	2,686	2,362
Frontier Communications Corp	(g)(i)	Telecommunication Services	8.5%		4/1/26	353	353	309
Genesys Telecommunications Laboratories Inc	(i)	Technology Hardware & Equipment	10.0%		11/30/24	672	742	707
Pattonair Holdings Ltd	(g)(i)	Capital Goods	9.0%		11/1/22	1,057	1,071	1,068
Surgery Partners Holdings LLC	(i)	Health Care Equipment & Services	8.9%		4/15/21	18	18	18
Vivint Inc		Commercial & Professional Services	7.9%		12/1/22	1,752	1,731	1,660
Vivint Inc		Commercial & Professional Services	7.6%		9/1/23	821	744	672

Total Other Senior Secured Debt							7,970	7,407

Subordinated Debt—27.0%
Allegheny Technologies Inc	(g)	Materials	7.9%		8/15/23	850	829	871
CDK Global Inc	(g)	Software & Services	4.9%		6/1/27	7	7	7
ClubCorp Club Operations Inc	(i)	Consumer Services	8.5%		9/15/25	5,260	5,169	4,734
Consolidated Energy Finance SA (LUX)	(g)(h)(i)	Materials	6.5%		5/15/26	201	201	192
Datatel Inc	(i)	Software & Services	9.0%		9/30/23	102	107	103
Hub International Ltd	(i)	Insurance	7.0%		5/1/26	1,180	1,179	1,069
Kenan Advantage Group Inc	(i)	Transportation	7.9%		7/31/23	3,262	3,371	3,140
LifePoint Hospitals Inc	(i)	Health Care Equipment & Services	9.8%		12/1/26	921	921	877
PAREXEL International Corp	(i)	Pharmaceuticals, Biotechnology & Life Sciences	6.4%		9/1/25	610	591	545
Ply Gem Holdings Inc	(i)	Capital Goods	8.0%		4/15/26	1,666	1,634	1,533
Quorum Health Corp		Health Care Equipment & Services	11.6%		4/15/23	268	269	255
Reynolds Group Holdings Inc		Materials	8.0%		12/15/25	849	929	838

See notes to unaudited financial statements.

Corporate Capital Trust II

Schedule of Investments (continued)

As of December 31, 2018

(in thousands, except share amounts)

Portfolio Company(a)(b)	Footnotes	Industry	Rate	Floor	Maturity Date	Principal Amount(c)	Cost(d)	Fair Value
Reynolds Group Holdings Inc		Materials	8.4%		4/15/27	$2,653	$2,940	$2,637
SRS Distribution Inc	(i)	Capital Goods	8.3%		7/1/26	3,010	2,997	2,769
Surgery Partners Holdings LLC	(i)	Health Care Equipment & Services	6.8%		7/1/25	548	502	474
Team Health Inc	(i)	Health Care Equipment & Services	6.4%		2/1/25	1,943	1,710	1,586
Tenet Healthcare Corp	(g)	Health Care Equipment & Services	7.0%		8/1/25	31	31	29
Triumph Group Inc		Capital Goods	7.8%		8/15/25	217	217	192
Vertiv Group Corp	(i)	Technology Hardware & Equipment	9.3%		10/15/24	6,124	6,324	5,450
Vivint Inc		Commercial & Professional Services	8.8%		12/1/20	1,695	1,571	1,617

Total Subordinated Debt							31,499	28,918

Portfolio Company(a)(b)	Footnotes	Industry	Rate	No. of Shares	Cost(d)	Fair Value
Asset Based Finance—6.3%
Accelerator Investments Aggregator LP (NLD)	(f)(g)(h)(p)	Diversified Financials		107,825	$126	$123
Australis Maritime (MHL)	(f)(g)(h)	Transportation		43,819	44	44
KKR Zeno Aggregator LP (K2 Aviation) (IRE)	(f)(g)(h)	Capital Goods		5,630,570	5,631	5,631
Montgomery Credit Holdings LP	(f)(g)(p)	Diversified Financials		1,095,595	1,095	975

Total Asset Based Finance					6,896	6,773

Equity/Other—3.8%
Misys Ltd, Preferred Stock	(f)(g)(j)(n)	Software & Services	L+1025	2,842	2,788	2,682
Polyconcept North America Inc, Class A - 1 Units	(f)	Consumer Durables & Apparel		624	62	92
VICI Properties Inc, Common Stock		Consumer Services		66,020	1,228	1,240

Total Equity/Other					4,078	4,014

TOTAL INVESTMENTS—163.5%	(k)				$183,365	175,166

OTHER ASSETS IN EXCESS OF LIABILITIES—(63.5%)						(67,996)

NET ASSETS—100.0%						$107,170

Derivative Instruments (Note 7)—0.4%

Foreign currency forward contracts						$457

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial

Corporate Capital Trust II

Notes to Unaudited Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited financial statements should be read in conjunction with its audited financial statements as of and for the year ended December 31, 2018 included in the Company’s annual report on Form 10-K for the year ended December 31, 2018. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The December 31, 2018 balance sheet and schedule of investments are derived from the Company’s audited financial statements as of and for the year ended December 31, 2018. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Accounting Standards Codification Topic 946, Financial Services—Investment Companies.

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

Reclassifications: Certain amounts in the unaudited financial statements as of and for the three and nine months ended September 30, 2018 and the audited financial statements as of and for the year ended December 31, 2018 may have been reclassified to conform to the classifications used to prepare the unaudited financial statements as of and for the three and nine months ended September 30, 2019.

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

Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. For the nine months ended September 30, 2019, the Company recognized $384 in structuring fee revenue. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.

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

Corporate Capital Trust II

Notes to Unaudited Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019		2018(1)
	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	—	$—	136,070	$1,331
Reinvestment of Distributions	188,771	1,643	296,059	2,744

Total Gross Proceeds	188,771	1,643	432,129	4,075
Commissions and Dealer Manager Fees	—	—	—	(61)

Net Proceeds to Company	188,771	1,643	432,129	4,014
Repurchases of Common Shares	(426,220)	(3,829)	(448,151)	(4,138)

Net Proceeds from Share Transactions	(237,449)	$(2,186)	(16,022)	$(124)

(1)	The Company terminated its Offering to new investors effective April 30, 2018. However, the Company continues to issue new shares under its distribution reinvestment plan.

During the period from October 1, 2019 to November 8, 2019, the Company issued 94,390 shares of common stock pursuant to its distribution reinvestment plan, or DRP, at a price per share of $8.55 for gross proceeds of $807. For additional information regarding the terms of the DRP, see Note 5.

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

Corporate Capital Trust II

Notes to Unaudited Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

The following table provides information concerning the Company’s repurchases of shares of common stock pursuant to its share repurchase program during the nine months ended September 30, 2019 and 2018:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2018
December 31, 2017	February 20, 2018	91,276	37%	0.72%	$9.20	$840
June 30, 2018	July 2, 2018	356,875	100%	2.77%	$9.24	3,298

Total		448,151				$4,138

Fiscal 2019
December 31, 2018	January 7, 2019	315,173	90%	2.51%	$9.14	$2,881
March 31, 2019	April 9, 2019	111,047	100%	0.90%	$8.54	948
June 30, 2019(1)	—	—	—	—	—	—

Total		426,220				$3,829

(1)	The Company suspended its share repurchase program on May 31, 2019.

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

On April 30, 2018, the Company terminated its Offering and in conjunction therewith, the Former Advisors agreed to permanently waive their rights to receive reimbursement of approximately $5,000 of organization and offering expenses that they had incurred on the Company’s behalf. As such, as of September 30, 2019, the Company had no contingent obligations to reimburse its Former Advisors for organization and offering expenses.

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

During the nine months ended September 30, 2019, the Advisor did not defer the receipt of any base management fees. As of September 30, 2019, there were no deferred base management fees subject to future payment by the Company.

Corporate Capital Trust II

Notes to Unaudited Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

The following table describes the fees and expenses accrued under the Investment Advisory Agreement, the Former Investment Advisory Agreement, the Administrative Services Agreement, the Former Administrative Services Agreement, the Expense Support Agreement and the Former Expense Support Agreement, as applicable, during the three and nine months ended September 30, 2019 and 2018:

			Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Source Agreement	Description	2019	2018	2019	2018
CNL Securities Corp.	Managing Dealer Agreement	Up-front Selling Commissions and Dealer Manager Fees	$—	$—	$—	$61
CNL Securities Corp.	Managing Dealer Agreement	Distribution and Shareholder Servicing Fees	$—	$—	$—	$376
CNL and KKR	Former Investment Advisory Agreement	Offering Costs	$—	$—	$—	$20
FS/KKR Advisor, CNL and KKR	Investment Advisory Agreement Former Investment Advisory Agreement	Base Management Fee(1)	$699	$724	$2,071	$2,295
FS/KKR Advisor, CNL and KKR	Investment Advisory Agreement Former Investment Advisory Agreement	Capital Gains Incentive Fee(2)	$—	$185	$—	$(79)
FS/KKR Advisor, CNL and KKR	Investment Advisory Agreement Former Investment Advisory Agreement	Subordinated Incentive Fee on Income(3)	$351	$—	$716	$—
FS/KKR Advisor and CNL	Administrative Services Agreement Former Administrative Services Agreement	Administrative Services Expenses(4)	$103	$—	$265	$364
FS/KKR Advisor, CNL and KKR	Expense Support Agreement Former Expense Support Agreement	Expense Support(1)	$—	$(44)	$—	$(625)

(1)

During the nine months ended September 30, 2019, $1,902 of base management fees were paid to the Advisor and $165 of expense support payments due from the Advisor were used to offset management fees payable. As of September 30, 2019, $699 in base management fees were payable to the Advisor.

(2)

During the nine months ended September 30, 2019 and 2018, no capital gains incentive fees were paid to the Advisor and/or Former Advisors. As of September 30, 2019, no capital gains incentive fees were payable to the Advisor.

(3)

During the nine months ended September 30, 2019, $365 of subordinated incentive fees on income were paid to the Advisor. As of September 30, 2019, a subordinated incentive fee on income of $351 was payable to the Advisor.

(4)

During the nine months ended September 30, 2019, $53 of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by the Advisor, and the remainder

Corporate Capital Trust II

Notes to Unaudited Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

related to other reimbursable expenses, including reimbursement of fees related to transactional expenses for prospective investments, such as fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. Broken deal costs were $11 and $16 for the nine months ended September 30, 2019 and 2018, respectively. The Company paid $236 in administrative services expenses to the Advisor during the nine months ended September 30, 2019.

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

Corporate Capital Trust II

Notes to Unaudited Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions

The following table reflects the cash distributions per share that the Company has declared on its common stock during the nine months ended September 30, 2019 and 2018:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2018
March 31, 2018	$0.14625	$1,868
June 30, 2018	0.14625	1,876
September 30, 2018	0.14625	1,839

Total	$0.43875	$5,583

Fiscal 2019
March 31, 2019	$0.14625	$1,796
June 30, 2019	0.14625	1,787
September 30, 2019	0.14625	1,787

Total	$0.43875	$5,370

The Company currently intends to declare and pay regular cash distributions on a quarterly basis. On October 29, 2019, the Company’s board of trustees declared a regular quarterly cash distribution of $0.14625 per share, which will be paid on or about January 15, 2020 to shareholders of record as of the close of business on December 31, 2019. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of trustees.

The Company has adopted a distribution reinvestment plan for its shareholders. As a result, if the Company makes a cash distribution, its shareholders who have elected to participate in the distribution reinvestment plan will have their cash distribution automatically reinvested in additional shares of the Company’s common stock. The Company has suspended the DRP with respect to any distributions with a record date between December 1, 2019 and the closing of the Mergers.

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

Corporate Capital Trust II

Notes to Unaudited Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The Company estimates that none of the distributions declared during the nine months ended September 30, 2019 would be classified as a tax basis return of capital. None of the distributions declared during the year ended December 31, 2018 were classified as a tax basis return of capital. As of September 30, 2019 and December 31, 2018, the Company had undistributed net investment income of $894 and $294, respectively.

The total and the sources of declared distributions on a GAAP basis for the nine months ended September 30, 2019 and 2018 are presented in the table below:

	Nine Months Ended September 30,
	2019			2018
	Per Share	Amount	Allocation	Per Share	Amount	Allocation
Net investment income	$0.44	$5,370	100.0%	$0.41	$5,176	92.7%
Net realized gains	—	—	—	0.02	300	5.4%
Distributions in excess of net investment income	—	—	—	0.01	107	1.9%

Total declared distributions	$0.44	$5,370	100.0%	$0.44	$5,583	100.0%

Net investment income includes Expense Support Payments of $625 which supported distributions during the nine months ended September 30, 2018. Sources of distributions, other than net investment income and realized gains on a GAAP basis, include (i) the ordinary income component of prior year tax basis undistributed earnings and (ii) required adjustments to GAAP net investment income and realized gains in the current period to determine taxable income available for distributions.

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2019 and December 31, 2018:

	September 30, 2019 (Unaudited)			December 31, 2018
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$115,581	$109,376	58.4%	$97,236	$93,777	53.6%
Senior Secured Loans—Second Lien	36,360	35,506	18.9%	35,686	34,277	19.6%
Other Senior Secured Debt	7,200	6,993	3.7%	7,970	7,407	4.2%
Subordinated Debt	21,988	20,598	11.0%	31,499	28,918	16.5%
Asset Based Finance	9,187	10,520	5.6%	6,896	6,773	3.8%
Equity/Other	4,085	4,406	2.4%	4,078	4,014	2.3%

Total	$194,401	$187,399	100.0%	$183,365	$175,166	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or

Corporate Capital Trust II

Notes to Unaudited Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities. As of September 30, 2019 and December 31, 2018, the Company did not hold investments in any portfolio companies of which it is deemed to “control” or be an “affiliated person.”

The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of September 30, 2019, the Company had unfunded debt investments with aggregate unfunded commitments of $4,284 and unfunded equity/other commitments of $7,562. As of December 31, 2018, the Company had unfunded debt investments with aggregate unfunded commitments of $1,804 and unfunded equity commitments of $9,531. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise. See Note 10 for additional details regarding the Company’s unfunded commitments.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2019 and December 31, 2018:

	September 30, 2019 (Unaudited)		December 31, 2018
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$1,600	0.9%	$1,502	0.9%
Capital Goods	19,680	10.5%	23,439	13.4%
Commercial & Professional Services	15,478	8.3%	14,372	8.2%
Consumer Durables & Apparel	3,963	2.1%	3,895	2.2%
Consumer Services	11,422	6.1%	9,718	5.5%
Diversified Financials	3,513	1.9%	1,748	1.0%
Energy	825	0.4%	1,552	0.9%
Food & Staples Retailing	11,719	6.2%	4,605	2.6%
Food, Beverage & Tobacco	2,194	1.2%	1,728	1.0%
Health Care Equipment & Services	14,354	7.7%	12,098	6.9%
Insurance	5,084	2.7%	4,933	2.8%
Materials	12,537	6.7%	17,977	10.3%
Media & Entertainment	778	0.4%	—	—
Pharmaceuticals, Biotechnology & Life Sciences	4,833	2.6%	1,451	0.8%
Real Estate	1,369	0.7%	—	—
Retailing	20,678	11.0%	19,082	10.9%
Semiconductors & Semiconductor Equipment	3,329	1.8%	3,346	1.9%
Software & Services	36,241	19.3%	34,907	19.9%
Technology Hardware & Equipment	6,097	3.2%	6,934	4.0%
Telecommunication Services	1,075	0.6%	449	0.3%
Transportation	10,630	5.7%	11,430	6.5%

Total	$187,399	100.0%	$175,166	100.0%

Corporate Capital Trust II

Notes to Unaudited Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Financial Instruments

The following is a summary of the fair value and location of the Company’s derivative instruments in the balance sheets held as of September 30, 2019 and December 31, 2018:

		Fair Value
Derivative Instrument	Statement Location	September 30, 2019 (Unaudited)	December 31, 2018
Foreign currency forward contracts	Unrealized appreciation on foreign currency forward contracts	$363	$457

Total		$363	$457

Net realized and unrealized gains and losses on derivative instruments recorded by the Company for the three and nine months ended September 30, 2019 and 2018 are in the following locations in the unaudited statements of operations:

		Net Realized Gains (Losses)
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument	Statement Location	2019	2018	2019	2018
Foreign currency forward contracts	Net realized gain (loss) on foreign currency forward contracts	$—	$—	$—	$(1)

Total		$—	$—	$—	$(1)

		Net Unrealized Gains (Losses)
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument	Statement Location	2019	2018	2019	2018
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	$63	$(71)	$(94)	$112

Total		$63	$(71)	$(94)	$112

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

Corporate Capital Trust II

Notes to Unaudited Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Financial Instruments (continued)

The Company was a party to two foreign currency forward contracts during the period which related to economic hedging of the Company’s foreign currency denominated debt investments. As of September 30, 2019 and December 31, 2018, the Company’s open foreign currency forward contracts were as follows:

Foreign Currency	Settlement Date	Counterparty	Notional Amount and Transaction	US$ Value at Settlement Date	US$ Value at September 30, 2019	Unrealized Appreciation

CAD	October 10, 2019	JP Morgan Chase Bank	C$ 5,690 Sold	$4,642	$4,296	$346
EUR	July 17, 2023	JP Morgan Chase Bank	€ 107 Sold	144	127	17

Total				$4,786	$4,423	$363

Foreign Currency	Settlement Date	Counterparty	Notional Amount and Transaction	US$ Value at Settlement Date	US$ Value at December 31, 2018	Unrealized Appreciation

CAD	October 10, 2019	JP Morgan Chase Bank	C$ 5,690 Sold	$4,642	$4,191	$451
EUR	July 17, 2023	JP Morgan Chase Bank	€ 107 Sold	144	138	6

Total				$4,786	$4,329	$457

The following table presents the Company’s derivative assets by counterparty, net of amounts available for offset under a master netting agreement and net of the related collateral received by the Company for assets as of September 30, 2019:

Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
JP Morgan Chase Bank	$363	—	—	—	$363

(1)	In some instances, the actual amount of the collateral received may be more than the amount shown due to overcollateralization.

(2)	Net amount of derivative assets represents the net amount due from the counterparty to the Company in the event of default.

Corporate Capital Trust II

Notes to Unaudited Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Financial Instruments (continued)

As of September 30, 2019 and December 31, 2018, the combined contractual notional balance of the Company’s foreign currency forward contracts totaled $4,423 and $4,329, respectively, all of which related to hedging of the Company’s foreign currency denominated debt investments. The tables below display the Company’s foreign currency denominated debt investments and foreign currency forward contracts, summarized by foreign currency type as of September 30, 2019 and December 31, 2018:

	Debt Investments Denominated in Foreign Currencies As of September 30, 2019				Hedges As of September 30, 2019
Foreign Currency	Par Value in Local Currency		Par Value in U.S. Dollars	Fair Value	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars

Australian Dollars	A$	2,585	$1,732	$1,725	A$	—	$—

Canadian Dollars	C$	6,569	4,992	5,010	C$	5,690	4,296

Euros		€5,664	6,174	6,074		€107	127

British Pound Sterling		£2,487	3,059	3,066		£—	—

Total			$15,957	$15,875			$4,423

	Debt Investments Denominated in Foreign Currencies As of December 31, 2018				Hedges As of December 31, 2018
Foreign Currency	Par Value in Local Currency		Par Value in U.S. Dollars	Fair Value	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars

Canadian Dollars	C$	5,149	$3,759	$3,811	C$	5,690	$4,191

Euros		€3,289	3,782	3,718		€107	138

British Pound Sterling		£378	484	485		£—	—

Total			$8,025	$8,014			$4,329

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

As of September 30, 2019 and December 31, 2018, the Company’s investments were categorized as follows in the fair value hierarchy:

	September 30, 2019 (Unaudited)
	Level 1	Level 2	Level 3	Total

Senior Secured Loans—First Lien	$—	$43,236	$66,140	$109,376

Senior Secured Loans—Second Lien	—	19,264	16,242	35,506

Other Senior Secured Debt	—	6,993	—	6,993

Subordinated Debt	—	19,332	1,266	20,598

Asset Based Finance	—	1	10,519	10,520

Equity/Other	1,495	—	2,911	4,406

Total Investments	$1,495	$88,826	$97,078	$187,399

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Senior Secured Loans—First Lien	$—	$44,151	$49,626	$93,777

Senior Secured Loans—Second Lien	—	21,397	12,880	34,277

Other Senior Secured Debt	—	7,407	—	7,407

Subordinated Debt	—	28,918	—	28,918

Asset Based Finance	—	—	6,773	6,773

Equity/Other	1,240	—	2,774	4,014

Total Investments	$1,240	$101,873	$72,053	$175,166

In addition, the Company had foreign currency forward contracts, as described in Note 7, which were categorized as Level 2 in the fair value hierarchy as of September 30, 2019 and December 31, 2018.

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

The following tables provide reconciliations for the nine months ended September 30, 2019 and 2018 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Nine Months Ended September 30, 2019
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Subordinated Debt	Asset Based Finance	Equity/Other	Total
Fair value at beginning of period	$49,626	$12,880	$—	$6,773	$2,774	$72,053
Purchases	19,611	4,756	1,258	3,826	7	29,458
Paid-in-kind interest	125	51	—	—	—	176
Net realized gain (loss)	(50)	2	—	(171)	—	(219)
Net change in unrealized appreciation (depreciation)	(187)	(165)	8	1,469	130	1,255
Sales and repayments	(3,070)	(1,295)	—	(1,378)	—	(5,743)
Net discount accretion	85	13	—	—	—	98
Net transfers in or out of Level 3	—	—	—	—	—	—

Fair value at end of period	$66,140	$16,242	$1,266	$10,519	$2,911	$97,078

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(201)	$(155)	$8	$1,349	$130	$1,131

Corporate Capital Trust II

Notes to Unaudited Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

	For the Nine Months Ended September 30, 2018
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Asset Based Finance	Equity/Other	Total
Fair value at beginning of period	$27,061	$4,964	$2,682	$2,814	$37,521
Purchases	20,342	7,157	4,462	—	31,961
Paid-in-kind interest	54	21	—	—	75
Net realized gain (loss)	(6)	—	—	—	(6)
Net change in unrealized appreciation (depreciation)	(333)	(58)	(126)	(17)	(534)
Sales and repayments	(1,462)	(654)	(1,166)	—	(3,282)
Net discount accretion	96	17	—	—	113
Net transfers in or out of Level 3	—	—	—	—	—

Fair value at end of period	$45,752	$11,447	$5,852	$2,797	$65,848

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(329)	$(52)	$(126)	$(17)	$(524)

Corporate Capital Trust II

Notes to Unaudited Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of September 30, 2019 and December 31, 2018 were as follows:

Type of Investment	Fair Value at September 30, 2019(1) (Unaudited)	Valuation Technique(2)	Unobservable Input	Range (Weighted Average)(3)	Impact to Valuation from an Increase in Input(4)
Senior Debt	$77,290	Discounted Cash Flow	Discount Rate	6.50% - 16.43% (9.15%)	Decrease
	5,092	Cost
Subordinated Debt	1,266	Discounted Cash Flow	Discount Rate	13.18% - 13.18% (13.18%)	Decrease
Asset Based Finance	8,834	Discounted Cash Flow	Discount Rate	7.80% - 12.90% (11.96%)	Decrease
	877	Cost
	795	Other(5)
	13	Waterfall	EBITDA Multiple	1.36x - 1.36x (1.36x)	Increase
Equity/Other	2,795	Discounted Cash Flow	Discount Rate	12.78% - 12.78% (12.78%)	Decrease
	116	Waterfall	EBITDA Multiple	8.80x - 9.30x (9.27x)	Increase

Total	$97,078

Type of Investment	Fair Value at December 31, 2018(1)	Valuation Technique(2)	Unobservable Input	Range (Weighted Average)(3)	Impact to Valuation from an Increase in Input(4)
Senior Debt	$56,933	Discounted Cash Flow	Discount Rate	7.68% - 15.55% (10.90%)	Decrease
	5,573	Cost	Cost	N/A	N/A
Asset Based Finance	975	Discounted Cash Flow	Discount Rate	10.96% (10.96%)	Decrease
	5,798	Cost	Cost	N/A	N/A
Equity/Other	2,682	Discounted Cash Flow	Discount Rate	15.59% (15.59%)	Decrease
	92	Market Comparables	Illiquidity Discount	10.00% (10.00%)	Decrease

Total	$72,053

(1)	Certain investments may be valued at cost for a period of time after an acquisition as the best indicator of fair value.

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

(5)	Fair value based on expected outcome of proposed corporate transactions and/or other factors.

Note 9. Financing Arrangements

On July 14, 2017, the Company entered into a senior secured revolving credit agreement, or as amended, the Credit Agreement. The Credit Agreement provides for a revolving credit facility, or the Revolving Credit Facility, consisting of loans to be made in dollars and other foreign currencies in an initial aggregate principal amount of $70,000, which was increased to $82,000 on June 11, 2018. Availability under the Revolving Credit Facility will terminate on December 31, 2019, and the outstanding loans under the Revolving Credit Facility will mature on July 14, 2020.

Under the Revolving Credit Facility, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities. The Company was in compliance with all covenants required by the Revolving Credit Facility as of September 30, 2019 and December 31, 2018.

As of September 30, 2019 and December 31, 2018, the principal amount outstanding on the Revolving Credit Facility was approximately $79,728 and $73,933, respectively. Of the $79,728 principal outstanding as of September 30, 2019, approximately $1,720, $642, $6,342 and $1,624 were denominated in Australian dollars, Canadian dollars, Euros and British pound sterling, respectively. Of the $73,933 principal outstanding as of December 31, 2018, approximately $73, $3,770 and $440 were denominated in Canadian dollars, Euros and British pound sterling, respectively.

The components of interest expense, average interest rates (i.e., base interest rate in effect plus the spread) and average outstanding balances for the Revolving Credit Facility for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest expense	$978	$943	$2,982	$2,226
Unused commitment fees	4	6	14	44
Amortization of deferred financing costs	27	28	81	80

Total interest expense	$1,009	$977	$3,077	$2,350

Weighted average interest rate(1)	4.9%	4.9%	5.1%	4.8%
Average borrowings	$79,095	$76,773	$78,310	$63,183

(1)	Weighted average interest rates include the effect of unused commitment fees.

The weighted average effective interest rate and weighted average remaining years to maturity of the Company’s outstanding borrowings as of September 30, 2019 were approximately 4.6% and 0.8 years, respectively.

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

As of September 30, 2019, the Company had a contingent obligation to reimburse the Advisor for expense support payments of $165. On April 30, 2018, the Former Advisors agreed to permanently waive the Company’s obligation to reimburse the Former Advisors approximately $5,400 in expense support payments not previously reimbursed under the Former Expense Support Agreement and approximately $5,000 of organization and offering expenses that they had incurred on the Company’s behalf. As such, as of September 30, 2019, the Company had no contingent obligations to reimburse its Former Advisors for expense support and organization and offering expenses. See Note 4 for further detail of the agreements with the Advisor and the Former Advisors.

Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s balance sheets. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of September 30, 2019, the Company’s unfunded commitments consisted of the following:

Category / Company(1)	Commitment Amount
Senior Secured Loans—First Lien
Apex Group Limited	$87
Conservice LLC	65
Conservice LLC	56
Eagle Family Foods Inc	91
Entertainment Benefits Group LLC	92
ID Verde	322
J S Held LLC	141
J S Held LLC	328
Lipari Foods LLC	973
Monitronics International Inc	1,162
Revere Superior Holdings, Inc	347
SMART Global Holdings Inc	96
Asset Based Finance
Home Partners JV, Structured Mezzanine	524

Total	$4,284

Unfunded equity/other commitments	$7,562

(1)	May be commitments to one or more entities affiliated with the named company.

Corporate Capital Trust II

Notes to Unaudited Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

As of September 30, 2019, the Company’s unfunded debt commitments have a fair value representing unrealized appreciation (depreciation) of $7. The Company funds its equity/other investments as it receives funding notices from the portfolio companies. As of September 30, 2019, the Company’s unfunded equity/other commitments have a fair value of zero.

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under such arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company had no such guarantees outstanding as of September 30, 2019 and December 31, 2018.

Corporate Capital Trust II

Notes to Unaudited Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 11. Financial Highlights

The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
Per Share Data:(1)
Net asset value, beginning of period	$8.55	$9.20
Results of operations(2)
Net investment income, before expense support	0.49	0.36
Expense support	—	0.05

Net investment income	0.49	0.41
Net realized gain (loss) and unrealized appreciation (depreciation)	0.00	(0.03)

Net increase (decrease) in net assets resulting from operations	0.49	0.38

Shareholder distributions(3)
Distributions from net investment income	(0.44)	(0.41)
Distributions from net realized gains	—	(0.02)
Distributions in excess of net investment income(4)	—	(0.01)

Net decrease in net assets resulting from shareholder distributions	(0.44)	(0.44)

Issuance of common stock(5)	0.01	0.00
Repurchases of common stock(6)	(0.01)	0.00

Net increase (decrease) in net assets resulting from capital share transactions	0.00	0.00

Net asset value, end of period	$8.60	$9.14

Total return based on net asset value(7)	5.77%	4.16%

Ratio/Supplemental Data:
Net assets, end of period	$105,834	$115,542
Average net assets(8)	$106,804	$116,916
Average borrowings(8)	$78,310	$63,183
Shares outstanding, end of period	12,302,271	12,640,594
Weighted average shares outstanding	12,260,166	12,733,097
Ratios to average net assets:(8)
Total operating expenses before expense support	7.50%	6.18%
Total operating expenses after expense support	7.50%	5.64%
Net investment income	5.59%	4.43%
Portfolio turnover	18%	34%
Total amount of senior securities outstanding, exclusive of treasury securities	$79,728	$75,471
Asset coverage per unit(9)	2.33	2.53

(1)	Per share data may be rounded in order to recompute the ending net asset value per share.

(2)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

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

Corporate Capital Trust II

Notes to Unaudited Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 11. Financial Highlights (continued)

(5)

The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous public offering and pursuant to the DRP. The issuance of common stock at a price, net of selling commissions and dealer manager fees, that is greater than the net asset value per share results in an increase in net asset value per share. The per share impact of the Company’s DRP is an increase to the net asset value of less than $0.01 per share during the nine months ended September 30, 2018.

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

On November 6, 2019, each of the Funds held its annual stockholder meeting at which stockholders voted on the applicable Mergers, the Recapitalization Transactions and certain other proposals. The stockholders of each of the Funds approved the applicable Mergers and the Recapitalization Transaction, but each of the FSIC II, FSIC III and FSIC IV adjourned its respective annual stockholder meeting until November 22, 2019 with respect to certain other proposals, including proposals necessary to consummate the Mergers and the Recapitalization Transaction. The stockholders of the Company approved all proposals necessary to consummate the Mergers and the Recapitalization Transaction.

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

On November 6, 2019, each of the Funds held its annual stockholder meeting at which stockholders voted on the applicable Mergers, the Recapitalization Transactions and certain other proposals. The stockholders of each of the Funds approved the applicable Mergers and the Recapitalization Transaction, but each of the FSIC II, FSIC III and FSIC IV adjourned its respective annual stockholder meeting until November 22, 2019 with respect to certain other proposals, including proposals necessary to consummate the Mergers and the Recapitalization Transaction. The stockholders of the Company approved all proposals necessary to consummate the Mergers and the Recapitalization Transaction.

Portfolio Investment Activity for the Three and Nine Months Ended September 30, 2019 and for the Year Ended December 31, 2018

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the three and nine months ended September 30, 2019:

Net Investment Activity	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
Purchases	$19,017	$44,942
Sales and Repayments	(12,514)	(33,387)

Net Portfolio Activity	$6,503	$11,555

	For the Three Months Ended September 30, 2019		For the Nine Months Ended September 30, 2019
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$14,006	73.6%	$32,575	72.5%
Senior Secured Loans—Second Lien	2,524	13.3%	5,015	11.2%
Other Senior Secured Debt	317	1.7%	672	1.5%
Subordinated Debt	543	2.9%	2,833	6.3%
Asset Based Finance	1,627	8.5%	3,840	8.5%
Equity/Other	—	—	7	0.0%

Total	$19,017	100.0%	$44,942	100.0%

The following table summarizes the composition of our investment portfolio at cost and fair value as of September 30, 2019 and December 31, 2018:

	September 30, 2019 (Unaudited)			December 31, 2018
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$115,581	$109,376	58.4%	$97,236	$93,777	53.6%
Senior Secured Loans—Second Lien	36,360	35,506	18.9%	35,686	34,277	19.6%
Other Senior Secured Debt	7,200	6,993	3.7%	7,970	7,407	4.2%
Subordinated Debt	21,988	20,598	11.0%	31,499	28,918	16.5%
Asset Based Finance	9,187	10,520	5.6%	6,896	6,773	3.8%
Equity/Other	4,085	4,406	2.4%	4,078	4,014	2.3%

Total	$194,401	$187,399	100.0%	$183,365	$175,166	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Number of Portfolio Companies	110	94
% Variable Rate Debt Investments (based on fair value)(1)(2)	77.8%	74.6%
% Fixed Rate Debt Investments (based on fair value)(1)(2)	15.5%	20.8%
% Other Income Producing Investments (based on fair value)(3)	5.0%	4.0%
% Non-Income Producing Investments (based on fair value)(2)	0.4%	0.6%
% of Investments on Non-Accrual (based on fair value)	1.3%	—
Weighted Average Annual Yield on Accruing Debt Investments(2)(4)	9.4%	9.5%
Weighted Average Annual Yield on All Debt Investments(5)	9.1%	9.5%

(1)	“Debt Investments” means investments that pay or are expected to pay a stated interest rate, stated dividend rate or other similar stated return.

(2)	Does not include investments on non-accrual status.

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

For the nine months ended September 30, 2019, our total return based on net asset value was 5.77% as compared to 4.16% for the nine months ended September 30, 2018. See footnote 7 to the table included in Note 11 to our unaudited financial statements included herein for information regarding the calculation of our total return based on net asset value.

Direct Originations

The following table presents certain selected information regarding our direct originations as of September 30, 2019 and December 31, 2018:

Characteristics of All Direct Originations held in Portfolio	September 30, 2019	December 31, 2018
Number of Portfolio Companies	47	31
% of Investments on Non-Accrual	—	—
Total Cost of Direct Originations	$96,942	$73,193
Total Fair Value of Direct Originations	$97,044	$72,053
% of Total Investments, at Fair Value	51.8%	41.1%
Weighted Average Annual Yield on Accruing Debt Investments(1)	9.5%	10.2%
Weighted Average Annual Yield on All Debt Investments(2)	9.5%	10.1%

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

The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$90,131	48%	$80,548	46%
2	93,330	50%	90,011	51%
3	2,327	1%	1,404	1%
4	1,611	1%	3,203	2%

Total	$187,399	100%	$175,166	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2019 and 2018

Revenues

Our investment income for the three and nine months ended September 30, 2019 and 2018 was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$4,209	83.6%	$4,173	98.3%	$12,525	89.6%	$11,377	96.6%
Fee income	162	3.2%	52	1.2%	453	3.2%	348	3.0%
Dividend and other income	662	13.2%	20	0.5%	1,002	7.2%	47	0.4%

Total investment income	$5,033	100.0%	$4,245	100.0%	$13,980	100.0%	$11,772	100.0%

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

The increase in income during the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 can primarily be attributed to the increase of dividend income as well as the increase in average investments held in our portfolio, along with higher yielding assets, resulting in increased interest income during the three months ended September 30, 2019.

Expenses

Our operating expenses for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Management fees	$699	$724	$2,071	$2,295
Capital gains incentive fees	—	185	—	(79)
Subordinated income incentive fees	351	—	716	—
Administrative services expenses	103	—	265	364
Stock transfer agent fees	115	15	274	76
Accounting and administrative fees	116	121	350	364
Interest expense	1,009	977	3,077	2,350
Trustees’ fees	77	72	231	200
Distribution and shareholder servicing fees	—	—	—	376
Offering costs	—	—	—	20
Other general and administrative expenses	563	457	1,026	1,255

Total operating expenses	3,033	2,551	8,010	7,221
Expense support	—	(44)	—	(625)

Total net expenses	$3,033	$2,507	$8,010	$6,596

The following table reflects selected expense ratios as a percent of average net assets for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Ratio of operating expenses to average net assets	2.86%	2.22%	7.50%	6.18%
Ratio of expense support to average net assets(1)	—	(0.04)%	—	(0.54)%

Ratio of net operating expenses to average net assets	2.86%	2.18%	7.50%	5.64%
Ratio of incentive fees and interest expense to average net assets(1)	1.28%	1.01%	3.55%	1.94%

Ratio of net operating expenses, excluding certain expenses, to average net assets	1.58%	1.17%	3.95%	3.70%

(1)	Ratio data may be rounded in order to recompute the ending ratio of net operating expenses to average net assets or net operating expenses, excluding certain expenses, to average net assets.

Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as LIBOR, among other factors.

Net Investment Income

Our net investment income totaled $2,000 ($0.16 per share) and $1,738 ($0.14 per share) for the three months ended September 30, 2019 and 2018, respectively. The increase in net investment income can be attributed primarily to higher dividend income, as discussed above, during the three months ended September 30, 2019.

Our net investment income totaled $5,970 ($0.49 per share) and $5,176 ($0.41 per share) for the nine months ended September 30, 2019 and 2018, respectively. The increase in net investment income can be attributed primarily to higher interest income and dividend income, as discussed above, during the nine months ended September 30, 2019.

Net Realized Gains or Losses

Our net realized gains (losses) for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net realized gain (loss) on investments(1)	$(809)	$101	$(1,211)	$332
Net realized gain (loss) on foreign currency forward contracts	—	—	—	(1)
Net realized gain (loss) on foreign currency transactions	7	(10)	54	(31)

Total net realized gain (loss)	$(802)	$91	$(1,157)	$300

(1)

We sold investments and received principal repayments, respectively, of $9,957 and $2,557 during the three months ended September 30, 2019 and $4,356 and $7,717 during the three months ended September 30, 2018. We sold investments and received principal repayments, respectively, of $25,623 and $7,764 during the nine months ended September 30, 2019 and $38,229 and $21,176 during the nine months ended September 30, 2018.

Net Change in Unrealized Appreciation (Depreciation)

Our net change in unrealized appreciation (depreciation) for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net change in unrealized appreciation (depreciation) on investments	$(1,324)	$875	$1,197	$(1,007)
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	63	(71)	(94)	112
Net change in unrealized appreciation (depreciation) on foreign currency translation	298	27	304	197

Total net change in unrealized appreciation (depreciation)	$(963)	$831	$1,407	$(698)

During the three months ended September 30, 2019, the net change in unrealized appreciation (depreciation) was primarily driven by the decrease in valuation of our Senior Secured Loan investments. During the nine months ended September 30, 2019, the net change in unrealized appreciation (depreciation) was primarily driven by the increase in valuation of our Asset Based Finance and Subordinated Debt investments.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended September 30, 2019 and 2018, the net increase (decrease) in net assets resulting from operations was $235 ($0.02 per share) and $2,660 ($0.21 per share), respectively.

For the nine months ended September 30, 2019 and 2018, the net increase (decrease) in net assets resulting from operations was $6,220 ($0.51 per share) and $4,778 ($0.38 per share), respectively.

Financial Condition, Liquidity and Capital Resources

Overview

As of September 30, 2019, we had approximately $1,325 in cash and foreign currency and $2,272 in borrowings available under our revolving credit facility, subject to borrowing base and other limitations. Proceeds from sales of investments and principal payments totaled $25,623 and $7,764, respectively, during the nine months ended September 30, 2019. As of September 30, 2019, we had unfunded debt investments with aggregate unfunded commitments of $4,284 and unfunded equity/other commitments of $7,562. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

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

Financing Arrangements

On July 14, 2017, we entered into the Credit Agreement which provides for the Revolving Credit Facility, consisting of loans to be made in dollars and other foreign currencies in an aggregate principal amount of up to $82,000. Availability under the Revolving Credit Facility will terminate on December 31, 2019, or the Revolver Termination Date, and the outstanding loans under the Revolving Credit Facility will mature on July 14, 2020.

The Revolving Credit Facility also requires mandatory prepayment of interest and principal upon certain events during the term-out period commencing on the Revolver Termination Date. The stated borrowing rate under the Revolving Credit Facility is based on LIBOR or with respect to borrowings in foreign currencies on a base rate applicable to such currency borrowings plus an applicable spread of 2.75%, or on an “alternate base rate” (as defined in the Credit Agreement). The Revolving Credit Facility includes an “accordion” feature that allows us, under certain circumstances, to increase the size of the facility to a maximum of $200,000. Under the Revolving Credit Facility, we have made certain representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities. During the nine months ended September 30, 2019, we borrowed approximately $24,073 and repaid approximately $17,704 on our Revolving Credit Facility. We have and will continue to use proceeds from borrowings to make investments in portfolio companies.

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

During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a shareholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our shareholders. No portion of the distributions paid during the nine months ended September 30, 2019 and 2018 represented a return of capital.

We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those shareholders who receive their distributions in the form of shares of our common stock under the DRP. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. shareholder.

The following table reflects the cash distributions per share and the total amount of distributions that we have declared on our common stock during the nine months ended September 30, 2019 and 2018:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2018
March 31, 2018	$0.14625	$1,868
June 30, 2018	0.14625	1,876
September 30, 2018	0.14625	1,839

Total	$0.43875	$5,583

Fiscal 2019
March 31, 2019	$0.14625	$1,796
June 30, 2019	0.14625	1,787
September 30, 2019	0.14625	1,787

Total	$0.43875	$5,370

See Note 5 to our unaudited financial statements included herein for additional information regarding our distributions for the nine months ended September 30, 2019 and 2018.

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

Loan origination fees, original issue discount and market discount are capitalized and we amortize such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. For the nine months ended September 30, 2019, we recognized $384 in structuring fee revenue. We record prepayment premiums on loans and securities as fee income when we receive such amounts.

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

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our statements of operations. During the nine months ended September 30, 2019 and 2018, we did not incur any interest or penalties.

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

Contractual Obligations

We have entered into agreements with the Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the Investment Advisory Agreement are equal to (a) an annual base management fee based on the average value of our gross assets (excluding cash and cash equivalents) and (b) an incentive fee based on our performance. The Advisor is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited financial statements included herein for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the nine months ended September 30, 2019 and 2018.

As of September 30, 2019, the principal amount outstanding on the Revolving Credit Facility was approximately $79,728. Of the $79,728 principal outstanding as of September 30, 2019, approximately $1,720, $642, $6,342 and $1,624 were denominated in Australian dollars, Canadian dollars, Euros and British pound sterling, respectively. The amount outstanding under the Revolving Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable on July 14, 2020, the maturity date. As of September 30, 2019, $2,272 remained unused under the Revolving Credit Facility.

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

              (dollar amounts in thousands)

Interest Rate Risk

We are subject to financial market risks, including changes in interest rates. As of September 30, 2019, 77.8% of our portfolio investments (based on fair value) were debt investments paying variable interest rates and 15.5% were debt investments paying fixed interest rates while 5.0% were other income producing investments, 0.4% consisted of non-income producing investments, and the remaining 1.3% consisted of investments on non-accrual status. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to the Advisor with respect to our increased pre-incentive fee net investment income.

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of September 30, 2019:

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 100 basis points	$(1,408)	$(797)	$(611)	(4.7)%
No change	—	—	—	—
Up 100 basis points	$1,464	$797	$667	5.1%
Up 300 basis points	$4,444	$2,392	$2,052	15.8%
Up 500 basis points	$7,424	$3,986	$3,438	26.4%

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the nine months ended September 30, 2019 and 2018, we did not engage in interest rate hedging activities.

Foreign Currency Risk

From time to time, we may make investments that are denominated in a foreign currency that are subject to the effects of exchange rate movements between the foreign currency of each such investment and the U.S. dollar, which may affect future fair values and cash flows, as well as amounts translated into U.S. dollars for inclusion in our financial statements.

The table below presents the effect that a 10% immediate, unfavorable change in the foreign currency exchange rates (i.e., strengthening of the U.S. dollar) would have on the fair value of our investments denominated in foreign currencies as of September 30, 2019, by foreign currency, all other valuation assumptions remaining constant. In addition, the table below presents the cost of our investments denominated in foreign currencies and the notional amount of foreign currency forward contracts in local currency in place as of September 30, 2019 to hedge against foreign currency risks.

	Investments Denominated in Foreign Currencies As of September 30, 2019					Hedges As of September 30, 2019
	Cost in Local Currency		Cost in U.S. Dollars	Fair Value	Reduction in Fair Value as of September 30, 2019 if 10% Adverse Change in Exchange Rate(1)	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Foreign Currency
Australian Dollars	A$	2,664	$1,785	$1,725	$173	A$	—	$—
Canadian Dollars	C$	6,824	5,186	5,010	501	C$	5,690	4,296
Euros		€6,406	6,982	6,565	657		€107	127
British Pound Sterling		£2,548	3,134	3,066	307		£—	—

Total			$17,087	$16,366	$1,638			$4,423

(1)	Excludes effect, if any, of any foreign currency hedges.

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

As of September 30, 2019, the net contractual amount of our foreign currency forward contracts totaled $4,423, all of which related to hedging of our foreign currency denominated debt investments. As of September 30, 2019, we had outstanding borrowings denominated in foreign currencies of A$2,550, C$850, €5,815 and £1,320 under our Revolving Credit Facility.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019.

Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three-month period ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable.

Item 3.      Defaults upon Senior Securities.

Not applicable.

Item 4.      Mine Safety Disclosures.

Not applicable.

Item 5.     Other Information.

Not applicable.

Item 6.	Exhibits.

3.1	Certificate of Trust of the Registrant (Incorporated by reference to Exhibit 2(a) to the Company’s registration statement on Form N-2 (File No. 333-199018) filed on September 29, 2014).

3.2	Certificate of Amendment to Certificate of Trust of the Registrant (Incorporated by reference to Exhibit 2(a)(1) to the Company’s registration statement on Form N-2 (File No. 333-199018) filed on August 31, 2015).

3.3	Second Amended and Restated Declaration of Trust of the Registrant (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 19, 2016).

3.4	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on February 19, 2016).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2019.

CORPORATE CAPITAL TRUST II

By:	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ WILLIAM GOEBEL
William Goebel Chief Financial Officer (Principal Accounting and Financial Officer)